Form 10-K405
period 1996-06-30
UROLOGIX INC
filed 1996-09-30
CIK 882873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended June 30, 1996
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transaction period from ________________ to _______________

                        Commission File Number  0-28414

                                UROLOGIX, INC.
            (Exact name of registrant as specified in its charter)

               MINNESOTA                                         41-1697237
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

                14405 21ST AVENUE NORTH, MINNEAPOLIS, MN 55447
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (612) 475-1400

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.01
                                  PAR VALUE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  (X)                           No  ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of September 23, 1996, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was approximately $68,415,000 based on the last reported sales price on that date.

As of September 23, 1996, the Company had outstanding 8,800,519 shares of Common Stock, $.01 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE.

The Company's Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on November 20, 1996 is incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1.   BUSINESS
- -------   --------

OVERVIEW

     Urologix is engaged in the development of minimally-invasive medical devices for the treatment of urological disorders. The Company's initial product, the Transurethral Thermo-ablation Therapy ("T3") System, is designed to treat benign prostatic hyperplasia ("BPH"), commonly known as "enlarged prostate." BPH affects millions of men as the prostate gland enlarges and causes adverse changes in urinary voiding patterns, which can dramatically impact a man's quality of life. The T3 procedure is a non-surgical, catheter-based therapy that uses a proprietary microwave technology and is designed to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the pain sensitive urethral tissue. Because the urethra is protected from heat and is not punctured or penetrated, a T3 procedure can be performed without general or regional anesthesia or intravenous sedation. Accordingly, the procedure can be performed in a low-cost setting such as a physician's office or an outpatient clinic. The Company believes that the T3 System is positioned to address the needs of physicians, patients and payors because of its potential to provide an efficacious, safe and cost-effective procedure for the treatment of BPH without the complications and side effects inherent in current treatments. The T3 System is an investigational device and is not currently available for commercial distribution in the United States. In June 1996, the Company received CE Mark Certification, which allows the T3 to be sold in the European Community countries.

     Evidence of BPH typically begins to appear in men in their 50s, and by age 70 the quality of life of most men is negatively affected by BPH symptoms. These troubling symptoms include increased frequency of urination, a sudden urgency to urinate and a weak flow of urine. It is estimated that at least 23 million men worldwide, including six million men in the United States, suffer moderate to severe symptoms of BPH. It is further estimated that in the United States over 80% of these men live with the symptoms of the disease, an approach known as "watchful waiting," rather than undergo surgery or prolonged drug treatment. Despite the fact that only a small portion of sufferers seek treatment, worldwide BPH-related expenditures are estimated to be $8 billion annually, with $3 billion spent annually in the United States.

     BPH has historically been treated by surgical intervention or by drug therapy. The primary surgical treatment for BPH is transurethral resection of the prostate ("TURP"), a procedure in which an electrosurgical loop is used to cut away the prostatic urethra and surrounding diseased tissue in the prostate, thereby widening the urethral channel for urine flow. The TURP procedure requires the use of general or spinal anesthesia and almost always results in post-treatment hospitalization, both of which add significantly to the total treatment cost. A significant number of patients who undergo TURP encounter both short and long-term complications. These complications can include painful urination, retrograde ejaculation, infection, impotence, long-term incontinence and excessive bleeding. Drug therapy has emerged as an alternative to surgery in the last several years. While it is estimated that 1.5 million men will use drug therapy for BPH in 1996, independent clinical studies have shown that many men undergoing drug therapy do not realize clinically significant relief from BPH symptoms. An estimated 30% to 40% of patients who initially pursue drug therapy to treat their BPH symptoms discontinue treatment within twelve months for various reasons, including the inconvenience of the daily regimen, dissatisfaction with symptom relief and undesirable side effects ranging from dizziness, headache and fatigue to impotence, decreased libido and other sexual dysfunctions, depending on the type of drug therapy used.

     The Company's clinical studies to date demonstrate that most patients who received the T3 therapy experienced a significant improvement in BPH symptoms and urine flow rates, minimal complications and post-treatment discomfort, and were able to return to normal activities within a few days. Although the Company has provided the FDA with clinical information derived from its feasibility study, the Company's results from later stage clinical studies have not yet been submitted to or reviewed by the FDA. As of September 1, 1996, over 600 patients affected with BPH have been treated with Urologix' T3 System in controlled clinical studies. The Company expects to submit its premarket approval application ("PMA") to the United States Food and Drug Administration (the "FDA") in 1996 based on the results of its clinical trials. In June 1996, the Company received ISO 9001 certification to meet the requirements for use of the CE Mark, which allows the Company to market its products in the European Union. The Company's Japanese distributor, Nihon Kohden

Corporation ("NKC"), submitted an application for marketing approval to the Japanese Ministry of Health and Welfare in late fiscal 1996.

CAUTIONARY STATEMENT

     Statements included in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. These factors include (i) the ability of the Company's distributors to successfully market and sell the Company's products in markets outside the United States; (ii) the Company's ability to complete and file a PMA application that will enable it to receive FDA approval in a timely manner,
(iii) the Company's ability to successfully market its product after FDA approval; (iv) the Company's ability to successfully complete the transition from a research and development company to an operating company manufacturing and distributing products; and (v) the extent to which the physicians performing the T3 procedures are able to obtain third party reimbursement.

BENIGN PROSTATIC HYPERPLASIA ("BPH")

     BPH is a non-cancerous urological disease in which the prostate enlarges and restricts the urethra. Symptoms associated with BPH affect the quality of life of millions of sufferers worldwide and BPH can lead to irreversible bladder or kidney damage. The prostate is a walnut-size gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. The prostate produces seminal fluid and plays a key role in sperm preservation and transportation. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate that are located primarily lateral, medial and anterior to the urethra (the "transition zone") begin to grow at an increasing rate. As the transition zone of the prostate expands, it compresses or impinges other portions of the prostate gland and the urethra, thereby restricting the normal passage of urine. This restriction of the urethra may require a patient to exert excessive bladder pressure to begin urination. If the patient cannot generate sufficient force to adequately void urine from the bladder, the possibility of infection and bladder and kidney damage increases.

     The symptoms a patient experiences from BPH primarily relate to changes in urinary voiding and may have a significant impact on a patient's quality of life. These symptoms include:

     .  increased frequency of urination    .  Stopping and starting of flow
        during the day and night               during urination
     .  sudden urgency to urinate           .  weak flow of urine
     .  difficulty in starting urination    .  sensation of incompleteness in
                                               emptying of the bladder

     The American Urological Association ("AUA") has developed and statistically validated a system of evaluating and monitoring BPH symptom severity called the AUA Symptom Score. This score is composed of the sum of the patient's responses to seven questions generally relating to the symptoms described above. The patient ranks a symptom on a scale of 0-5, with 5 being most severe. The Agency for Health Care Policy and Research ("AHCPR") has recommended that patients with a total score of less than 8 should not be considered candidates for BPH treatment of any kind. A patient with a total score of 8 to 19 is considered to have moderate symptoms of BPH, and a patient with a total score of 20 or greater is classified as having severe symptoms. Other methods of diagnosing BPH and its severity include urinary flow rates (a ratio of the volume of urine voided to duration of voiding expressed in milliliters per second), pressure flow data (pressure required to urinate) and measurements of residual urine in the bladder after voiding.

     Evidence of BPH typically begins to appear in men in their 50s, and by age 70, the quality of life of most men is negatively affected by BPH symptoms. Medical sources estimate that the percentage of men suffering from symptoms of BPH is approximately 30% for men in their 50s and increases to more than 75% for men over age 80. The following chart sets forth the Company's estimates of the number of men, both in the United States and internationally, who suffer moderate to severe symptoms of BPH and reduced urine flow rates and the approximate number of men who elected to undergo treatment for their symptoms in 1995:



         MALE POPULATION            UNITED STATES   OUTSIDE U.S.      TOTAL
- ---------------------------------   -------------   ------------   -----------

Over age 50                           30 million      88 million   118 million
Moderate to severe BPH symptoms
 and reduced urine flow rates          6 million      17 million    23 million
Treated for BPH                      1.2 million     1.4 million   2.6 million

     Because BPH is an age-related disorder, its incidence increases as the population ages. The number of men with moderate to severe symptoms of BPH is expected to double in the United States by the year 2020 as a result of the aging population, and the Company expects similar increases to occur worldwide. Europe and Japan are estimated to account for 70% of the BPH treatment market outside the United States.

     With the introduction of drug therapies, which cause fewer complications than surgery, as well as substantial advertising by pharmaceutical companies, the number of men receiving treatment has grown dramatically over the last few years. As the chart indicates, however, the vast majority of men with moderate to severe symptoms of BPH and reduced urine flow rates have elected to live with the symptoms of this chronic disease rather than undergo any of the currently available treatments. The Company believes the percentage of men with moderate to severe symptoms of the disease who seek treatment will increase in the future as a result of increased consumer knowledge of the disease and the development of treatments with less severe complications and side effects than traditional treatments.

     Total BPH related expenditures in the United States are estimated to be approximately $3 billion annually. Outside the United States, BPH expenditures are estimated at $5 billion annually.

BPH THERAPIES AND THEIR LIMITATIONS

     Historically, over 80% of men suffering moderate to severe symptoms of BPH in the United States have elected to live with the discomfort and inconvenience of the disease, an approach known as "watchful waiting." This has been due primarily to a lack of understanding of the disease and limitations of existing therapies. For many BPH sufferers, watchful waiting may represent only a temporary option due to the significant impact BPH has on a patient's quality of life. Of those seeking treatment in the United States, approximately 15% elect surgical intervention and approximately 85% elect drug therapy. The Company believes that many health care payors have encouraged watchful waiting or drug therapy over surgical intervention due in large part to the costs and potential complications of surgical therapies.

     Drug Therapy

     Drug therapy for BPH has been available since the FDA approved marketing of three orally administered pharmaceutical products. Proscar(R) (sold by Merck & Co., Inc.) in 1992, Hytrin(R) (sold by Abbott Laboratories) in 1993, and Cardura(R) (sold by Pfizer Inc.) in 1995. Drug therapy was used by approximately
1.0 million men in the United States in 1995 for the treatment of BPH symptoms and is expected to be used by 1.5 million men in the United States in 1996. The Company believes the dramatic acceptance of drug therapy in the short period since FDA approval is due to extensive drug company marketing, resulting in increased consumer awareness, and the desire of these consumers for effective treatments which have less severe complications and side effects than currently available surgical procedures. The annual cost of drug therapy is approximately $1,300 to $1,400 in the first year and approximately $750 to $1,000 per year thereafter. Drug therapy may require daily administration for the duration of the patient's life.

     Proscar is designed to treat BPH by shrinking the prostate. As much as six months of Proscar treatment may be necessary to determine efficacy and, after 12 months, at least 40% of patients taking Proscar do not experience an increase in urine flow rate or improved AUA symptom scores. Side effects for Proscar include impotence and decreased libido.

Alpha blockers, such as Hytrin and Cardura, treat BPH by relaxing the muscles in the prostate and bladder neck to relieve urethral obstruction. While Hytrin and Cardura have demonstrated some ability to relieve a patient's BPH symptoms and improve urine flow rates, they still carry the potential for significant side effects such as dizziness, headache, asthenia and fatigue. An estimated 30% to 40% of those patients who initially pursue drug therapy discontinue treatment within 12 months due to various reasons including ineffectiveness, side effects and the burdens of compliance.

     Surgical Treatments for BPH

     Surgical treatments for BPH typically use various means to completely remove the prostatic urethra along with a substantial portion of the diseased tissue within the prostate. Approximately 1.0 million prostatic surgeries were performed worldwide in 1995, of which 216,000 were performed in the United States. With an average hospitalization of 4.2 days, the reimbursement of a prostatic surgery ranges from approximately $7,000 to $12,000 in the United States. Because the average age of a patient undergoing prostatic surgery in the United States is 66, a primary payor for these surgeries is Medicare. The current average Medicare reimbursement for surgery and associated complications is approximately $8,600.

     The most common surgical procedure for the treatment of BPH is TURP, whereby a rigid scope is inserted into the patient's urethra through which the surgeon passes an electrosurgical loop that is used to remove the urethra and the diseased tissue within the prostate. The TURP procedure requires general or spinal anesthesia and almost always requires post-treatment hospitalization, yet it has been the established standard for treating BPH since the 1940s. Approximately 860,000 TURP's were performed worldwide in 1994, making it the second most common surgical procedure performed on men over age 55. During the past several years, the number of TURPs performed worldwide has been decreasing, which the Company believes is due to increased awareness of the complications of surgery and the availability of drugs as an alternative treatment. While TURP results in a dramatic improvement in urine flow in 90% of the patients and a reduction in the AUA Symptom Score in 85% of the patients, a significant number of patients experience serious complications. Virtually all patients experience a burning sensation upon urination that lasts for up to three weeks following the procedure. Other complications, as reported by AHCPR, include retrograde ejaculation--the reverse flow of semen--(73.4% of patients), infection (15.5%), impotence (13.6%), excessive hemorrhaging requiring transfusion (12.5%) or immediate surgery to stop the bleeding (2.0%), long-term incontinence (3.1%) and urethral stricture (3.1%). In addition, approximately 1.5% of TURP patients die as a result of the procedure and related complications. The TURP procedure requires a highly skilled surgeon with extensive training, and the incidence of these complications may be affected by the experience of the surgeon performing the TURP. At least 10% of TURP patients develop BPH symptoms again and require retreatment within five years.

     Other surgical techniques have been developed in an attempt to address the complications and side effects of TURP. The three most prevalent procedures are:
(i) transurethral incision of the prostate ("TUIP"); (ii) transurethral vaporization of the prostate ("TVP"); and (iii) laser assisted prostatectomy. TUIP is a surgical procedure performed under general or spinal anesthesia, whereby a surgical cutting tool is passed through a cystoscope in the urethra to make one or two incisions in the prostatic urethra near the bladder neck, thereby reducing urethral obstruction. TVP is a surgical procedure performed under general or spinal anesthesia, similar to a TURP, except the electrosurgical cutting tool is a cylinder (roller ball) rather than a loop. TVP removes the prostatic urethra and works by vaporizing and simultaneously coagulating tissue with a high electrosurgical current, thereby widening the channel for urinary flow. Laser assisted prostatectomy includes two similar procedures-visual laser ablation of the prostate ("V-LAP") and contact laser ablation of the prostate ("C-LAP"), in which a laser fiber catheter is guided through a cystoscope and used to ablate and coagulate the prostatic urethra and prostatic tissue. While these alternative surgical treatments have been effective in reducing some side effects associated with a TURP, such as reduced risk of blood loss, they still remove the urethra, require general or regional anesthesia and are performed in an operating room.

     Less Invasive BPH Treatments

     In an effort to eliminate hospitalization and the complications arising from surgical treatments, several other technologies are under development for the treatment of BPH. Two of these technologies are interstitial radio frequency therapy ("RF") and interstitial laser therapy, both of which are in clinical trials and have not yet been commercialized in the

United States for the treatment of BPH. In an interstitial therapy procedure, a rigid scope is inserted into the patient's urethra and either needle electrodes or laser fibers pierce the urethra and are advanced into the lobes of the prostate. RF or laser energy is delivered, causing necrosis of the surrounding tissues. Due to the limited amount of tissue necrosis caused by each electrode or laser fiber, multiple punctures of the urethra are required during this procedure to coagulate a sufficient amount of tissue. The Company believes these procedures require a well-trained and skilled physician to make judgments regarding the number and depth of punctures. These procedures are designed to be performed in approximately 30 to 45 minutes using local anesthesia. The Company believes, however, that intravenous sedation or regional anesthesia will be required in addition to local anesthesia in most patients due to the need to repeatedly puncture the urethra and manipulate the large rigid scope within the urethra. As a result, the Company believes that it will be difficult to consistently perform interstitial therapies in an office or outpatient setting.

     Other technologies to treat BPH have been developed or are under various stages of development, including stents, dilation balloons, transurethral and transrectal hyperthermia and high intensity focused ultrasound.

THE UROLOGIX APPROACH

     The T3 System is a non-surgical, catheter-based technology to treat BPH. The T3 System utilizes a proprietary microwave technology delivered through a flexible catheter designed to preferentially heat the diseased area of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the pain sensitive urethral tissue. The T3 procedure does not require punctures or incisions, leaving the urethra intact, and as a result, the procedure can be performed without general or regional anesthesia or intravenous sedation. Consequently, the procedure has been, and is expected to be, performed in an office or outpatient setting and does not require an overnight hospital stay.

     The Company's clinical studies to date indicate that most patients who received the T3 procedure experienced a significant improvement in AUA Symptom Scores and urine flow rates, minimal complications and post-treatment discomfort, and were able to return to normal activities within a few days. The Company anticipates submitting its PMA for the T3 System to the FDA in 1996.

T3 PRODUCT DESCRIPTION AND TECHNOLOGY

     The Company's T3 System consists of the T3 Control Unit and the T3 Procedure Kit, which includes the T3 Catheter, Cooling Bag and Rectal Thermosensing Unit ("RTU"). The T3 Control Unit contains the microwave generator, a solid-state refrigerant device, a circulation pump and electronic circuitry to monitor therapy. The T3 Control Unit supplies microwave energy and coolant to the T3 Catheter and collects and processes data from the T3 Catheter and the RTU. The T3 Catheter contains a microwave antenna for delivering microwave energy to the prostate and a thermosensor for monitoring the urethral temperature. The Coolant Bag holds the coolant that is circulated during therapy. The RTU monitors rectal temperatures. The T3 Catheter, Coolant Bag and RTU are single-use devices.

     In a T3 procedure, the T3 Catheter is inserted into the urethra and the RTU is inserted into the rectum. A cooling fluid is then circulated through the catheter. The coolant is designed to lower the temperature of the urethra to protect it from heat and discomfort. When the urethra is sufficiently cooled, the microwave energy is turned on. Temperatures in the urethra and rectum are monitored continuously to ensure that the appropriate level of energy is supplied. The targeted prostatic tissue that is sufficiently heated by the microwave energy is necrosed. Following treatment, a small catheter is inserted and the patient is released. The small catheter is typically left in place for two to four days to drain urine from the bladder while swelling subsides. Following necrosis of the prostatic tissue, pressure on the urethra is decreased and BPH symptoms are reduced.

     The exposure time required to produce cell death decreases exponentially with increasing temperatures. Virtually all cells heated to above 45/o/C for one hour will die. As temperatures increase above 45/o/C, the time required for cell death decreases. The challenge to providing effective microwave therapy relates to producing and maintaining adequate temperature elevation in the diseased tissue while, at the same time, preventing excessive thermal exposure to the urethra and the rectum, as well as the internal and external urinary sphincters. Protection against injury to the rectum is particularly important, as serious complications could occur should the rectum be thermally damaged. Protection of the urethra is important because it decreases the pain associated with the procedure and shortens recovery time. In addition, protection of the internal and external urinary sphincters maintains urinary continence and may preserve ejaculatory function.

     Continuous energy delivery is required to most effectively necrose diseased tissue in the prostate and thereby relieve BPH symptoms. The prostate is highly vascularized and, in response to increased temperature, blood supply within the prostate is dramatically increased during therapy. This produces an efficient heat sink which reduces the temperature in the prostate beneath the temperature threshold required for cell death within only a few minutes after microwave energy is discontinued. In order to prevent damage to the rectum, FDA guidelines provide that rectal temperatures should not exceed 42.5/o/C. If this temperature is exceeded, microwave energy should be discontinued to allow the rectal temperature to decrease. Because of the time/temperature relationship to cell death, a decrease in temperature in the prostate below the threshold for cell death during the treatment has a diminished effect on treatment outcome.

     The Company's T3 procedure addresses these challenges through a unique integration of the following proprietary technologies.

     Transurethral Microwave Heating and Catheter Cooling

     A specially designed antenna within the T3 Catheter radiates microwave energy, at approximately 915 MHZ, preferentially into the prostatic tissue. The tissue absorbs this energy, and heat is inductively generated to increase tissue temperature above 45/o/C. Meanwhile, chilled water is circulated through outer channels in the catheter to draw heat away from the surface of the urethra, thereby cooling and protecting it from damage. This combination of inductive microwave heating and conductive urethral cooling results in a temperature pattern which varies in a predictable and controllable way within the prostate-starting relatively low at the urethral surface, increasing in temperature rapidly within the prostate and then decreasing toward the capsule at the perimeter of the gland. The Company's human clinical studies indicate that the T3 procedure produces and maintains an extensive zone within the prostate which exceeds 45/o/C and has consistently produced tissue necrosis in all patients evaluated. Because of urethral cooling, however, the temperature close to the urethra is only slightly elevated. The T3 System is designed to maintain urethral temperatures below 45/o/C during the T3 procedure, thus providing a crucial barrier to pain and allowing the procedure to be accomplished in an office or outpatient setting without the need for general or regional anesthesia or intravenous sedation. In addition, post-therapy recovery is improved as compared to existing surgical procedures because the urethra remains intact.

     Preferential Heating and Continuous Energy Delivery

     Because the rectum is located close to the prostate, some of the thermal energy from the heated prostate conducts into the rectal tissue. Serious complications could result from significant temperature increases to the rectal tissue; therefore, the prostate tissue closest to the rectum must be prevented from reaching temperatures which could be damaging. The Company has a patented technology which enables the delivery of microwave energy in a radially preferential fashion. This is employed to direct a greater amount of energy toward the anterior and lateral regions of the prostate than toward the rectum. With the use of preferential heating, limitations on heat delivery into the prostate imposed by the proximity of the prostate to the rectum are minimized. The Company's T3 System is designed to continuously deliver greater amounts of energy to the diseased areas of the prostate, resulting in sustained higher temperatures in these areas, a larger area of cell death and thus a more effective treatment.

     The T3 System is designed to maintain rectal temperatures beneath the FDA's guideline of 42.5/o/C. Only on rare occasions in the Company's clinical trials has a patient's rectal temperature reached 42.5/o/C (less than 3% of the patients treated to date). In the event that this limit is reached, the T3 System is designed to automatically shut off microwave power until the rectal temperature returns to an acceptable level. Attempts by others to use microwave energy non-preferentially to heat the prostate have been hindered by frequent elevation of rectal temperatures which cause treatment to be temporarily suspended until rectal temperatures decrease.

     Impedance Matching and Heat Generation

     Transfer of microwave energy from the antenna in the T3 Catheter to the prostate tissue is affected by the balance between the electrical impedance of the antenna and the tissue surrounding it. Without adequate matching of the antenna to its environment, a large portion of the electrical energy can be reflected back through the antenna cable instead of being radiated to the prostate as intended. This can cause two compromising effects. The reflection of microwave energy can cause radiant emissions to occur along the transmission cable and could result in temperature elevation to areas outside the target tissue in the prostate. More importantly, a mismatched system can also cause resistive heating to occur. The resistive heat, which is generated by the antenna, does no useful work because it is absorbed by the cooling channels within the catheter. Such resistive heat diminishes the heat carrying capacity of the catheter. This can be important because changes to the temperature of the catheter's cooling fluid result in urethral temperature changes. The T3 System addresses these problems by diminishing the amount of energy reflected and therefore minimizes the radiation of energy in the prostate by matching the electrical impedance of the antenna with the surrounding tissue for each patient prior to treatment.

     Controlled Energy Delivery

     The T3 Catheter utilizes a helical shaped antenna which produces an electrical field which is confined to a region of the prostate gland closely related to the antenna length. Beyond the antenna's boundaries, the electrical field strength drops rapidly, thus little induced heat is generated beyond the length of the antenna. Within its length, the field is generally uniform, resulting in very even heat induction along the antenna length. This ensures effective control over the zone of tissue damage and provides better assurance against injury to the internal or external urinary sphincters, which could affect ejaculation and urinary control.

CLINICAL STATUS

     As of September 1, 1996, over 600 patients affected with BPH have been treated with the T3 System in controlled clinical studies. These patients have been treated at 18 clinical sites in the United States, Canada, South America and Europe. The primary endpoints of the Company's clinical trials have focused on reducing the patient's AUA Symptom Scores, increasing flow rate during urination and improving the patient's quality of life. Data are collected at the following time points: initial pre-treatment, six weeks post-treatment, three months post-treatment, six months post-treatment, nine months post-treatment (AUA & quality of life questionnaire only), one year post-treatment, 18 months post-treatment and two years post-treatment. The clinical results discussed below reflect the data from patients treated with the T3 System in the international and United States clinical studies combined. Results in the areas of AUA Symptom Score reduction, increase in peak flow rates and improvement in quality of life are statistically significant. However, there can be no assurance that future clinical results will be consistent with those achieved to date.

     The combined results of the Company's clinical trials indicate that the T3 System decreases the symptoms of BPH as measured by the AUA Symptom Score and increases urinary flow rates as compared to patients' pre-treatment scores. These clinical results are statistically significant and, based on patients for whom the Company has received two-year follow-up data, appear to continue for at least two years post-treatment. Of the over 600 patients treated, approximately 200 patients ("IDE patients") were treated at eight sites in the United States in support of a PMA for the T3 System. In late 1994, the FDA approved an IDE for the initiation of a prospective, randomized, double-blinded clinical study with a sham (placebo) control arm. FDA guidelines recommend blinded clinical studies. The patients in the sham arm of the study received a complete simulated T3 treatment, but the microwave energy was never activated. Patients in both arms are "blinded" (not told whether they receive the actual treatment). The physician who conducts follow-up evaluations is also blinded and does not know which procedure the patients received. The Company also is conducting an open enrollment study, as well as a prospective study using the T3 procedure and a TURP control arm, under the IDE.

     Preliminary data from the IDE patients suggest statistically significant improvements in AUA Symptom Scores and urinary flow rates versus their pre-treatment scores and the patients who underwent a T3 procedure and the patients who received sham treatments. The Company believes that when it has unblinded data from all patients involved in the study, it will provide the Company with sufficient data to validate its preliminary indications with respect to the effectiveness of the T3 therapy. Although the Company is continuing to treat patients, it believes it has treated a sufficient number of patients to generate data needed to support its FDA submission.

     The Company's clinical results also indicate minimal complications resulting from T3 treatments. Of the patients from whom the Company has received follow up data, no patient needed an anesthetist or anesthesia services during the treatment, and 8.8 % of the patients spent one day or less in bed following the T3 treatment. Of these patients, there were no cases of long-term incontinence, impotence or significant bleeding resulting from the T3 procedure. 10% of patients experienced urinary retention which required catherization for more than one week. All of these cases were resolved within 30 days. Additionally, 9% of the patients experienced an episode of urinary tract infection which was treated and resolved with routine antibiotic therapy, less than one percent experienced urethral stricture and 8% experienced other minor complications, including epididymitis (3%), transient urinary incontinence (1%) and loss of ejaculate (3%).

     There can be no assurance that equivalent results will be achieved over a longer follow up period on a larger patient population, that retreatment will be unnecessary or that the results of clinical trials will be sufficient to obtain required United States or foreign regulatory approvals or physician acceptance of the T3 procedure.

BACKLOG

     Prior to receiving CE mark certification in June 1996 with respect to sales in the European Community, the Company only recognized limited revenues in connection with cost reimbursement. At September 1, 1996 the Company did not have a significant backlog.

PATENTS AND PROPRIETARY RIGHTS

     The Company has aggressively pursued protection of its intellectual property. The Company has been issued seven patents and has fourteen patent applications pending in the United States. The Company also has applied for patent coverage in a number of foreign jurisdictions. The Company either filed or is preparing to file international applications under the Patent Cooperation Treaty ("PCT") for qualifying United States applications and is now entering the national phase in the first four applications.

     The United States patents issued to the Company claim methods and devices which the Company believes are critical to providing a safe and efficacious treatment for BPH. Several of the claims under these patents relate to preferential heating whereby the Company's product is able to limit microwave energy directed toward the rectum. Because cell death is a function of time and temperature and because the rectum is in close proximity to the prostate, the Company believes preferential heating is critical to enable continuous delivery of energy to achieve an adequate zone of necrosis to durably treat BPH while not endangering the rectum. The issued patents contain claims covering the method of, and devices for, preferentially heating the prostate.

     The Company also has several issued patents and pending applications relating to its gamma matched, helical dipole microwave antenna. For a microwave antenna to radiate energy efficiently, it must be impedance matched to its environment. Further, the antenna design controls the evenness of the heating and the area to be heated. The Company has two issued patents covering various designs and methods of its helical microwave antenna with impedance matching.

     There can be no assurance, however, that these patents, or any patents that may be issued as a result of existing or future applications, will offer any degree of protection from competitors. There can be no assurance that any of the Company's patents or applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its T3 System in the United States or in international markets.

     Other companies have developed or are in the process of developing medical methods and devices to transurethrally treat BPH with microwave energy. Several companies have applied for, and in some cases received, patents related to such medical methods and devices. One company, BSD Medical Corporation, initiated a patent infringement lawsuit against the Company in 1992. The Company chose to settle that lawsuit in March 1994 by entering into a license agreement with BSD Medical Corporation. See Item 3, Legal Proceedings.

     On August 7, 1996, the Company entered into a non-exclusive, worldwide patent license agreement with EDAP International, S.A., a French corporation, and its subsidiary, Technomed Medical Systems S.A. (collectively referred to as "EDAP") for certain EDAP patents relating to the microwave treatment of BPH. Concurrently with the execution of the Company's agreement with EDAP, the Company's principal international distributor, Boston Scientific Corporation ("Boston Scientific"), entered into a similar license agreement with EDAP. In connection with the execution of the license agreement, the Company paid EDAP a non-refundable, initial license fee and a non-refundable initial prepaid royalty fee to be credited against future royalty payments due under the license agreements. Under its license agreement, the Company agreed to pay EDAP certain royalties based on future sales of the Company's products. The license agreement establishes a maximum amount of all royalties which the Company is obligated to pay EDAP.

     The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with employees, consultants and other parties. The Company's proprietary information agreements with its employees and most of its consultants contain industry standard provisions requiring such individuals to assign to the Company, without additional consideration, any inventions conceived or reduced to practice while retained by the Company, subject to customary exceptions. The Company's officers and other key employees also agree not to compete with the Company for a period following termination. There can be no assurance that proprietary information or non-compete agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that third parties will not nonetheless gain access to the Company's technology.

THIRD PARTY REIMBURSEMENT

     The Company believes that third party reimbursement will be essential to commercial acceptance of the T3 procedure, and that overall cost effectiveness and physician advocacy will be keys to obtaining such reimbursement. The Company believes that the T3 procedure can be performed for substantially lower total cost than surgical treatments for BPH or continuous drug therapy. Consequently, the Company believes that third party payors seeking procedures that provide quality clinical outcomes at lower cost will help drive acceptance of the T3 procedure.

     The Company's strategy for obtaining reimbursement in the United States is to obtain appropriate reimbursement codes and perform outcome studies in conjunction with clinical studies to establish the efficacy and cost effectiveness of the T3 procedure as compared to surgical and drug treatments for BPH. The Company plans to use this information when approaching health care payors to obtain reimbursement authorizations. The Company also plans to work closely with the urological community to establish an attractive relative value and reimbursement level for the T3 procedure.

     With the increasing use of managed care and capitation as a means to control health care costs in the United States, the Company believes that urologists may view the T3 System as a tool to efficaciously treat BPH patients at a lower total cost, thus providing them with a competitive advantage when negotiating managed care and capitated contracts. This is especially important in the United States, where a portion of the aging Medicare population is moving into a managed care system.

     Following regulatory approval, physicians using the Company's T3 System to treat BPH will submit insurance claims for reimbursement for the procedure to third party payors, such as Medicare carriers, Medicaid carriers, Health Maintenance Organizations ("HMOs") and private insurers. In the United States and in international markets. third party reimbursement is generally available for existing therapies used to treat BPH. The availability and level of reimbursement from such payors for the use of the Company's T3 System will be a significant factor in the Company's ability to commercialize its T3 System. The Company believes that new regulations regarding third party reimbursement for certain investigational devices in the United States will allow it to pursue early reimbursement from Medicare with individual clinical sites prior to receiving FDA approval. However, the Company believes that FDA approval will be necessary to obtain a national coverage determination from Medicare. The national coverage determination for third party reimbursement will depend on the determination of the United States Health Care Financing Administration ("HCFA"), which establishes national coverage policies for Medicare carriers, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to specific procedures. Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon "usual and customary" fees, and reimbursement experience with a particular third party payor does not reflect a formal reimbursement determination by the third party payor. There can be no assurance that the Company will receive favorable coding, coverage and reimbursement determinations for its T3 System from Medicare and other payors or that amounts reimbursed to physicians for performing a T3 procedure will be sufficient to encourage physicians to use the Company's T3 System.

     Internationally, reimbursement approvals for the T3 procedure will be sought on an individual country basis. Some countries currently have established reimbursement authorizations for transurethral microwave therapy. Clinical studies and physician advocacy will be used to support reimbursement requests in countries where there is currently no reimbursement for such procedures.

SALES AND MARKETING

     The Company's initial marketing strategy prior to regulatory approval includes (i) the involvement of urologists from around the world as advisors and clinical investigators, (ii) the preparation of papers for publication in key medical journals and (iii) the delivery of presentations at medical and scientific conferences highlighting clinical and scientific results from the use of the Company's technology.

     Upon appropriate regulatory approval, if granted, the Company plans to establish a direct sales force in the United States. Of the over 7,500 urologists in the United States, the Company intends to target those that practice in high-volume prostate treatment groups and also urologists that are opinion-leaders in BPH treatment methods. The Company believes that the demographics of urologists and their practices in the United States will allow for an effective direct selling strategy.

     The Company intends to market the T3 System internationally through two distributors: Boston Scientific Corporation for all countries other than Japan, and Nihon Kohden Corporation for Japan.

     In connection with an equity investment in the Company, the Company granted to NKC exclusive distribution rights in Japan. The distribution agreement between the Company and NKC provides that NKC will obtain, at its own expense, all registrations, licenses and approvals required for the import, sale and distribution of the T3 System in Japan, including the approval of the Japanese Ministry of Health and Welfare and reimbursements approvals. The agreement terminates on March 31, 2000, unless renewed for additional five-year periods upon the agreement of both parties.

     On June 26, 1996, the Company entered into an international distribution agreement with Boston Scientific Corporation ("Boston Scientific"). Under the agreement, Boston Scientific was granted exclusive distribution rights for the Company's T3 System in all countries outside the United States and Japan for a period of five years. Under the agreement, Boston Scientific agreed to purchase certain minimum numbers of the Company's control units and procedure kits. Prior to entering into the international distribution agreement, Boston Scientific made equity investments in the Company.

MANUFACTURING

     The Company's T3 System consists of the T3 Control Unit and the T3 Procedure Kit, which includes the T3 Catheter, Cooling Bag and Rectal Thermosensing Unit. The T3 Control Unit is currently manufactured by SeaMED Corporation of Seattle, Washington ("SeaMED") to the Company's specifications under a supply agreement that expires in December 1998. SeaMED, a contract manufacturer for various medical device companies, has a manufacturing facility in which it produces Class III medical devices. Currently, the Company manufactures a key component of the T3 Control Unit, the microwave generator, and provides it to SeaMED for incorporation into the final T3 Control Unit. Although the Company expects that SeaMED will be able to adequately meet demand for the T3 Control Unit on a timely basis for the foreseeable future, there can be no assurance that this will be the case.

     The T3 Procedure Kits are assembled by the Company, using materials and components supplied to the Company by various subcontractors. Several of the components are currently available to the Company through only one vendor. Wherever possible and practical, the Company intends to develop alternative sources for every critical component. Where alternative sourcing is not possible, the Company intends to enter into supply agreements with each component provider. Nevertheless, failure to obtain components from such providers or delays associated with any future component shortages, particularly as the Company scales up its manufacturing activities in preparation for commercial distribution of the T3 System, could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company's manufacturing operations must comply with the FDA's Good Manufacturing Practices ("GMP") regulations, which establish requirements for assuring quality by controlling components, processes and document traceability and retention, among other things. The Company's facilities will also be subject to unscheduled inspections by the FDA. Certain requirements of state, local and foreign governments must also be complied with in the manufacture of the Company's products. The Company believes that its manufacturing and quality control procedures will meet the requirements of these regulations. See "--Government Regulation."

     The Company has received ISO 9001 certification indicating compliance of the Company's manufacturing facilities with European standards for quality assurance and manufacturing process control. The Company has also received CE mark certification which allows it to affix the CE Mark to its product and market it in the European Union. See "--Government Regulation--International."

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are currently focused on improving the function and features and reducing the cost of each of the components in the T3 System. This effort includes development of enhanced components of the T3 Procedure Kit.

     During the fiscal years ended June 30, 1994, 1995 and 1996, the Company expended $1.6 million, $4.1 million and $4.8 million, respectively, in its research and development efforts. As of September 23, 1996, the Company employed 10 individuals in its research and development department.

     The Company intends to build upon its clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. The Company also believes that its core technologies may have other medical applications, notably to cancer treatment and cardiovascular disease. Pursuit of opportunities outside the urology market will likely occur in collaboration with a strategic partner, if at all.

COMPETITION

     Competition in the market for BPH treatments is intense and is expected to increase. The Company believes that its principal competition will come from both surgical and non-surgical therapies. Surgical therapies include TURP, TUIP or alternative surgical procedures for vaporization of the prostate tissue using laser or RF energy. Non-surgical alternatives include drug therapy and emerging less invasive technologies.

     The primary manufacturer of equipment used in the TURP procedure is ValleyLab, a subsidiary of Pfizer, Inc. In addition, Trimedyne, Inc., C.R. Bard, Inc., Coherent, Inc., Surgical Laser Technologies, Inc., Circon Corporation, Richard Wolf GmbH, Karl Storz GmbH & Company and ProSurg Inc. all manufacture equipment used in alternative surgical procedures. Drugs for the treatment of BPH are marketed by Abbott Laboratories, Inc. (Hytrin(R)), Merck & Co. (Proscar(R)) and Pfizer, Inc. (Cardura(R)). Companies that are investigating less invasive interstitial therapies include Indigo Medical, Inc., Dornier Medical Systems, Inc., Diomed Ltd., VidaMed, Inc. and U.S. Surgical, Inc. Other companies developing less invasive microwave thermotherapy systems for the treatment of BPH include EDAP Technomed, Inc., BSD Medical Corporation and Dornier Medical Systems, Inc. The Company is aware of additional companies that are developing technologies for the treatment of BPH, including Boston Scientific Corp., InStent Inc., Thermal Therapeutics, Inc. and

FOCUS Surgery, Inc. These technologies include stents, dilatation balloons, transurethral and transrectal hyperthermia and high intensity focused ultrasound.

     In May 1996, the FDA granted approval to EDAP Technomed, Inc. to sell its Prostatron in the United States for the treatment of symptoms of BPH. The Company believes the primary differences between the Company's T3 System and the Prostatron manufactured by EDAP Technomed, Inc. are that the Company's T3 System employs a different microwave frequency, employs proprietary preferential heating to target energy away from the rectum and employs impedance matching to maximize energy delivery to the diseased prostatic tissue. In addition, the Company's T3 System is substantially smaller than the Prostatron and is more easily transportable.

     Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company expects that competition in the BPH field will also be based, among other things, on the ability of the therapy to provide safe, effective and lasting treatment, cost effectiveness of the therapy, physician, health care payor and patient acceptance of the procedure, patent position marketing and sales capability, and third party reimbursement policies.

GOVERNMENT REGULATION

     United States

     Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's T3 System and in the Company's ongoing manufacturing and research and development activities. The Company and the T3 System are regulated in the United States by the FDA under a number of statutes including the Federal Food, Drug and Cosmetic Act ("FDC Act"). Pursuant to the FDC Act, the FDA regulates the pre-clinical and clinical testing, manufacturing, labeling, distribution, sale, marketing, advertising and promotion of medical devices in the United States. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, distribution, sales and marketing, suspension or withdrawal of existing product approvals or clearances, refusals to approve or clear new applications or notices and criminal prosecution.

     Prior to commercial sale in the United States, most medical devices, including the Company's products, must be cleared or approved by the FDA. In general, the regulatory process can be lengthy, expensive and uncertain, and securing FDA clearances or approvals may require the submission of extensive clinical data together with other supporting information to the FDA. Medical devices such as the T3 System are classified into one of three classes, Class I, II or III, on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices are those whose safety and effectiveness can be ensured through general controls, such as labeling, premarket notification (known as "510(k)") and adherence to FDA-mandated GMP. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of "special controls," such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are those that must receive approval of a PMA by the FDA to ensure their safety and effectiveness. They are generally life-sustaining, life-supporting or implantable devices and also include most devices that were not on the market before May 28, 1976 ("new devices") and for which the FDA has not made a finding of "substantial equivalence" based upon a 510(k).

     Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance of a 510(k) or approval of a PMA. Following submission of the 510(k), the manufacturer may not market the new device until an order is issued by the FDA finding the device to be "substantially equivalent" to a legally marketed medical device, i.e., a legally marketed Class I or Class II medical device or a legally marketed Class III medical device that does not itself require premarket approval ("predicate device"). The FDA has no specific time limit by which it must respond to a 510(k). It generally takes from three to twelve months from the date of submission for the FDA to respond to a 510(k) application depending on the complexity of the technology and the level of review the FDA employs for evaluating the 510(k), but it may take longer. The FDA may determine that the proposed device is not substantially equivalent, or that additional clinical or other data are needed before a substantial equivalence determination can be made.

     If a new device is not found to be substantially equivalent to a legally marketed predicate device, a PMA must be filed with and approved by the FDA before the product may be marketed. The PMA process is significantly more complex than the 510(k) process. The PMA process requires the performance of at least two independent, statistically significant clinical trial sites or studies that must demonstrate the safety and effectiveness of the device in order to obtain FDA approval of the PMA. The PMA process is expensive and often lengthy, typically requiring several years, and may never result in approval. If the device presents a "significant risk," the manufacturer or the distributor of the device must obtain approval of an IDE from the FDA prior to commencing human clinical trials in support of the PMA. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the FDA does not object to the IDE application, human clinical trials may begin at a specific number of investigational sites with a specific number of patients as indicated in the application. The FDA has the authority to re-evaluate, alter, suspend or terminate clinical testing based on its assessment of data collected throughout the trials. Sponsors of clinical trials are permitted under FDA regulations to sell the devices distributed in the course of the clinical study, provided that such compensation does not exceed recovery of the costs of manufacturing, research, development and handling.

     In 1993, the FDA issued a policy statement indicating that medical devices seeking to be labeled for use in treatment of BPH would be classified as Class III devices which will require FDA approval of a PMA before marketing may begin. The Company received approval of an IDE application for, and has commenced, a controlled, randomized multi-center clinical trial of the T3 System involving up to 500 patients with one-year follow-up. Clinical data from these trials will be accumulated, analyzed and compiled as part of the preparation of the PMA.

     Even if the Company obtains a PMA for the T3 System, modifications to the approved device or manufacturing process may require supplemental PMAs or the submission of a new PMA. There can be no assurance that the necessary approvals, including approval of the Company's PMA application for the T3 System or subsequent modifications to the T3 System, will be granted on a timely basis or at all, and delays in receipt of, or failure to receive, such approvals, or the loss of previously received approvals, would have a material adverse effect on the business, financial condition and results of operations of the Company.

     In 1995, the FDA issued a policy statement indicating that general medical use lasers used specifically for the treatment of BPH are eligible for marketing through 510(k)s rather than PMAs. Products under development by several of the Company's competitors are covered by this 1995 policy statement. As a result, those companies may be able to begin commercial marketing of their products sooner than the Company.

     Advertising and promotional activities are subject to regulation by the FDA and, in certain instances, by the Federal Trade Commission. Other applicable requirements include the FDA's medical device reporting regulations, which will require that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Failure to meet these pervasive FDA requirements could subject the Company and/or its employees to injunction, prosecution, civil fines, seizure or recall of products, prohibition of manufacturing, distribution, sales or marketing or suspension or withdrawal of any previously granted approvals.

     The FDC Act regulates the Company's's quality control and manufacturing procedures by requiring the Company to demonstrate and maintain compliance with current GMP as specified in the FDA device GMP regulation. This regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The regulation also requires investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. The FDA has proposed changes to the GMP regulation that would, among other things, make the regulation applicable to manufacturers that produce components specifically for use in a medical device, and require design controls and maintenance of service records. These changes, if adopted as proposed, would increase the cost of complying with GMP requirements. The FDA monitors compliance with GMP by conducting periodic unannounced FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company's manufacturing facilities, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

     International

     Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Export sales of investigational devices that are subject to PMA requirements and have not received FDA marketing approval generally may be subject to FDA export permit requirements under the FDC Act depending upon, among other things, the purpose of the export (investigational or commercial) and on whether the device has valid marketing authorization in a country listed in the FDA Export Reform and Enhancement Act of 1996. In order to obtain such a permit, when required, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit.

     Although the Company has met the necessary registration requirements in Canada and the European Union to commercialize the T3 System in these countries, the Company's T3 System has not been approved for commercial sale in any other jurisdiction. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company has implemented ISO 9001, a certification showing that the Company's procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. The ISO 9001 certification, along with the European Medical Device Directive ("MDD") certification, received in early fiscal 1997, evidences compliance with the requirements and enables the Company to affix the CE Mark to its current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all EU countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. There can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in other foreign countries.

     The Company's distributor in Japan, NKC, is responsible for obtaining regulatory and reimbursement approvals for the T3 System in Japan, and such approvals will therefore be outside the Company's control. NKC has submitted to the Japanese Ministry of Health and Welfare an application for marketing approval in fiscal 1996. There can be no assurance as to when or whether such approvals will be received.

PRODUCT LIABILITY AND INSURANCE

     The business of the Company entails the risk of product liability claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains product liability insurance with coverage of $1.0 million per occurrence and an annual aggregate maximum of $2.0 million. The Company also carries a $5.0 million umbrella insurance policy. The Company evaluates its insurance requirements on an ongoing basis. There can be no assurance that product liability claims will be covered by such insurance, will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms or at all.

EMPLOYEES

     As of September 1, 1996, the Company employed 65 individuals on a full-time basis. The Company also has several part-time employees and consultants. The Company believes that it has been successful in attracting experienced and capable personnel, although there can be no assurance that the Company will continue to attract and retain qualified personnel. None of the Company's employees is covered under a collective bargaining agreement. The Company considers relations with its employees to be good.

BACKLOG

     Prior to receiving CE mark certification in June 1996 with respect to sales in the European Community, the Company only recognized limited revenues in connection with cost reimbursement. Although the Company has received cancelable orders for future delivery of its products subsequent to commencing European marketing and distribution, at September 1, 1996, the Company did not have a significant backlog.

ITEM 2.   PROPERTIES

     The Company leases approximately 11,000 square feet of office, manufacturing and warehouse space in a suburb of Minneapolis, Minnesota. The lease expiration date is March 31, 1998. The Company has exercised an option to acquire additional space at the same location. The Company believes its facilities will be sufficient to meet the Company's current requirements and that additional space at or near the current location will be available at a reasonable cost if such space is required in the future.

ITEM 3.   LEGAL PROCEEDINGS

     On July 30, 1996, the Company filed a lawsuit under seal in United States District Court for the District of Minnesota against BSD Medical Corporation, a Delaware corporation, to enforce the terms of a settlement agreement and patent license between the Company and BSD Medical Corporation. The Company's suit requests that the court enforce the agreement and enter a declaratory judgment stating that the settlement agreement remains in effect.

     BSD Medical Corporation subsequently filed an answer and counterclaim alleging that the license agreement was properly terminated and is seeking relief against the Company. The lawsuit is in the discovery stage.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company completed a public offering of its Common Stock on May 30, 1996 and its shares are publicly traded on the Nasdaq Stock Market under the symbol ULGX. From May 30, 1996 to June 30, 1996, the high and low sales prices per share were $17 and $10 7/8, respectively. On September 1, 1996, the Company had 184 shareholders of record. The Company has never paid cash dividends on its Common Stock. The Board of Directors of the Company currently intends to retain any and all income for use in the Company's business and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

                                                                                                                     FOR THE PERIOD
                                                                                                                     FROM INCEPTION
                                                                                                                      (MAY 29, 1991)
                                                                                        YEARS ENDED JUNE 30,               THROUGH
                                                                            ------------------------------------------     JUNE 30,
                                                                            1992    1993      1994      1995      1996      1996
                                                                            ----    ----      ----      ----      ----      ----
STATEMENTS OF OPERATIONS DATA:                                                    (in thousands, except per share data)
Cost reimbursement(1)...........................................          $   --  $   164   $     9   $   489   $   362   $  1,024
Cost of goods sold..............................................              --      254       179       785     1,177      2,395
                                                                          ------  -------   -------   -------   -------   --------
   Gross loss...................................................              --      (90)     (170)     (296)     (815)    (1,371)

Costs and expenses:
 Research and development.......................................             653    1,478     1,598     4,099     4,811     12,639
 General and administrative.....................................             262      468       677       884     1,192      3,499
 Sales and marketing............................................              74       22       124       477     1,007      1,704
                                                                          ------  -------   -------   -------   -------   --------
   Total costs and expenses.....................................             989    1,968     2,399     5,460     7,010     17,842
Operating loss..................................................            (989)  (2,058)   (2,569)   (5,756)   (7,825)   (19,213)
Interest income, net............................................              14       61        44       329       232        679
                                                                          ------  -------   -------   -------   -------   --------
Net loss........................................................          $ (975) $(1,997)  $(2,525)  $(5,427)  $(7,593)  $(18,534)
                                                                          ======  =======   =======   =======   =======   ========

Net loss per common share.......................................           (0.44)   (0.65)    (0.69)    (0.91)    (1.22)
Shares used in computing net
 loss per share(2)..............................................           2,212    3,093     3,646     5,996     6,235



                                                                                                   JUNE 30,
                                                                             ---------------------------------------------------
                                                                             1992         1993      1994        1995        1996
                                                                             ----         ----      ----        ----        ----
BALANCE SHEET DATA:                                                                              (in thousands)
Cash, cash equivalents and
 available-for-sale securities..................................            $ 160      $ 2,004   $ 9,093    $  3,571    $ 40,844
Working capital (deficit).......................................              (17)       1,930     8,897       3,372      39,940
Total assets....................................................              482        2,487     9,801       4,876      42,368
Total liabilities...............................................              401          422       408         899       1,780
Deficit accumulated during
 the development stage..........................................             (992)      (2,989)   (5,514)    (10,940)    (18,534)
Total shareholders' equity......................................               81        2,065     9,393       3,977      40,588

- ---------------------------------

(1) Cost Reimbursement reflects the reimbursement of certain of the Company's costs for its clinical trials, as permitted by applicable FDA regulations.

(2)  Restated to reflect impact of preferred shares conversion to common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Urologix, Inc., incorporated in May 1991, is a development stage enterprise currently entering the commercial stage. Since its inception, the Company has been engaged primarily in developing its proprietary T3 System to treat BPH; conducting clinical trials for the T3 System; seeking various regulatory approvals necessary to market outside the U.S.; and developing its PMA for submission to the FDA. The Company's T3 System consists of the T3 System Control Unit and the T3 System Procedure Kit, which includes the T3 System Catheter, Cooling Bag and Rectal Thermosensing Unit. The T3 System is an investigational device in the U.S. and, therefore is not currently available for commercial distribution in the U.S. The Company obtained the CE Mark in July 1996, which allows the T3 System to be marketed in the European Union countries. The Company's revenues to date consist primarily of cost reimbursement, which reflects the reimbursement of certain costs incurred by the Company for clinical trial equipment and disposable Procedure Kits as permitted by the applicable FDA regulation. The Company expects to file its PMA with the FDA in mid fiscal 1997.

The Company intends to market the T3 System through a direct sales force in the U.S. if and when FDA approval is received. Internationally, the Company markets the T3 System through two distributors. Boston Scientific Corporation, a worldwide developer, manufacturer and marketer of medical devices, has exclusive distribution rights for the T3 System in all countries outside the U.S., except Japan. Nihon Kohden Corporation, a large medical device company in Japan, has exclusive distribution rights in Japan for the T3 System.

Since inception, the Company has experienced operating losses, and, as of June 30, 1996, had an accumulated deficit of $18.5 million. Other than cost reimbursement of $1.0 million since inception, the Company has generated no significant revenues. The Company anticipates that its operating losses will continue for the foreseeable future due to expenditures on T3 System development, scale-up of commercial manufacturing capabilities, clinical trials, regulatory matters, and sales and marketing activities.

The Company expects sales of the T3 System to account for all of its revenues for the foreseeable future. The Company intends to offer urologists the option to purchase the T3 System Control Unit or lease it, either under a third-party leasing arrangement or direct from the Company. If the Company is the lessor, it will retain title to the leased Control Units, and the leased Control Units will be capitalized on the Company's balance sheet and depreciated over a period representing their economic useful lives. Revenues from the sale of T3 System Control Units and disposable Procedure Kits will be recognized upon shipment.

RESULTS OF OPERATIONS

Fiscal Years Ended June 30, 1996 and 1995

Cost reimbursement reflects the reimbursement of certain of the Company's costs for clinical trial equipment and disposable Procedure Kits, as permitted by applicable FDA guidelines. Cost reimbursement decreased to $362,000 in fiscal 1996, from $489,000 in fiscal 1995, due primarily to a higher number of T3 Control Units being placed in clinical sites and reimbursed in 1995 than in 1996. The Company expects to generate revenues initially from sales in European Union countries and Canada due to recent regulatory approvals received in those countries. A small percentage of the amount reported as cost reimbursement in fiscal 1996 resulted from commercial sales in the United Kingdom.

Cost of goods sold includes costs incurred in connection with the production of T3 Systems, including manufacturing and quality assurance overhead. Cost of goods sold increased to $1.2 million for fiscal 1996 from $785,000 for fiscal 1995 due to increased production levels, expansion costs incurred in preparation for commercial sales of the T3 System and costs related to bringing the Company's manufacturing process into compliance with ISO 9001 standards. The Company expects further increases in manufacturing expenses as it prepares to increase production capacity in anticipation of the commencement of commercial sales of the T3 System. In addition, the Company will begin accruing for royalty obligations related to a patent license agreement entered into in August 1996.

Research and development expenses include those costs associated with the development and protection of the Company's T3 System intellectual property, treatment of patients participating in clinical trials and the accumulation of outcome data to substantiate initial clinical results. Research and development expenses increased to $4.8 million for fiscal 1996 from $4.1 million in fiscal 1995. The increase was the result of several factors, including increased contract development expenditures to upgrade the T3 System to its latest generation; higher employee compensation due to the addition of technical and supervisory positions, an increase worldwide in the number of patients treated; and additional submissions to the FDA of certain T3 System Investigational Device Exemption ("IDE") supplements. Clinical and regulatory expenses are expected to increase at least through fiscal 1997 due to the continuation of IDE clinical trials in the U.S. and preparation of the PMA application and follow-up submissions to the FDA.

General and administrative expenses were $1.2 million and $884,000 for fiscal 1996 and fiscal 1995, respectively. The Company anticipates increased general and administrative expenses in fiscal 1997 related to the addition of a chief financial officer in fiscal 1996 and the creation of other required administrative positions as the Company begins commercial operations.

Sales and marketing expenses increased to $1.0 million for fiscal 1996 from $477,000 for fiscal 1995, due primarily to the establishment of a sales office in the United Kingdom during the latter part of fiscal 1995. The Company expects sales and marketing expenses to increase as it prepares for commercial sales as a result of obtaining international regulatory approvals.

Fiscal Years Ended June 30, 1995 and 1994

Cost reimbursement increased to $489,000 in fiscal 1995 from $9,000 in fiscal 1994 due to an increase in the number of clinical sites reimbursing the Company for T3 Systems used in clinical trials.

Cost of goods sold increased to $785,000 in fiscal 1995 from $179,000 in fiscal 1994 due to an increase in the production of T3 System Control Units and disposable Procedure Kits expensed for the clinical studies of the T3 System, and additional costs related to developing manufacturing processes necessary to increase the volume of production and to comply with international manufacturing standards.

Research and development expenses increased to $4.1 million in fiscal 1995 from $1.6 million in fiscal 1994 due to increased product development costs related to new generations of, and improvements in, the T3 System. These costs included contract development costs and higher compensation expenses resulting from the addition of management, clinical, regulatory and technical positions, in addition to an increase worldwide in the number of patients enrolled in the Company's clinical trials of its T3 System.

General and administrative expenses increased to $884,000 in fiscal 1995 from $677,000 in fiscal 1994 due primarily to personnel additions associated with a higher level of activity.

Sales and marketing expenses increased to $477,000 in fiscal 1995 from $124,000 in fiscal 1994, due primarily to the establishment of a sales office in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, reimbursement of certain costs for the T3 Systems in connection with its clinical trials. Through June 30, 1996, the Company had received $59.0 million in net proceeds from equity financings. As of June 30, 1996, the Company had total cash, cash equivalents and available-for-sale securities of $40.8 million, and working capital of $39.9 million.

In August 1996, the Company entered into a worldwide license agreement with EDAP International S. A. (EDAP) under which EDAP granted Urologix a non-exclusive license under all EDAP issued and pending patents pertaining to the microwave treatment of BPH and other conditions of the prostate. Although the terms of the license agreement are confidential, they include an initial license fee as well as prepaid and ongoing royalty payments, subject to a maximum royalty.

At June 30, 1996, the Company had an accumulated deficit during the development stage of $18.5 million. The Company expects to continue to incur additional losses as it incurs substantial expenses in support of its clinical trials, regulatory requirements and development of the T3 System, as well as increased expenses and working capital related to the introduction of the T3 System in international markets. In addition, should the Company lease T3 System Control Units, substantial capital will be required to finance the lease arrangements. Although the Company currently may finance part or all of the capital requirements associated with these leasing arrangements through equipment financing with a commercial lender, the Company has not yet obtained a commitment for such equipment financing. The Company may also pursue a leasing relationship with a third-party lessor, although the Company has not yet established such an arrangement. If the Company is unable to obtain equipment financing or a relationship with a third-party lessor, it may need to seek other forms of financing through the sale of equity securities or other means, to achieve its business objectives. Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 24 months, there can be no assurance that the Company will not require additional financing within that time frame. Any additional required financing may not be available to the Company on satisfactory terms, if at all.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are included in the Form 10-K.

                                                                                                          Page
                                                                                                          ----

          Report of Independent Public Accountants.......................................................  22
          Balance Sheets as of June 30, 1996 and 1995....................................................  23
          Statements of Operations for years ended June 30, 1996, 1995 and 1994 and for the period from inception (May 29, 1991) to June 30, 1996.....................................................  24
          Statements of Shareholders' Equity for years ended June 30, 1994, 1995 and 1996................  25
          Statements of Cash Flows for years ended June 30, 1996, 1995 and 1994 and for the period from inception (May 29, 1991) to June 30, 1996.....................................................  26
          Notes to Financial Statements..................................................................  27

R E P O R T   O F   I N D E P E N D E N T   P U B L I C   A C C O U N T A N T S


To Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (a Minnesota corporation in the development stage) as of June 30, 1996 and 1995, and the related statements of operations and cash flows for each of the three fiscal years in the period ended June 30, 1996 and for the period from inception (May 29, 1991) to June 30, 1996, and the statement of shareholders' equity for each of the three fiscal years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 1996, and for the period from inception (May 29, 1991) to June 30, 1996, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP


Minneapolis, Minnesota
August 1, 1996

B A L A N C E   S H E E T S

As of June 30:                                                                          1996           1995
- ---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $     65,042    $  1,349,041
    Available-for-sale securities                                                    40,779,176       2,222,452
    Accounts receivable                                                                  35,066               -
    Inventories                                                                         415,920         485,633
    Prepaids and other                                                                  365,976         191,687
- ---------------------------------------------------------------------------------------------------------------
         Total current assets                                                        41,661,179       4,248,813
- ---------------------------------------------------------------------------------------------------------------
Property and equipment:
    Leasehold improvements                                                               79,721          76,346
    Machinery, equipment end furniture                                                  699,694         514,050
    Less - accumulated depreciation                                                    (401,381)       (272,611)
- ---------------------------------------------------------------------------------------------------------------
         Property and equipment, net                                                    378,034         317,785
OTHER ASSETS                                                                            328,641         309,117
- ---------------------------------------------------------------------------------------------------------------
                                                                                   $ 42,367,855    $  4,875,715
===============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of capitalized lease obligations                            $     17,926    $      5,128
    Accounts payable                                                                    845,566         475,623
    Accrued compensation and other                                                      858,158         395,643
- ---------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                    1,721,650         876,394
CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT MATURITIES                                   57,868          22,632
- ---------------------------------------------------------------------------------------------------------------
         Total liabilities                                                            1,779,518         899,026
- ---------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY (Note 5):
 Noncumulative convertible preferred stock, Series A, $.01 par value, converted
  to 137,500 shares of common stock upon close of initial public offering                     -           1,375
 Noncumulative convertible preferred stock, Series B, $.01 par value, converted
  to 1,624,555 shares of common stock upon close of initial public offering                   -          12,022
 Noncumulative convertible preferred stock, Series C, $.01 par value, converted
  to 2,264,292 shares of common stock upon close of initial public offering                   -          22,643
 Noncumulative convertible preferred stock, Series D, $.01 par value, converted
  to 638,806 shares of common stock upon close of initial public offering                     -               -
 Undesignated stock, 5,000,000 shares authorized as of June 30, 1996, none
  issued or outstanding                                                                       -               -
 Common stock, $.01 par value, 25,000,000 and 6,500,000 shares authorized;
  9,128,432 and 1,197,904 shares issued and outstanding                                  91,284          11,979
 Additional paid-in capital                                                          59,030,559      14,868,864
 Deficit accumulated during the development stage                                   (18,533,506)    (10,940,194)
 --------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                        40,588,337       3,976,689
- ---------------------------------------------------------------------------------------------------------------
                                                                                   $ 42,367,855     $ 4,875,715
===============================================================================================================

The accompanying notes to financial statements are an integral part of these balance sheets.

S T A T E M E N T S   O F   O P E R A T I O N S

                                                                                                               For the Period
                                                                                                               From Inception
                                                                      For the Years Ended June 30,             (May 29, 1991)
                                                                  ------------------------------------------     To June 30,
                                                                     1996           1995           1994             1996
- -----------------------------------------------------------------------------------------------------------------------------
COST REIMBURSEMENT                                                $   362,118   $   489,350   $     9,350       $  1,024,418
COST OF GOODS SOLD                                                  1,177,455       785,298       179,233          2,395,139
- ----------------------------------------------------------------------------------------------------------------------------
              Gross loss                                             (815,337)     (295,948)     (169,883)        (1,370,721)
- ----------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
              Research and development                              4,811,165     4,099,070     1,597,275         12,639,277
              General and administrative                            1,191,518       883,409       677,424          3,499,383
              Sales and marketing                                   1,006,544       477,380       124,308          1,703,448
- ----------------------------------------------------------------------------------------------------------------------------
                     Total costs and expenses                       7,009,227     5,459,859     2,399,007         17,842,108
- ----------------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                     (7,824,564)   (5,755,807    (2,568,890)       (19,212,829)
              INTEREST INCOME, net                                    231,252       329,060        44,374            679,323
- ----------------------------------------------------------------------------------------------------------------------------
Net Loss                                                          $(7,593,312)  $(5,426,747   $(2,524,516)      $(18,533,506)
- ----------------------------------------------------------------------------------------------------------------------------
NET LOSS PER COMMON SHARE                                              $(1.22)       $(0.91)       $(0.69)
- ---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
              COMMON SHARES OUTSTANDING (Note 2)                    6,235,291     5,996,162     3,645,960
- ---------------------------------------------------------------------------------------------------------

The accompanying notes to financial statements are an integral part of these statements.

S T A T E M E N T S   O F   S H A R E H O L D E R S '   E Q U I T Y

                                                        Noncumulative Convertible Preferred Stock
                                            ------------------------------------------------------------------
                                                 Series A              Series B                Series C               Series D
                                            ------------------   ---------------------   ---------------------   ------------------
                                             Shares     Amount     Shares      Amount      Shares      Amount     Shares     Amount
                                            ---------------------------------------------------------------------------------------
BALANCE, June 30, 1993                       137,500   $ 1,375    1,200,951   $ 12,010            -   $      -          -   $     -
  Issuance of preferred stock, net                 -         -        1,250         12    2,264,292     22,643          -         -
  Stock options exercised                          -         -            -          -            -          -          -         -
  Net loss                                         -         -            -          -            -          -          -         -
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1994                       137,500     1,375    1,202,201     12,022    2,264,292     22,643          -         -
  Stock options exercised                          -         -            -          -            -          -          -         -
  Net loss                                         -         -            -          -            -          -          -         -
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1995                       137,500     1,375    1,202,201     12,022    2,264,292     22,643          -         -
  Issuance of preferred stock, net                 -         -            -          -            -          -    638,806     6,388
  Stock options exercised                                                                                               -         -
  Preferred stock conversion                (137,500)   (1,375)  (1,202,201)   (12,022)  (2,264,292)   (22,643)  (638,806)   (6,388)
  Shares issued through initial
   public offering, net                            -         -            -          -            -          -          -         -
  Net loss                                         -         -            -          -            -          -          -         -
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1996                             -   $     -            -   $      -            -   $      -          -   $     -
===================================================================================================================================

                                                                                  Deficit
                                                                                Accumulated
                                               Common Stock       Additional    During the        Total
                                            -------------------     Paid-in     Development    Shareholders'
                                             Shares     Amount      Capital        Stage          Equity
                                            ---------------------------------------------------------------
BALANCE, June 30, 1993                      1,158,226   $11,583   $ 5,028,595   $ (2,988,931)  $ 2,064,632
  Issuance of preferred stock, net                  -         -     9,825,395              -     9,848,050
  Stock options exercised                      12,284       122         4,792              -         4,914
  Net loss                                          -         -             -     (2,524,516)   (2,524,516)
- ----------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1994                      1,170,510    11,705    14,858,782     (5,513,447)    9,393,080
  Stock options exercised                      27,394       274        10,082              -        10,356
  Net loss                                          -         -             -     (5,426,747)   (5,426,747)
- ----------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1995                      1,197,904    11,979    14,868,864    (10,940,194)    3,976,689
  Issuance of preferred stock, net                  -         -     4,580,676              -     4,587,064
  Stock options exercised                     160,375      1,603       63,312              -        64,915
  Preferred stock conversion                4,665,153     46,652       (4,224)             -             -
  Shares issued through initial
   public offering, net                     3,105,000     31,050   39,521,931              -    39,552,981
  Net loss                                          -          -            -     (7,593,312)   (7,593,312)
- ----------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1996                      9,128,432   $91,284   $58,030,559   $(18,533,506)  $40,588,337
==========================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS


                                                                                                       For the Period
                                                                                                       From Inception
                                                                  For the Years Ended June 30,         (May 29, 1991)
                                                        ---------------------------------------------   To June 30,
                                                            1996             1995            1994          1996
- ---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net loss                                                $ (7,593,312)  $ (5,426,747)     $ (2,524,516) $ (18,533,506)
 Adjustments to reconcile net loss to
   net cash used for operating activities--
     Depreciation                                             128,770        104,433            80,659        401,381
     Change in operating items:
       Accounts receivable                                    (35,065)             -                 -        (35,065)
       Inventories                                             69,713       (273,850)           67,551       (415,920)
       Prepaids and other                                    (174,289)      (191,687)                -       (365,976)
       Accounts payable and
         accrued liabilities                                  832,458        531,670            42,501      1,703,724
       Other assets                                           (19,524)        51,924          (347,621)      (328,641)
- ---------------------------------------------------------------------------------------------------------------------
         Net cash used for
           operating activities                            (6,791,249)    (5,204,257)       (2,681,426)   (17,574,003)
- ---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                        (134,336)      (259,255)          (26,082)     (514,351)
  Purchase of securities                                  (40,529,176)    (3,229,459)         (512,993)  (44,271,628)
  Proceeds from sale of securities                          1,972,452      1,520,000                 -     3,492,452
- --------------------------------------------------------------------------------------------------------------------
           Net cash used for
             investing activities                         (38,691,060)    (1,968,714)         (539,075)  (41,293,527)
- --------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock, net                                      39,552,981              -                 -    39,574,881
  Proceeds from issuance of preferred stock                 4,587,064              -         9,848,050    19,461,486
  Proceeds from exercise of stock options                      64,915         10,356             4,914        85,476
  Payments made on capital lease obligations                   (6,650)       (68,121)          (56,778)     (189,271)
- --------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used for)
             financing activities                          44,198,310        (57,765)        9,796,186    58,932,572
- --------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (1,283,999)    (7,230,736)        6,575,685        65,042
CASH AND CASH EQUIVALENTS:
 Beginning of period                                        1,349,041      8,579,777         2,004,092             -
- --------------------------------------------------------------------------------------------------------------------
 End of period                                           $     65,042   $  1,349,041      $  8,579,777  $     65,042
====================================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

N O T E S   T O   F I N A N C I A L   S T A T E M E N T S

1.  NATURE OF BUSINESS

DESCRIPTION OF OPERATING ACTIVITIES: Urologix, Inc. ("Urologix" or the "Company") was organized to research, develop, manufacture and market innovative devices for the treatment of benign prostatic hyperplasia ("BPH") and other urologic diseases. Urologix is in the development stage, and revenues have been limited to recovery of certain costs incurred for human clinical investigations of its product. Future revenues of the Company are expected to come from both domestic and international markets after appropriate regulatory approvals have been obtained. Prior to the Company selling its products in the U.S., Food and Drug Administration ("FDA") approval must be obtained. The Company is currently engaged in clinical trials in the U.S. under an Investigational Device Exemption ("IDE") approved by the FDA. In July 1996, the Company received approval to market in certain European countries.

In June 1996, the Company signed an agreement granting Boston Scientific Corporation exclusive distribution rights of the T3 System for the treatment of BPH in all geographic areas other than the U.S. and Japan through June 30, 2001.

Even if the Company's efforts are successful, substantial time will pass before significant earnings might be realized in the United States or internationally. The realization of the Company's investment in inventory, property and equipment, and other assets is dependent upon, among other factors, the Company's ability to obtain final FDA approval and the success of future operations.

2.  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS: The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

AVAILABLE-FOR-SALE SECURITIES: The Company invests in money market funds and U.S. government and investment-grade corporate securities with original maturities ranging from 90 days to two years. These investments are considered to be available-for-sale, and are stated at market value, which approximates cost.

INVENTORIES: Inventories are stated at the lower of first-in, first-out cost or market. Inventories consist primarily of control units and disposable products.

PROPERTY AND EQUIPMENT: Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment and furniture, and five years for leasehold improvements.

OTHER ASSETS: Other assets consist primarily of prepaid royalties resulting from a patent licensing agreement which was entered into in 1994. The agreement requires the Company to pay a royalty on sales of certain catheters and related systems. The amount prepaid by the Company will be charged to expense as sales are recognized.

COST REIMBURSEMENT: The Company recognizes revenue received only to the extent of costs incurred in the development or manufacture of a product.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense as incurred. These expenses include patent costs of $422,991, $202,224 and $287,479 for the fiscal years ended 1996, 1995 and 1994.

NET LOSS PER COMMON SHARE: Net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, except as follows, as the effect would be antidilutive. Pursuant to Securities and Exchange Commission rules, stock options granted within one year prior to the date of the contemplated initial public offering have been included in the calculation of common share equivalents as if they were outstanding for all periods presented.

In addition, all shares of preferred stock that were converted to common stock in conjunction with the initial public offering as described in Note 5 have been included in the computation of weighted average common shares as if converted for all periods presented.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

FINANCIAL INSTRUMENTS: For most financial instruments, including cash, available-for-sale securities, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

3.  INCOME TAXES

A reconciliation of the Company's statutory tax rate to the effective rate for the years ended June 30 is as follows:

                               1996   1995   1994
- -------------------------------------------------
Federal statutory rate           34%    34%    34%
State taxes, net of federal
 tax benefit                      6      6      6
Valuation allowance             (40)   (40)   (40)
- -------------------------------------------------
                                  -%     -%     -%
                               ====   ====   ====

As of June 30, 1996, the Company had net operating loss carryforwards of $17,000,000 for federal income tax purposes that are available to offset future taxable income through the year 2011. Certain restrictions caused by the change in ownership resulting from sales of stock will limit annual utilization of the net operating loss carryforwards.

The components of the Company's deferred tax asset for the years ended June 30, is as follows (in thousands):

                          1996      1995      1994
- ---------------------------------------------------
Net operating loss
 carryforwards          $ 6,802   $ 3,996   $ 2,147
Temporary deductible
 differences                870         -         -
Valuation allowance      (7,672)   (3,996)   (2,147)
- ---------------------------------------------------
                        $     -   $     -   $     -
                        =======   =======   =======

4.  CREDIT FACILITIES

The Company has a $250,000 demand revolving credit arrangement (the "Revolver") with a bank. Any borrowings would be collateralized by a $250,000 certificate of deposit with interest on the Revolver computed at the bank's base rate, as defined. No borrowings took place under the Revolver in fiscal 1996, 1995 or 1994.

5.  SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING: In June 1996, the Company completed an initial public offering of 3,105,000 shares of common stock which generated net proceeds of $39,552,981, to be used to fund research and development, clinical trials, sales and marketing activities, and fixed asset and working capital requirements.

REVERSE STOCK SPLIT: The Company's shareholders approved a 1-for-2 reverse common and convertible preferred stock split effective April 30, 1996. The effect of the reverse stock split has been reflected for all periods presented in the accompanying financial statements.

CONVERTIBLE PREFERRED STOCK: From February through June 1994, the Company issued 1,250 Series B and 2,264,292 Series C convertible preferred shares at $4.00 and $4.40 per share, respectively, for total net proceeds of $9,848,050. In December 1995 and March 1996, the Company completed the sale of 312,500 and 326,306 Series D convertible preferred shares at $8.00 per share, for total net proceeds of $4,587,064.

In conjunction with the Company's initial public offering, all shares of convertible preferred stock were converted to 4,665,153 shares of common stock, in accordance with each series' respective conversion ratio.

COMMON STOCK WARRANTS: The Company has a warrant outstanding to purchase 7,405 shares of common stock at $2.96 per share as of June 30, 1996, 1995 and 1994.

STOCK OPTIONS: The Company has a stock option plan (the "1991 Stock Option Plan") that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. Options expire seven to ten years from the date of grant and are subject to varying vesting schedules. Shares subject to option are summarized as follows:

                                                         Option
                            Incentive   Nonqualified    Exercise
                              Stock         Stock      Price per
                             Options       Options       Share
- ------------------------------------------------------------------
Balance at
   June 30, 1993                71,651         70,434   $  .20-.40
  Options granted              399,452         19,900      .40-.44
  Options canceled             (41,681)             -          .40
  Options exercised             (3,484)        (8,800)         .40
- ------------------------------------------------------------------
Balance at
   June 30, 1994               425,938         81,534      .20-.44
  Options granted              201,603         11,350      .20-.60
  Options canceled              (1,206)             -          .40
  Options exercised             (1,294)       (26,100)     .20-.40
- ------------------------------------------------------------------
Balance at
   June 30, 1995               625,041         66,784      .20-.60
  Options granted              266,003        110,933    .60-14.00
  Options canceled                (454)             -          .60
  Options exercised           (134,327)       (26,062)     .40-.60
- ------------------------------------------------------------------
Balance at
  June 30, 1996                756,263        151,655    .20-14.00
- ------------------------------------------------------------------
Options exercisable
  at June 30, 1996             177,978         41,932     .20-1.60
- ------------------------------------------------------------------

In April 1996, the Company amended the 1991 Stock Option Plan to provide for the automatic grant of 10,000 stock options to each nonemployee director upon the later of initial election or the effective date of an initial public offering.

As of June 30, 1996, 420,949 options were available for future grant under this plan.

INCREASE IN AUTHORIZED SHARES: Effective November 29, 1995, the Company increased its authorized shares of common and preferred stock from 6,500,000 and 4,000,000 to 12,500,000 and 6,000,000, respectively. In April 1996, the shareholders approved an amendment to the Articles of Incorporation to provide authorized capital stock of 25,000,000 common and 5,000,000 undesignated shares effective immediately prior to the closing of the initial public offering.

1996 EMPLOYEE STOCK PURCHASE PLAN: In April 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Plan"), and reserved 100,000 common shares for issuance under the Plan, commencing upon the effective date of an initial public offering. Under the terms of the Plan, employees may purchase common shares at prices to be determined by the Company's board of directors, ranging from 85% to 100% of the shares' estimated fair market value. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10% of the participant's base pay, as defined.

6.  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS: At June 30, 1996, the Company has orders outstanding to purchase a certain number of T3 System Control Units, the primary system necessary for all treatments, from a third-party vendor for a total purchase commitment of approximately $1,155,000. Management believes that current funds on hand will be sufficient to meet its purchase commitments.

LITIGATION: In June 1996, the Company received notice from the licensor to the patent license agreement described in Note 2 of their intent to terminate the agreement based on allegations of the Company's breach of the confidentiality terms of the license agreement. The Company's management strongly believes the licensor's allegations are without merit and has filed, subsequent to year end, a suit against the licensor to enforce the terms of the agreement.

401(K) PLAN: The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to 15% of compensation. Company matching contributions are discretionary, and none have been made to date.

LEASES: The Company leases its facility and certain equipment under noncancelable operating or capital leases that expire at various dates through fiscal 1999. Rent expense related to operating leases was approximately $139,700, $102,500 and $78,500 for the years ended June 30, 1996, 1995 and 1994, respectively. Future minimum lease commitments under noncancelable operating and capital leases with initial remaining terms of one year or more are as follows as of June 30, 1996:


                                           Operating   Capital
                                             Leases     Leases
                                           ----------  --------
Fiscal year:
       1997                                 $161,884    $25,896
       1998                                  159,111     25,896
       1999                                  151,762     31,992
       2000                                  100,282      9,517
       2001                                   28,210          -
                                            --------   --------
                                                         93,301
Less-imputed interest                                   (17,507)
  Current maturities                                    (17,926)
                                                       --------
Long-term capitalized lease obligations                $ 57,868
                                                       ========

7.  RELATED-PARTY TRANSACTIONS

In fiscal 1995, the Company entered into a consulting agreement with a member of the board of directors under which the Company pays a minimum $4,000 monthly retainer. The Company paid $111,000 and $32,000 under this arrangement in the fiscal years ended June 30, 1996 and 1995, respectively.

8.  SUBSEQUENT EVENT

In August 1996, the Company signed a patent license agreement that grants the Company rights to certain technology related to treating diseases of the prostate in exchange for an initial license fee as well as prepaid and ongoing royalty payments, which are subject to a maximum royalty.

9.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                           For the Period
                                                           From Inception
                                                           (May 29, 1991)
For the Years Ended June 30,                                 To June 30,
                              1996       1995       1994        1996
- ------------------------------------------------------------------------
Cash paid for interest      $ 3,976    $ 4,262    $ 11,365    $ 40,328
- --------------------------  -------    -------    --------    --------
Noncash investing and
  financing activities:
  Common stock
    issued upon
    conversion
    of preferred
    stock                   $42,428    $     -    $      -    $      -
                            =======    =======    ========    ========

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September November 20, 1996 (the "1996 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this item is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.

     (1) Financial Statements. The financial statements of the Company are listed at Item 8 of this Form 10-K.

     (2) Financial Statement Schedules for years ended June 30, 1994, 1995 and 1996.

          No schedules are required in connection with the filing of this Form
           10-K.


     (3)  Exhibits
          3.1    Amended and Restated Articles of Incorporation(1)

          3.2    Amended and Restated Bylaws of the Company(1)

          10.1   Urologix, Inc. 1991 Stock Option Plan(1)

          10.2 Employment Agreement dated January 26, 1994 between the Company and Jack Meyer(1)

          10.3 Employee Agreement dated February 18, 1994 between the Company and Ward Allen Putnam(1)

          10.4 Supply Agreement dated August 24-25, 1995 between the Company and SeaMED Corporation(1)

          10.5 Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995(1)

          10.6 Investor Rights Agreement dated December 5, 1996 between the Company and certain of its shareholders(1)

          10.7 Distribution Agreement dated February 28, 1994 between the Company and Nihon Kohden Corporation(1)

          10.8 Agreement dated November 5, 1993 between the Company and Dr. David C. Utz, including supplemental letter agreements dated November 2, 1994 and July 31, 1995(1)

          10.9 Letter Agreement dated October 10, 1994 between the Company and Mitchell Dann(1)

          10.10 Letter Agreement dated November 18, 1994 between the Company and William R. Amaden(1)

          10.11 Consulting Agreement dated November 28, 1994 between the Company and William R. Amaden(1)

          10.12 International Distribution Agreement made as of June 26, 1996 between the Company and Boston Scientific Corporation(2)

          10.13 License Agreement dated August 7, 1996 between the Company and EDAP International, S.A. and Technomed Medical Systems, S.A.
                  (2)

          11.1   Statement re computation of Per Share Loss

          23.1   Consent of Arthur Andersen, LLP


     *    Indicates Compensation Plan

     (1) Incorporated by Reference from the Urologix, Inc. Registration Statement on Form S-1, File No. 333-3304

     (2) Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the fiscal year ended June 30,
 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UROLOGIX, INC.



                                      BY: /S/ JACK E. MEYER
                                          ---------------------
                                          JACK E. MEYER, PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER AND DIRECTOR

     Each person whose signature appears below hereby constitutes and appoints Jack E. Meyer and Wesley Johnson, and each of them his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities indicated on September 26, 1996.

    SIGNATURE               TITLE                             DATE
    ---------               -----                             ----
 /s/ Mitchell Dann          Chairman of the Board             September 26, 1996
- ----------------------
Mitchell Dann


 /s/ Jack E. Meyer          Director, President and           September 26, 1996
- ----------------------
Jack E. Meyer               Chief Executive Officer


 /s/ Wesley Johnson         Vice President, Chief Financial   September 26, 1996
- ----------------------
Wesley Johnson              Officer and Secretary


 /s/ Buzz Benson            Director                          September 26, 1996
- ----------------------
Buzz Benson


 /s/ Janet G. Effland       Director                          September 26, 1996
- ----------------------
Janet G. Effland

 /s/ Michael R. Henson      Director                          September 26, 1996
- ------------------------
Michael R. Henson


 /s/ Paul A. LaViolette     Director                          September 26, 1996
- ------------------------
Paul A. LaViolette

 /s/ Robert Momsen          Director                          September 26, 1996
- ------------------------
Robert Momsen


 /s/ David C. Utz           Director                          September 26, 1996
- ------------------------
David C. Utz, M.D.

                                       34