Form 10-Q
period 1996-09-30
UROLOGIX INC
filed 1996-11-13
CIK 882873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transaction period from        to

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

       Yes  (x)           No  ( )


As of November 5, 1996, the Company had outstanding 9,144,164 shares of common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

UROLOGIX, INC.
BALANCE SHEETS

                                                       September 30, 1996     June 30, 1996
--------------------------------------------------------------------------------------------
ASSETS                                                        (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                                   $    198,522    $     65,042
  Available-for-sale securities                                 35,266,730       40,779,176
  Accounts receivable                                              752,283           35,066
  Inventories                                                      653,854          415,920
  Prepaids and other                                               354,501          365,976
--------------------------------------------------------------------------------------------
     Total current assets                                       37,225,890       41,661,179
--------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:

  Leasehold improvements                                            79,721           79,721
  Machinery, equipment and furniture                               834,350          699,694
  Less - accumulated depreciation                                 (445,157)        (401,381)
--------------------------------------------------------------------------------------------
     Property and equipment, net                                   468,914          378,034

OTHER ASSETS, NET                                                3,288,011          328,641
--------------------------------------------------------------------------------------------
                                                              $ 40,982,815     $ 42,367,855
============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of capitalized lease obligations         $     17,926     $     17,926
  Accounts payable                                               1,169,952          845,566
  Accrued compensation and other                                   959,800          858,158
--------------------------------------------------------------------------------------------
     Total current liabilities                                   2,147,678        1,721,650

CAPITALIZED LEASE OBLIGATIONS, less current maturities              53,590           57,868
--------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                           2,201,268        1,779,518
--------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

  Common stock, $.01 par value, 25,000,000 shares
    authorized;  9,134,347 and 9,128,432 shares issued
    and outstanding                                                 91,343           91,284
  Additional paid-in capital                                    59,033,040       59,030,559
  Accumulated deficit                                          (20,323,192)     (18,533,506)
  Net unrealized losses on investments                             (19,644)               -
--------------------------------------------------------------------------------------------
     Total shareholders' equity                                 38,781,547       40,588,337
--------------------------------------------------------------------------------------------
                                                              $ 40,982,815     $ 42,367,855
============================================================================================


The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                            1996                1995
----------------------------------------------------------------------------------------
SALES                                                   $   586,125         $         -
COST OF GOODS SOLD                                          721,553             193,260
----------------------------------------------------------------------------------------
    Gross loss                                             (135,428)           (193,260)
----------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Research and development                              1,239,224             887,513
    Sales and marketing                                     485,044             134,669
    General and administrative                              450,743             236,977
----------------------------------------------------------------------------------------
    Total costs and expenses                              2,175,011           1,259,159
----------------------------------------------------------------------------------------

OPERATING LOSS                                           (2,310,439)         (1,452,419)

INTEREST INCOME, NET                                        520,754              25,025
----------------------------------------------------------------------------------------
    Net loss                                            ($1,789,685)        ($1,427,394)
========================================================================================
    Net loss per common share                                ($0.20)             ($0.24)
========================================================================================
Weighted average number of common shares
  outstanding                                             9,128,765           6,008,485



The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                            1996                1995
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                              ($1,789,685)        ($1,427,396)
  Adjustments to reconcile net loss to net cash
    used for operating activities -
      Depreciation                                           46,706              27,001
      Change in operating items:
        Accounts receivable                                (717,217)             73,294
        Inventories                                        (237,934)             36,359
        Prepaids and other                                   11,475              (4,931)
        Accounts payable and accrued liabilities            426,028            (158,896)
        Other assets                                     (2,962,301)             (7,644)
----------------------------------------------------------------------------------------
       Net cash used for operating activities            (5,222,928)         (1,462,213)
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                      (134,656)            (31,637)
  Proceeds from sale of securities                        5,492,802             992,620
----------------------------------------------------------------------------------------
       Net cash provided by investing activities          5,358,146             960,983
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                     2,540                  19
  Payments made on capital lease obligations                 (4,278)             (1,223)
----------------------------------------------------------------------------------------
       Net cash used for financing activities                (1,738)             (1,204)
----------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        133,480            (502,434)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                        65,042           1,349,041
----------------------------------------------------------------------------------------
  End of period                                            $198,522            $846,607
========================================================================================

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)

1.  Basis of presentation

Urologix, Inc. (the "Company") was a company in the development stage until significant revenue-generating activities commenced in July 1996. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1996 and the statements of operations and the statements of cash flows for the three-month periods ended September 30, 1996 and 1995, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.  Net loss per common share

Net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, except as noted below, as the effect would be antidilutive. Pursuant to Securities and Exchange Commission rules, stock options granted within one year prior to the date of the Company's filing of a registration statement with respect to its initial public offering have been included in the calculation of common share equivalents for the periods prior to the Company's initial public offering. In addition, all shares of preferred stock that were converted to common stock in conjunction with the initial public offering completed in June 1996 have been included in the computation of weighted average common shares as if converted for all periods presented.

3.  Inventories

Inventories at September 30 and June 30, 1996 are as follows:


                                               September 30, 1996  June 30, 1996
--------------------------------------------------------------------------------
Raw materials                                            $216,349       $214,460
Work in process                                           142,144         54,969
Finished goods                                            295,361        146,491
--------------------------------------------------------------------------------
                                                         $653,854       $415,920
================================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Urologix, Inc., incorporated in May 1991, was formerly in the development stage, but is currently entering the commercial stage. The Company recorded its first commercial revenues in the three months ended September 30, 1996. Since its inception, the Company has been engaged primarily in developing its proprietary T3 Targeted Transurethral Thermo-ablation System to treat Benign Prostatic Hyperplasia ("BPH"); conducting clinical trials for the T3 System; seeking various regulatory approvals necessary to market outside the U.S.; and developing its premarket approval application ("PMA") for submission to the United States Food and Drug Administration ("FDA"). The Company's T3 System consists of the T3 System Control Unit and the T3 System Procedure Kit, which includes the T3 System Catheter, Cooling Bag and Rectal Thermosensing Unit. The T3 System is an investigational device in the U.S. and, therefore is not currently available for commercial distribution in the U.S. The Company obtained the CE Mark in July 1996, which allows the T3 System to be marketed in the European Union countries. As a result, the Company's revenues to date consist primarily of sales outside the U.S. or cost reimbursement, which reflects the reimbursement of certain costs incurred by the Company for T3 Control Units and disposable Procedure Kits as permitted by the applicable FDA regulation. The Company expects to file its PMA with the FDA in the first quarter of calendar 1997.

Internationally, the Company will market the T3 System through two distributors. Boston Scientific Corporation ("BSC"), a worldwide developer, manufacturer and marketer of medical devices, has exclusive distribution rights for the T3 System in all countries outside the U.S., except Japan. Nihon Kohden Corporation, a large medical device company in Japan, has exclusive distribution rights for the T3 System in Japan.

Since inception, the Company has experienced operating losses, and, as of September 30, 1996, had an accumulated deficit of $20.3 million. The Company anticipates that its operating losses will continue for the foreseeable future due to expenditures on T3 System development, scale-up of commercial manufacturing capabilities, clinical trials, regulatory matters, and sales and marketing activities.

The Company expects sales of the T3 System to account for all of its revenues for the foreseeable future. Revenues from the sale of T3 System Control Units and disposable Procedure Kits are recognized upon shipment.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 and 1995

Sales of $586,000 were recorded in the three months ended September 30, 1996, compared to no sales for the same period in the prior fiscal year. The Company generated sales in the current quarter due to the Company's obtaining the CE Mark for its T3 System in July 1996, and the Company's initial sales under its distribution agreement with BSC. Until regulatory approvals to sell the T3 System are obtained in Japan and the United States, the Company expects its sales to be exclusively to BSC.

Cost of goods sold increased to $722,000 for the three months ended September 30, 1996, from $193,000 for the same period in the prior fiscal year, due primarily to a significant increase in production of the T3 System and costs related to bringing the Company's manufacturing process into compliance with ISO 9001 standards necessary to market the T3 System in the European Union.

Research and development expenses include costs associated with development and protection of the Company's T3 System and related intellectual property, clinical trials of T3 System and regulatory efforts necessary to obtain and maintain approvals to market and manufacture the T3 System. Research and development expenses for the first fiscal quarter of 1997 increased to $1.2 million from $888,000 in the same quarter in fiscal 1996, due primarily to costs related to clinical studies of the T3 System and regulatory costs related to the Company's upcoming PMA submission to the FDA and its recently achieved CE Mark certification.

Sales and marketing expenses for the first fiscal quarter of 1997 increased to $485,000 from $135,000 in the same quarter in fiscal 1996, due primarily to costs associated with the marketing launch of the T3 System in Europe.

General and administrative expenses increased to $451,000 in the first quarter of fiscal 1997 from $237,000 in the first quarter of fiscal 1996 due to administrative costs associated with an increase in employees in connection with the Company's growth and commencement of sales activities and costs related to the Company's external reporting obligations as a public company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, revenues from the T3 System. Through September 30, 1996, the Company had received $59 million in net proceeds from equity financings. As of September 30, 1996, the Company had total cash, cash equivalents and available-for-sale securities of $35.5 million, and working capital of $35.1 million.

In August 1996, the Company entered into a worldwide license agreement with EDAP International S. A. (EDAP), under which EDAP granted Urologix a non-exclusive license under all EDAP issued and pending patents pertaining to the microwave treatment of BPH and other conditions of the prostate. Although the terms of the license agreement are confidential, they include an initial license fee as well as prepaid and ongoing royalty payments, subject to a maximum royalty.

The Company expects to continue to incur additional losses as it incurs substantial expenses in support of its clinical trials, regulatory requirements and development of the T3 System, as well as increased expenses and working capital related to the introduction of the T3 System in international markets. In addition, should the Company lease T3 System Control Units, substantial capital will be required to finance the lease arrangements. The Company currently may finance part or all of the capital requirements associated with these leasing arrangements through equipment financing with a third-party lessor, although the Company has not yet established such an arrangement. If the Company is unable to obtain equipment financing or a relationship with a third-party lessor, it may need to seek other forms of financing through the sale of equity securities or other means, to achieve its business objectives. Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 24 months, there can be no assurance that the Company will not require additional financing within that time frame. Any additional required financing may not be available to the Company on satisfactory terms, if at all.

Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. These factors include (i) competition from other treatments for BPH in markets outside the United States; (ii) the ability of the Company's distributors to successfully market and sell the Company's products in markets outside the United States; (iii) the Company's ability to successfully complete and file a PMA application that will enable it to receive FDA approval in a timely manner;
(iv) the Company's ability to manufacture and supply the T3 System in sufficient quantities to meet its distributors' demand; and (v) the extent to which physicians performing the T3 procedures are able to obtain third-party reimbursement.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         As previously reported, on July 30, 1996, the Company filed a lawsuit under seal in United States District Court for the District of Minnesota against BSD Medical Corporation ("BSD") to enforce the terms of a settlement agreement and patent license between the Company and BSD. The Company's suit requests that the court enforce the agreement and enter a declaratory judgment stating that the settlement agreement remains in effect. BSD subsequently filed an answer and counterclaim alleging that the license agreement was properly terminated and is seeking relief against the Company. The lawsuit is currently in the discovery stage.

Item 2.  Change in Securities
-----------------------------

         None

Item 3.  Defaults upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

         None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits
         (11.1)   Computation of Net Loss Per Common Share
         (27.1)   Financial Data Schedule

    (b)  Reports on Form 8-K

         During the quarter for which this Quarterly Report is filed, the Company filed no Reports on form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE  November 13, 1996                 Urologix, Inc.
      ---------------------------       --------------------------------------
                                        (Registrant)



                                        /s/  Jack E. Meyer
                                        --------------------------------------
                                        Jack E. Meyer
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)



                                        /s/  Wesley E. Johnson, Jr.
                                        --------------------------------------
                                        Wesley E. Johnson, Jr.
                                        Vice President/Finance and Chief
                                         Financial Officer
                                        (Principal Financial Officer)