Form 10-K/A
period 1996-06-30
UROLOGIX INC
filed 1996-11-19
CIK 882873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of September 23, 1996, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was approximately $73,518,000 based on the last reported sales price on that date.

As of September 23, 1996, the Company had outstanding 9,128,447 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE.

The Company's Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on November 20, 1996 is incorporated by reference into Part III of this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(c)(3) is amended by adding the following exhibit:

           27.1    Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UROLOGIX, INC.


                                       BY: /s/ JACK E. MEYER
                                           -------------------------------------
                                           JACK E. MEYER, PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER AND DIRECTOR*


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons in the capacities indicated on November 18, 1996.

      SIGNATURE                     TITLE
      ---------                     -----

  /s/ Mitchell Dann*                Chairman of the Board
----------------------------
Mitchell Dann

  /s/ Jack E. Meyer                 Director, President and
----------------------------        Chief Executive Officer
Jack E. Meyer

  /s/ Wesley E. Johnson, Jr.        Vice President, Chief Financial
----------------------------        Officer and Secretary
Wesley E. Johnson, Jr.

  /s/ Buzz Benson*                  Director
----------------------------
Buzz Benson

  /s/ Janet G. Effland*             Director
----------------------------
Janet G. Effland

  /s/ Michael R. Henson*            Director
----------------------------
Michael R. Henson

  /s/ Paul A. LaViolette*           Director
----------------------------
Paul A. LaViolette

  /s/ Robert Momsen*                Director
----------------------------
Robert Momsen

  /s/ David C. Utz*                 Director
----------------------------
David C. Utz, M.D.


*Wesley E. Johnson, Jr.
----------------------------
By Wesley E. Johnson, Jr.
Attorney-in-Fact