Form 10-Q
period 1996-12-31
UROLOGIX INC
filed 1997-02-13
CIK 882873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transaction period from___________to___________

                        Commission File Number 0-28414


                                UROLOGIX, INC.
            (Exact name of registrant as specified in its charter)


                 Minnesota                                   41-1697237
     (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

               14405 21/st/ Avenue North, Minneapolis, MN  55447
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (612) 475-1400


     Securities registered pursuant to Section 12(b) of the Act: None
     Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                                 $.01 par value.
                                                                 Preferred Stock
                                                                 Purchase Rights



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes (x)      No ( )


As of February 6, 1997, the Company had outstanding 9,135,192 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

UROLOGIX, INC.
BALANCE SHEETS


                                                               December 31, 1996       June 30, 1996
----------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                           $1,359,338             $65,042
  Available-for-sale securities                                       31,389,314          40,779,176
  Accounts receivable                                                  1,531,026              35,066
  Inventories                                                          1,231,949             415,920
  Prepaids and other                                                     318,220             365,976
----------------------------------------------------------------------------------------------------
     Total current assets                                             35,829,847          41,661,180
----------------------------------------------------------------------------------------------------
Property and equipment:
  Leasehold improvements                                                  85,402              79,721
  Machinery, equipment and furniture                                   1,033,277             699,694
  Less - accumulated depreciation                                      (500,340)           (401,381)
----------------------------------------------------------------------------------------------------
     Property and equipment, net                                         618,339             378,034
Other assets, net                                                      3,226,613             328,641
----------------------------------------------------------------------------------------------------
                                                                     $39,674,799         $42,367,855
====================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of capitalized lease obligations                    $17,926             $17,926
  Accounts payable                                                     1,509,592             845,566
  Accrued compensation and other                                         897,324             858,158
----------------------------------------------------------------------------------------------------
     Total current liabilities                                         2,424,842           1,721,650
Capitalized lease obligations, less current maturities                    48,574              57,868
----------------------------------------------------------------------------------------------------
     Total liabilities                                                 2,473,416           1,779,518
----------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
  Common stock, $.01 par value, 25,000,000 shares authorized;
    9,157,802 and 9,128,432 shares issued and outstanding                 91,578              91,284
  Additional paid-in capital                                          59,043,389          59,030,559
  Accumulated deficit                                               (21,920,639)        (18,533,506)
  Net unrealized losses on investments                                  (12,945)                  -
----------------------------------------------------------------------------------------------------
     Total shareholders' equity                                       37,201,383          40,588,337
----------------------------------------------------------------------------------------------------
                                                                     $39,674,799         $42,367,855
====================================================================================================

The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                               Three Months Ended December 31,      Six Months Ended, December 31,
                               -------------------------------------------------------------------
                                   1996                1995             1996              1995
--------------------------------------------------------------------------------------------------
Sales                          $1,285,675          $   182,875      $ 1,871,800        $   182,875
Cost of goods sold              1,154,468              300,913        1,876,021            494,173
--------------------------------------------------------------------------------------------------
    Gross profit (loss)           131,207             (118,038)          (4,221)          (311,298)
--------------------------------------------------------------------------------------------------

Costs and expenses:
  Research and development      1,079,132            1,207,427        2,318,356          2,094,942
  Sales and marketing             541,774              183,863        1,026,818            318,532
  General and administrative      572,415              275,116        1,023,158            512,092
--------------------------------------------------------------------------------------------------
    Total costs and expenses    2,193,321            1,666,406        4,368,332          2,925,566
--------------------------------------------------------------------------------------------------

Operating loss                 (2,062,114)          (1,784,444)      (4,372,553)        (3,236,864)
Interest income, net              464,666               37,846          985,420             62,870
--------------------------------------------------------------------------------------------------
    Net loss                  ($1,597,448)         ($1,746,598)     ($3,387,133)       ($3,173,994)
==================================================================================================

    Net loss per common share      ($0.17)              ($0.29)          ($0.37)            ($0.53)
==================================================================================================

Weighted average number of
  common shares outstanding     9,148,655            6,008,489        9,139,732          6,008,538
==================================================================================================

The accompanying notes to financial statements are an integral part of these statements.


UROLOGIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   For the Six Months Ended December 31,
                                           ---------------------------------------------
                                                             1996                   1995
----------------------------------------------------------------------------------------
Operating Activities:
  Net loss                                            $(3,387,133)           $(3,173,994)
  Adjustments to reconcile net loss to net cash
   used for operating activities -
    Depreciation                                           98,959                 56,690
    Change in operating items:
      Accounts receivable                              (1,495,960)                     -
      Inventories                                        (816,029)                84,705
      Prepaids and other                                   47,756                 74,134
      Accounts payable and accrued liabilities            703,192                159,193
      Other assets                                     (2,897,972)                (7,644)
----------------------------------------------------------------------------------------
        Net cash used for operating activities         (7,747,187)            (2,806,916)
----------------------------------------------------------------------------------------

Investing Activities:
  Purchases of property and equipment                    (339,264)               (80,191)
  Proceeds from sale of securities                      9,376,917              1,972,452
----------------------------------------------------------------------------------------
        Net cash provided by investing activities       9,037,653              1,892,261
----------------------------------------------------------------------------------------

Financing Activities:
  Issuance of preferred stock, net                                             2,035,528
  Issuance of common stock, net                                                       18
  Proceeds from exercise of stock options                  13,124                      -
  Payments made on capital lease obligations               (9,294)                (2,484)
----------------------------------------------------------------------------------------
        Net cash  provided by financing activities          3,830              2,033,062
----------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents               1,294,296              1,118,407

Cash and Cash Equivalents:
  Beginning of period                                      65,042              1,349,041
----------------------------------------------------------------------------------------
  End of period                                        $1,359,338             $2,467,448
========================================================================================

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996
(Unaudited)

1.  Basis of presentation

Urologix, Inc. (the "Company") was a company in the development stage until significant revenue-generating activities commenced in July 1996. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 1996 and the statements of operations for the three and six-month periods ended December 31, 1996 and 1995, and the statements of cash flows for the six-month periods ended December 31, 1996 and 1995, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

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

3.  Inventories

Inventories at December 31 and June 30, 1996 are as follows:

                                          December 31, 1996        June 30, 1996
--------------------------------------------------------------------------------
Raw materials                                      $216,349             $214,460
Work in process                                     142,144               54,969
Finished goods                                      873,456              146,491
--------------------------------------------------------------------------------
                                                 $1,231,949             $415,920
================================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Urologix, Inc., incorporated in May 1991, was formerly in the development stage, but is currently entering the commercial stage. The Company recorded its first commercial revenues in the three months ended September 30, 1996. Since its inception, the Company has been engaged primarily in developing its proprietary Targeted Transurethral Thermo-ablation System ("T3(R) System") to treat Benign Prostatic Hyperplasia ("BPH"); conducting clinical trials for the T3 System; seeking various regulatory approvals necessary to market outside the U.S.; and developing its premarket approval application ("PMA") for submission to the United States Food and Drug Administration ("FDA"). The Company's T3 System consists of the T3 System Control Unit and the T3 System Procedure Kit, which includes the T3 System Catheter, Cooling Bag and Rectal Thermosensing Unit. The T3 System is an investigational device in the U.S. and, therefore is not currently available for commercial distribution in the U.S. The Company obtained the CE Mark in July 1996, which allows the T3 System to be marketed in the European Union countries. As a result, the Company's revenues to date consist primarily of sales outside the U.S. or cost reimbursement, which reflects the reimbursement of certain costs incurred by the Company for T3 Control Units and disposable Procedure Kits as permitted by the applicable FDA regulation. Cost reimbursement of $182,875 for the three and six months ended December 31, 1996 is included in sales in the accompanying statement of operations. The Company expects to file its PMA with the FDA in the first quarter of calendar 1997.

Internationally, the Company will market the T3 System through two distributors. Boston Scientific Corporation ("BSC"), a worldwide developer, manufacturer and marketer of medical devices, has exclusive distribution rights for the T3 System in all countries outside the U.S., except Japan. Nihon Kohden Corporation, a large Japanese medical device company has exclusive distribution rights for the T3 System in Japan.

Since inception, the Company has experienced operating losses, and, as of December 31, 1996, had an accumulated deficit of $21.9 million. The Company anticipates that its operating losses will continue for the foreseeable future due to expenditures on T3 System development, scale-up of commercial manufacturing capabilities, clinical trials, regulatory matters, and sales and marketing activities.

The Company expects sales of the T3 System to account for all of its revenues for the foreseeable future. Revenues from the sale of T3 System Control Units and disposable Procedure Kits are recognized upon shipment.

Results of Operations

Sales increased to $1,285,675 and $1,871,800 for the three and six months ended December 31, 1996, respectively, from $182,875 for the same periods in the prior fiscal year. The increase in sales for both periods is due to the Company's obtaining the CE Mark for its T3 System in July 1996, and the Company's initial sales under its distribution agreement with BSC. Included in sales for the three and six months ended December 31, 1995 is the reimbursement of certain costs incurred by the Company for T3 Control Units and Procedure Kits as permitted by the applicable FDA regulation. Until regulatory approvals to sell the T3 System are obtained in Japan and the United States, the Company expects its sales to be exclusively to BSC.

Cost of goods sold increased to $1,154,468 and $1,876,021 for the three and six months ended December 31, 1996, respectively, from $300,913 and $494,173 in the same periods in the prior fiscal year, due primarily to the significant increase in sales and production of T3 Systems.

Research and development expenses include costs associated with development and protection of the Company's T3 System and related intellectual property, clinical trials of T3 System and regulatory efforts necessary to obtain and maintain approvals to market and manufacture the T3 System. Research and development expenses for the three months ended December 31, 1996 decreased to $1.1 million from $1.2 million for the same quarter in the prior fiscal year due primarily to costs associated with bringing Company's development processes and products into compliance with ISO 9001 and CE Mark certification requirements. Research and development expenses for the six months ended December 31, 1996 increased to $2.3 million from $2.1 million for the same period in the prior fiscal year due primarily to an increase in costs related to clinical studies of the T3 System and regulatory costs related to the Company's CE Mark certification and upcoming PMA submission to the FDA.

Sales and marketing expenses increased to $541,774 and $1,026,818 for the three and six months ended December 31, 1996, respectively, from $183,863 and $318,532 in the same periods in the prior fiscal year due primarily to costs associated with the marketing launch of the T3 System in Europe, which began following receipt of CE Mark certification in July 1996.

General and administrative expenses increased to $572,415 and $1,023,158 for the three and six months ended December 31, 1996, respectively, from $275,116 and $512,092 in the same periods in the prior fiscal due to administrative costs associated with an increase in employees in connection with the Company's growth and commencement of sales activities and costs related to the Company's external reporting obligations as a public company.

Liquidity and Capital Resources

The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, revenues from the T3 System. Through December 31, 1996, the Company had received $59 million in net proceeds from equity financings. As of December 31, 1996, the Company had total cash, cash equivalents and available-for-sale securities of $32.7 million, and working capital of $33.4 million.

During the six months ended December 31, 1996, the Company used $7.7 million in cash for operating activities funded primarily by proceeds for the sale of available-for-sale securities.

In August 1996, the Company entered into a worldwide license agreement with EDAP International S. A. (EDAP), under which EDAP granted Urologix a non-exclusive license under all EDAP issued and pending patents pertaining to the microwave treatment of BPH and other conditions of the prostate. Although the terms of the license agreement are confidential, they included an initial license fee as well as prepaid and ongoing royalty payments, subject to a maximum royalty.

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

Forward-looking Statements

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

         None

Item 3.  Defaults upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------

         On November 20, 1996 the Company held its Annual Shareholders meeting. The only matter submitted to vote of security holders was the election of three directors to fill the expired terms of three directors. These directors are to serve until the annual meeting of shareholders held following the end of fiscal year 1999, or until their respective successors are duly elected. Listed below are the names of the three directors elected and their respective vote counts.

                    Jack E. Meyer       For:        7,600,499
                                        Withheld:      48,752
                    Mitchell Dann       For:        7,579,211
                                        Withheld:      70,040
                    David C. Utz, M.D.  For:        7,600,499
                                        Withheld:      48,752
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


DATE February  13, 1997                Urologix, Inc.
     --------------------              --------------------------------------
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