Form 10-Q
period 1997-03-31
UROLOGIX INC
filed 1997-05-15
CIK 882873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transaction period from __________ to __________

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

     Yes  (X)    No  ( )


As of May 9, 1997, the Company had outstanding 9,235,279 shares of common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

UROLOGIX, INC.
BALANCE SHEETS

                                          March 31, 1997   June 30, 1996
------------------------------------------------------------------------
ASSETS                                      (Unaudited)
Current assets:
 Cash and cash equivalents                  $    697,349    $     65,042
 Available-for-sale securities                29,484,308      40,779,176
 Accounts receivable                           1,528,055          35,066
 Inventories                                   1,712,039         415,920
 Prepaids and other                              280,649         365,976
------------------------------------------------------------------------
     Total current assets                     33,702,400      41,661,180
------------------------------------------------------------------------
Property and equipment:
 Leasehold improvements                          425,526          79,721
 Machinery, equipment and furniture            1,485,332         699,694
 Less - accumulated depreciation                (582,336)       (401,381)
------------------------------------------------------------------------
     Property and equipment, net               1,328,522         378,034
Other assets, net                              3,155,813         328,641
------------------------------------------------------------------------
                                            $ 38,186,735    $ 42,367,855
========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of capitalized
  lease obligations                         $     17,926    $     17,926
 Accounts payable                              2,079,826         845,566
 Accrued compensation and other                  803,682         858,158
------------------------------------------------------------------------
     Total current liabilities                 2,901,434       1,721,650
Capitalized lease obligations, less
 current maturities                               44,011          57,868
------------------------------------------------------------------------
     Total liabilities                         2,945,445       1,779,518
------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
 Common stock, $.01 par value,
  25,000,000 shares authorized;
  9,173,696 and 9,128,432 shares issued
  and outstanding                                 91,737          91,284
 Additional paid-in capital                   59,090,569      59,030,559
 Accumulated deficit                         (23,790,405)    (18,533,506)
 Net unrealized loss on investments             (150,611)              -
------------------------------------------------------------------------
     Total shareholders' equity               35,241,290      40,588,337
------------------------------------------------------------------------
                                            $ 38,186,735    $ 42,367,855
========================================================================

The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended March 31,  Nine Months Ended, March 31,
                                         ----------------------------------------------------------
                                              1997           1996           1997           1996
---------------------------------------------------------------------------------------------------
Sales                                     $  1,789,500   $    159,480   $  3,661,300   $    342,355
Cost of goods sold                           1,524,123        371,884      3,400,144        866,057
---------------------------------------------------------------------------------------------------
   Gross profit (loss)                         265,377       (212,404)       261,156       (523,702)
---------------------------------------------------------------------------------------------------

Costs and expenses:
 Research and development                    1,245,730      1,476,372      3,564,086      3,571,314
 General and administrative                    576,895        310,158      1,600,053        822,250
 Sales and marketing                           730,601        228,270      1,757,419        546,802
---------------------------------------------------------------------------------------------------
   Total costs and expenses                  2,553,226      2,014,800      6,921,558      4,940,366
---------------------------------------------------------------------------------------------------

Operating loss                              (2,287,849)    (2,227,204)    (6,660,402)    (5,464,068)
Interest income, net                           418,083         20,026      1,403,503         82,896
---------------------------------------------------------------------------------------------------
   Net loss                                ($1,869,766)   ($2,207,178)   ($5,256,899)   ($5,381,172)
===================================================================================================
   Net loss per common share                    ($0.20)        ($0.37)        ($0.57)        ($0.90)
===================================================================================================

Weighted average number of common
 shares outstanding                          9,158,231      6,008,733      9,149,020      6,009,679


The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                           For the Nine Months Ended March 31,
                                        --------------------------------------
                                                       1997               1996
------------------------------------------------------------------------------
Operating Activities:
 Net loss                                       ($5,256,899)       ($5,381,172)
 Adjustments to reconcile net loss to
  net cash used for operating
  activities -
   Depreciation                                     180,955             90,678
   Change in operating items:
     Accounts receivable                         (1,492,989)                 -
     Inventories                                 (1,296,119)           427,909
     Prepaids and other                              85,327           (108,450)
     Accounts payable and accrued
      liabilities                                 1,179,784            291,534
     Other assets                                (2,827,172)            (8,466)
------------------------------------------------------------------------------
      Net cash used for operating
       activities                                (9,427,113)        (4,687,967)
------------------------------------------------------------------------------

Investing Activities:
 Purchases of property and equipment             (1,131,443)          (114,844)
 Proceeds from sale of securities                11,144,257          1,972,452
------------------------------------------------------------------------------
      Net cash provided by investing
       activities                                10,012,814          1,857,608
------------------------------------------------------------------------------

Financing Activities:
 Issuance of preferred stock, net                                    4,587,064
 Issuance of common stock, net                                          46,943
 Proceeds from exercise of stock options             60,463                  -
 Payments made on capital lease obligations         (13,857)            (3,785)
------------------------------------------------------------------------------
      Net cash provided by financing
       activities                                    46,606          4,630,222
------------------------------------------------------------------------------

Net Increase in Cash and Cash                       632,307          1,799,863
 Equivalents
Cash and Cash Equivalents:
 Beginning of period                                 65,042          1,349,041
------------------------------------------------------------------------------
 End of period                                 $    697,349       $  3,148,904
==============================================================================

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)

1.  Basis of presentation

Urologix, Inc. (the "Company") was a company in the development stage until significant revenue-generating activities commenced in July 1996. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and article 10 of Regulation S-X. The balance sheet as of March 31, 1997 and the statements of operations for the three and nine-month periods ended march 31, 1997 and 1996, and the statements of cash flows for the nine-month periods ended March 31, 1997 and 1996, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

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

3.  Inventories

Inventories at March 31, 1997 and June 30, 1996 are as follows:

                   March 31, 1997  June 30, 1996
------------------------------------------------
Raw materials          $  216,349       $214,460
Work in process           142,144         54,969
Finished goods          1,353,546        146,491
------------------------------------------------
                       $1,712,039       $415,920
================================================

4.  New Accounting Pronouncement

During March, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earning per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 at the end of fiscal 1997 and anticipates it will not have a material impact on previously reported earnings per share.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Overview

Urologix, Inc., incorporated in May 1991, was formerly in the development stage, but is currently entering the commercial stage. The Company recorded its first commercial revenues in the three months ended September 30, 1996. Since its inception, the Company has been engaged primarily in developing its proprietary Targeted Transurethral Thermo-ablation System ("T3(R) System") to treat Benign Prostatic Hyperplasia ("BPH"); conducting clinical trials for the T3 System; seeking various regulatory approvals necessary to market outside the U.S.; and developing and submitting its premarket approval application ("PMA") for submission to the United States Food and Drug Administration ("FDA"). The Company's T3 System consists of the T3 System Control Unit and the T3 System Procedure Kit, which includes the T3 System catheter, cooling bag and rectal thermosensing unit. The T3 System is an investigational device in the U.S. and, therefore is not currently available for commercial distribution in the U.S. The Company has the regulatory approvals necessary to commercially market the T3 System in Canada, Japan and the eighteen European Union countries. As a result, the Company's revenues to date consist primarily of sales to its international distributors or cost reimbursement, which reflects the reimbursement of certain costs incurred by the Company for T3 Control Units and disposable procedure kits as permitted by the applicable FDA regulation. Cost reimbursement of $159,480 and $342,355 for the three and nine months ended March 31, 1997, respectively, is included in sales in the accompanying statements of operations. The Company submitted its PMA with the FDA in February, 1997.

Internationally, the Company will market the T3 System through two distributors. Boston Scientific Corporation ("BSC"), a worldwide developer, manufacturer and marketer of medical devices, has exclusive distribution rights for the T3 System in all countries outside the U.S., except Japan. Nihon Kohden Corporation, a large Japanese medical device company, has exclusive distribution rights for the T3 System in Japan.

Since inception, the Company has experienced operating losses, and, as of March 31, 1997, had an accumulated deficit of $23.8 million. The Company anticipates that its operating losses will continue for the foreseeable future due to expenditures on T3 System development, scale-up of commercial manufacturing capabilities, clinical trials, regulatory matters, and sales and marketing activities.

The Company expects sales of the T3 System to account for all of its revenues for the foreseeable future. Revenues from the sale of T3 System control units and disposable procedure kits, less allowance for returns, are recognized upon shipment.

Results of Operations

Sales increased to $1,789,500 and $3,661,300 for the three and nine months ended March 31, 1997, respectively, from $159,480 and $342,355, respectively, for the same periods in the prior fiscal year. The increases in sales for both periods are due to sales to the Company's international distributors following the Company's obtaining the CE Mark for its T3 System in July 1996 and the Company's Japanese distributor obtaining Japanese Ministry of Health and Welfare marketing approval in Japan in February 1997. Included in sales for the three and nine months ended March 31, 1996 is the reimbursement of certain costs incurred by the Company for T3 control units and procedure kits as permitted by the applicable FDA regulation.

Cost of goods sold increased to $1,524,123 and $3,400,144 for the three and nine months ended March 31, 1997, respectively, from $371,884 and $866,057 in the same periods in the prior fiscal year, due primarily to the significant increase in sales and production of T3 Systems. Current gross profits reflect low production volumes of the Company's T3 System and, as production volumes increase, the Company anticipates gross profits to improve.

Research and development expenses include costs associated with development and protection of the Company's T3 System and related intellectual property, clinical trials of T3 System and regulatory efforts necessary to obtain and maintain approvals to market and manufacture the T3 System. Research and development expenses for the three months ended March 31, 1997 decreased to $1.2 million from $1.5 million for the same quarter in the prior year due primarily to costs incurred in the prior year's third quarter associated with bringing Company's development processes and products into compliance with ISO 9001 and CE mark certification requirements. Research and development expenses for the nine months ended March 31, 1997 were unchanged from the same period a year ago as costs related to the Company's PMA submission in 1997 offset costs related to ISO 9001 and CE mark certification in 1996.

Sales and marketing expenses increased to $730,601 and $1,757,419 for the three and nine months ended March 31, 1997, respectively, from $228,270 and $546,802 in the same periods in the prior fiscal year due primarily to costs associated with the marketing launch of the T3 System in Europe and Japan and preparation for U.S. marketing launch.

General and administrative expenses increased to $576,895 and $1,600,053 for the three and nine months ended March 31, 1997, respectively, from $310,158 and $822,250 in the same periods in the prior fiscal due to administrative costs associated with an increase in employees in connection with the Company's growth and commencement of sales activities and costs related to the Company's external reporting obligations as a public company.

Interest income increased significantly during the three and nine months ended March 31, 1997, due primarily to income from the investment of proceeds from the Company's initial public offering, completed in June, 1996.

Liquidity and Capital Resources

The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, revenues from the T3 System. Through March 31, 1997, the Company had received $59 million in net proceeds from equity financings. As of March 31, 1997, the Company had total cash, cash equivalents and available-for-sale securities of $30.2 million, and working capital of $30.8 million.

During the nine months ended March 31, 1997, the Company used $9.4 million of cash for operating activities funded primarily by proceeds from the sale of available-for-sale securities.

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

The Company expects to continue to incur additional losses as it incurs substantial expenses in support of its clinical trials, regulatory requirements and development of the T3 System, as well as increased expenses and working capital related to the introduction of the T3 system in international markets. In addition, should the Company lease T3 System control units, substantial capital will be required to finance the lease arrangements. The Company currently may finance part or all of the capital requirements associated with these leasing arrangements through equipment financing with a third-party lessor, although the Company has not yet established such an arrangement. If the Company is unable to obtain equipment financing or a relationship with a third-party lessor, it may need to seek other forms of financing through the sale of equity securities or other means, to achieve its business objectives. Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 12 months, there can be no assurance that the company will not require additional financing within that time frame. Any additional required financing may not be available to the Company on satisfactory terms, if at all.

Forward-looking Statements

Statements Included In This Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. These factors include (i) competition from other treatments for BPH in markets outside the United States; (ii) the ability of the Company's distributors to successfully market and sell the Company's products in markets outside the United States; (iii) the Company's ability to successfully obtain FDA commercial marketing approval for the T3 System; (iv) the Company's ability to manufacture and supply the T3 System in sufficient quantities to meet its distributors' demand; and (v) the extent to which physicians performing the T3 procedures are able to obtain third-party reimbursement.

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



DATE     May 14, 1997
      ------------------



                                           UROLOGIX, INC.
                                           -------------------------------------
                                           (Registrant)



                                           /s/ Jack E. Meyer
                                           -------------------------------------
                                           Jack E. Meyer
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)



                                           /s/ Wesley E. Johnson, Jr.
                                           -------------------------------------
                                           Wesley E. Johnson, Jr.
                                           Vice President/Finance and Chief
                                             Financial Officer
                                           (Principal Financial Officer)