Form 10-K405
period 1997-06-30
UROLOGIX INC
filed 1997-09-29
CIK 882873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1997
                                       OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

  For the transaction period from ___________________ to ____________________

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

     Yes  (X)       No  (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of September 23, 1997, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was approximately $154,700,000 based on the last reported sales price on that date.

As of September 23, 1997 , the Company had outstanding 9,328,896 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE.

The Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on November 19, 1997 is incorporated by reference into Part III of this Form 10-K.

                                    PART I

  ITEM 1.     BUSINESS
  --------------------

  OVERVIEW

       Urologix is engaged in the development of minimally-invasive medical devices for the treatment of urological diseases. The Company's initial product, the Targis System, is designed to treat benign prostatic hyperplasia ("BPH"), commonly known as "enlarged prostate." BPH affects millions of men as the prostate gland enlarges and causes adverse changes in urinary voiding patterns, which can dramatically affect a man's quality of life. The Targis procedure is a non-surgical, catheter-based therapy that uses a proprietary microwave technology and is designed to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the pain sensitive urethral tissue. Because the urethra is protected from heat and is not punctured or penetrated, a Targis procedure can be performed without general or regional anesthesia or intravenous sedation. Accordingly, the procedure can be performed in a low-cost setting such as a physician's office or an outpatient clinic. The Company believes that the Targis System is positioned to address the needs of physicians, patients and payors because of its potential to provide an efficacious, safe and cost-effective procedure for the treatment of BPH without the complications and side effects inherent in current treatments.
  The Company has regulatory approvals necessary to market the Targis System in the United States, Japan, Canada and the eighteen European Union countries.

       Evidence of BPH typically begins to appear in men in their 50s, and by age 70 the quality of life of most men is negatively affected by BPH symptoms. These troubling symptoms include increased frequency of urination, a sudden urgency to urinate and a weak flow of urine. It is estimated that at least 23 million men worldwide, including six million men in the United States, suffer moderate to severe symptoms of BPH. It is further estimated that in the United States over 70% of these men live with the symptoms of the disease, an approach known as "watchful waiting," rather than undergo surgery or prolonged drug treatment. Despite the fact that only a small portion of sufferers seek treatment, worldwide BPH-related expenditures are estimated to be $8 billion annually, with $3 billion spent annually in the United States.

       BPH has historically been treated by surgical intervention or by drug therapy. The primary surgical treatment for BPH is transurethral resection of the prostate ("TURP"), a procedure in which an electrosurgical loop is used to cut away the prostatic urethra and surrounding diseased tissue in the prostate, thereby widening the urethral channel for urine flow. The TURP procedure requires the use of general or spinal anesthesia and almost always results in post-treatment hospitalization, both of which add significantly to the total treatment cost. A significant number of patients who undergo TURP encounter both short and long-term complications. These complications can include painful urination, retrograde ejaculation, infection, impotence, long-term incontinence and excessive bleeding. Drug therapy has emerged as an alternative to surgery in the last several years. While it is estimated that
  1.5 million men will use drug therapy for BPH in 1997, independent clinical studies have shown that many men undergoing drug therapy do not realize clinically significant relief from BPH symptoms. An estimated 30% to 40% of patients who initially pursue drug therapy to treat their BPH symptoms discontinue treatment within twelve months for various reasons, including the inconvenience of the daily regimen, dissatisfaction with symptom relief and undesirable side effects ranging from dizziness, headache and fatigue to impotence, decreased libido and other sexual dysfunctions depending on the type of drug therapy used.

       The Company's clinical studies have demonstrated that most patients who received the Targis therapy experienced a significant improvement in BPH symptoms and urine flow rates, minimal complications and post-treatment discomfort, and were able to return to normal activities within a few days.
  As of September 1, 1997, over 750 patients affected with BPH have been treated with Urologix' Targis System in controlled clinical studies. The Company submitted results of its clinical studies to the United States Food and Drug Administration (the "FDA") in its premarket approval application ("PMA") in February 1997, and subsequently received FDA approval to market the Targis System in August 1997. The Company intends to begin marketing the Targis System in the United States in the fourth calendar quarter of 1997.

       The Company will market the Targis System in the United States with a direct sales force. Outside the United States, the Company markets the Targis System through two independent distributors. Boston Scientific Corporation
  (BSC), a worldwide developer, manufacturer and marketer of medical devices, markets the Targis System in all countries outside the U.S., except Japan. Nihon Kohden Corporation (NKC), a large Japanese medical device manufacturer and marketer, markets the Targis System in Japan.

  CAUTIONARY STATEMENT

       Statements included in this Annual Report on Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. These factors include (i) competition from other existing or new BPH treatments; (ii) the Company's ability to successfully market its product in the United States through sales representatives; (iii) the ability of the Company's distributors to successfully market and sell the Company's products in markets outside the United States; (iv) the Company's ability to successfully manufacture the Targis System in sufficient quantities to meet future demand for the products and; (v) the extent to which the physicians performing the Targis System procedures are able to obtain third party reimbursement.

  BENIGN PROSTATIC HYPERPLASIA ("BPH")

       BPH is a non-cancerous urological disease in which the prostate enlarges and constricts the urethra. Symptoms associated with BPH affect the quality of life of millions of sufferers worldwide and BPH can lead to irreversible bladder or kidney damage. The prostate is a walnut-size gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. The prostate produces seminal fluid and plays a key role in sperm preservation and transportation. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate that are located primarily lateral, medial and anterior to the urethra (the "transition zone") begin to grow at an increasing rate. As the transition zone of the prostate expands, it compresses or impinges other portions of the prostate gland and the urethra, thereby restricting the normal passage of urine. This restriction of the urethra may require a patient to exert excessive bladder pressure to begin urination. If the patient cannot generate sufficient force to adequately void urine from the bladder, the possibility of infection and bladder and kidney damage increases.

       The symptoms a patient experiences from BPH primarily relate to changes in urinary voiding and may have a significant impact on a patient's quality of life. These symptoms include:

       .    increased frequency of urination during  .  Stopping and starting of flow during
            the day and night                           urination
       .    sudden urgency to urinate                .  weak flow of urine
       .    difficulty in starting urination         .  sensation of incompleteness in emptying
                                                        of the bladder

       The American Urological Association ("AUA") has developed and statistically validated a system of evaluating and monitoring BPH symptom severity called the AUA Symptom Score. This score is composed of the sum of the patient's responses to seven questions generally relating to the symptoms described above. The patient ranks a symptom on a scale of 0-5, with 5 being most severe. The Agency for Health Care Policy and Research ("AHCPR") has recommended that patients with a total score of less than 8 should not be considered candidates for BPH treatment of any kind. A patient with a total score of 8 to 19 is considered to have moderate symptoms of BPH, and a patient with a total score of 20 or greater is classified as having severe symptoms. Other methods of diagnosing BPH and its severity include urinary flow rates (a ratio of the volume of urine voided to duration of voiding expressed in milliliters per second), pressure flow data (intravesical pressure required to urinate) and measurements of residual urine in the bladder after voiding.

       Evidence of BPH typically begins to appear in men in their 50s, and by age 70, the quality of life of most men is negatively affected by BPH symptoms. Medical sources estimate that the percentage of men suffering from symptoms of BPH is approximately 30% for men in their 50s and increases to more than 75% for men over age 80. The following chart sets forth the Company's estimates of the number of men, both in the United States and internationally, who suffer moderate to severe symptoms of BPH and reduced urine flow rates and the approximate number of men who elected to undergo treatment for their symptoms in 1996:

  MALE POPULATION                    UNITED STATES  OUTSIDE U.S. /(1)/     TOTAL
  ---------------                    -------------  ------------------     -----
  Over age 50                        31 million     90 million          121 million
  Moderate to severe BPH symptoms
     and reduced urine flow rates     6 million     17 million           23 million
  Treated for BPH                   1.7 million    1.7 million          3.4 million

  (1)  Represents only certain markets

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

       Drug Therapy

       Drug therapy for BPH has been available since the FDA approved marketing of three orally administered pharmaceutical products. Proscar(R) (sold by Merck & Co., Inc.) in 1992, Hytrin(R) (sold by Abbott Laboratories) in 1993, and Cardura(R) (sold by Pfizer Inc.) in 1995. Drug therapy was used by approximately 1.5 million men in the United States in 1996 for the treatment of BPH symptoms. The Company believes the dramatic acceptance of drug therapy in the short period since FDA approval is due to extensive drug company marketing, resulting in increased consumer awareness, and the desire of these consumers for effective treatments which have less severe complications and side effects than currently available surgical procedures. The annual cost of drug therapy is approximately $1,300 to $1,400 in the first year and approximately $750 to $1,000 per year thereafter. Drug therapy may require daily administration for the duration of the patient's life.

       Proscar is designed to treat BPH by shrinking the prostate. As much as six months of Proscar treatment may be necessary to determine efficacy and, after 12 months, at least 40% of patients taking Proscar do not experience an increase in urine flow rate or improved AUA symptom scores. Side effects for Proscar include impotence and decreased libido. Alpha blockers, such as Hytrin and Cardura, treat BPH by relaxing the muscles in the prostate and bladder neck to relieve urethral obstruction. While Hytrin and Cardura have demonstrated some ability to relieve a patient's BPH symptoms and improve urine flow rates, they still carry the potential for significant side effects such as dizziness, headache, asthenia and fatigue. An estimated 30% to 40% of those patients who initially pursue drug therapy discontinue treatment within 12 months due to various reasons including ineffectiveness, side effects and the burdens of compliance and cost.

       Surgical Treatments for BPH

       Surgical treatments for BPH typically use various means to completely remove the prostatic urethra along with a substantial portion of the diseased tissue within the prostate. Approximately 1.0 million prostatic surgeries were performed worldwide in 1996, of which 216,000 were performed in the United States. With an average hospitalization of 4.2 days, the reimbursement of a prostatic surgery ranges from approximately $7,000 to $12,000 in the United States. Because the average age of a patient undergoing prostatic surgery in the United States is 66, a primary payor for these surgeries is Medicare. The current average Medicare reimbursement for surgery and associated complications is approximately $8,600.

       The most common surgical procedure for the treatment of BPH is TURP, whereby a rigid instrument is inserted into the patient's urethra through which the surgeon passes an electrosurgical loop that is used to remove the urethra and the diseased tissue within the prostate. The TURP procedure requires general or spinal anesthesia and almost always requires post-treatment hospitalization, yet it has been the established standard for treating BPH since the 1930s. The Company estimates there were over 800,000 TURP's performed worldwide in 1995, making it the second most common surgical procedure performed on men over age 55. During the past several years, the number of TURPs performed worldwide has been decreasing, which the Company believes is due to increased awareness of the complications of surgery and the availability of drugs as an alternative treatment. While TURP results in a dramatic improvement in urine flow in 90% of the patients and a reduction in the AUA Symptom Score in 85% of the patients, a significant number of patients experience serious complications. Virtually all patients experience a burning sensation upon urination that lasts for up to three weeks following the procedure. Other complications, as reported by AHCPR, include retrograde ejaculation--the reverse flow of semen--(73.4% of patients), infection (15.5%), impotence (13.6%), excessive hemorrhaging requiring transfusion (12.5%) or immediate surgery to stop the bleeding (2.0%), long-term incontinence (3.1%) and urethral stricture (3.1%). In addition, approximately 1.5% of TURP patients die as a result of the procedure and related complications. The TURP procedure requires a highly skilled surgeon with extensive training, and the incidence of these complications may be affected by the experience of the surgeon performing the TURP. At least 10% of TURP patients develop BPH symptoms again and require retreatment within five years.

       Other surgical techniques have been developed in an attempt to address the complications and side effects of TURP. The three most prevalent procedures are: (i) transurethral incision of the prostate ("TUIP"); (ii) transurethral vaporization of the prostate ("TVP"); and (iii) laser assisted prostatectomy. TUIP is a surgical procedure performed under general or spinal anesthesia, whereby a surgical cutting tool is passed through a cystoscope in the urethra to make one or two incisions in the prostatic urethra near the bladder neck, thereby reducing urethral obstruction. TVP is a surgical procedure performed under general or spinal anesthesia, similar to a TURP, except the electrosurgical element is a tissue vaporizing cylinder or ball rather than a loop. TVP removes the prostatic urethra and vaporizes and coagulates prostatic tissue thereby widening the channel for urinary flow. Laser assisted prostatectomy includes two similar procedures-visual laser ablation of the prostate ("V-LAP") and contact laser ablation of the prostate ("C-LAP"), in which a laser fiber catheter is guided through a cystoscope and used to ablate and coagulate the prostatic urethra and prostatic tissue. While these alternative surgical treatments have been effective in reducing some side effects associated with a TURP, such as reduced risk of blood loss, they still remove the urethra, require general or regional anesthesia and are performed in an operating room.

       Less Invasive BPH Treatments

       In an effort to eliminate hospitalization and the complications arising from surgical treatments, several other technologies are under development for the treatment of BPH. Two of these technologies are interstitial radio frequency therapy ("RF"), which is being marketed in United States by VidaMed (see "Competition"), and interstitial laser therapy, which is in clinical trials and has not yet been commercialized in the United States for the treatment of BPH. In an interstitial therapy procedure, a rigid scope is inserted into the patient's urethra and either needle electrodes or laser fibers pierce the urethra and are advanced into the lobes of the prostate. RF or laser energy is delivered, causing necrosis of the surrounding tissues.
  Due to the limited amount of tissue necrosis caused by each electrode or laser fiber, multiple punctures of the urethra are required during this procedure to coagulate a sufficient amount of tissue. The Company believes these procedures require a well-trained and skilled physician to make judgments regarding the number and depth of punctures. These procedures are designed to be performed in approximately 30 to 45 minutes using local anesthesia. The Company believes, however, that intravenous sedation or regional anesthesia will be required in addition to local anesthesia in most patients due to the need to repeatedly puncture the urethra and manipulate the large rigid scope within the urethra. As a result, the Company believes that it will be difficult to consistently perform interstitial therapies in an office setting.

       Other technologies to treat BPH have been developed or are under various stages of development, including stents, dilatation balloons, transurethral and transrectal hyperthermia and high intensity focused ultrasound.

  THE UROLOGIX APPROACH

       The Targis System is a non-surgical, catheter-based technology to treat BPH. The Targis System utilizes a proprietary microwave technology delivered through a flexible catheter designed to preferentially heat the diseased area of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the pain sensitive urethral tissue. The Targis procedure does not require punctures or incisions, thereby leaving the urethra intact. As a result, the procedure can be performed without general or regional anesthesia or intravenous sedation. Consequently, the procedure has been, and is expected to be, performed in an office or outpatient setting and does not require an overnight hospital stay.

       The Company's clinical studies indicate that most patients who received the Targis procedure experienced a significant improvement in AUA Symptom Scores and urine flow rates, minimal complications and post-treatment discomfort, and were able to return to normal activities within a few days.

  TARGIS PRODUCT DESCRIPTION AND TECHNOLOGY

       The Company's Targis System consists of the Targis Control Unit and the Targis Procedure Kit, which includes the Targis Catheter, Cooling Bag and Rectal Thermosensing Unit ("RTU"). The Targis Control Unit contains the microwave generator, a solid-state refrigerant device, a circulation pump and electronic circuitry to monitor therapy. The Targis Control Unit supplies microwave energy and coolant to the Targis Catheter and collects and processes data from the Targis Catheter and the RTU. The Targis Catheter contains a microwave antenna for delivering microwave energy to the prostate and a thermosensor for monitoring the urethral temperature. The Coolant Bag holds the coolant that is circulated during therapy. The RTU monitors rectal temperatures. The Targis Catheter, Coolant Bag and RTU are single-use devices.

       In a Targis procedure, the Targis Catheter is inserted into the urethra and the RTU is inserted into the rectum. A cooling fluid is then circulated through the catheter. The coolant is designed to lower the temperature of the urethra to protect it from heat and discomfort. When the urethra is sufficiently cooled, the microwave energy is turned on. Temperatures in the urethra and rectum are monitored continuously to ensure that the appropriate level of energy is supplied. The targeted prostatic tissue that is sufficiently heated by the microwave energy is necrosed. Following treatment, a small catheter is inserted and the patient is released. The small catheter is typically left in place for two to four days to drain urine while swelling subsides. Following necrosis of the prostatic tissue, pressure on the urethra is decreased and BPH symptoms are reduced.

       The exposure time required to produce cell death decreases exponentially with increasing temperatures. Virtually all cells heated to above 45 C for one hour will die. As temperatures increase above 45 C, the time required for cell death decreases. The challenge to providing effective microwave therapy relates to producing and maintaining adequate temperature elevation in the diseased tissue while, at the same time, preventing excessive thermal exposure to the urethra and the rectum, as well as the internal and external urinary sphincters. Protection against injury to the rectum is particularly important, as serious complications could occur should the rectum be thermally damaged. Protection of the urethra is important because it decreases the pain associated with the procedure and shortens recovery time. In addition, protection of the internal and external urinary sphincters maintains urinary continence and may preserve ejaculatory function.

       Continuous energy delivery is required to most effectively necrose diseased tissue in the prostate and thereby relieve BPH symptoms. The prostate is highly vascularized and, in response to increased temperature, blood supply within the prostate is dramatically increased during therapy. This produces an efficient heat sink which reduces the temperature in the prostate beneath the temperature threshold required for cell death within only a few minutes after microwave energy is discontinued. In order to prevent damage to the rectum, FDA guidelines provide that rectal temperatures should not exceed 42.5 C. If this temperature is exceeded, microwave energy should be discontinued to allow the rectal temperature to decrease. Because of the time/temperature relationship to cell death, a decrease in temperature in the prostate below the threshold for cell death during the treatment has a diminished effect on treatment outcome.

       The Company's Targis System addresses these challenges through a unique integration of the following proprietary technologies.

       Transurethral Microwave Heating and Catheter Cooling

       A specially designed antenna within the Targis Catheter radiates microwave energy, at approximately 915 MHZ, preferentially into the prostatic tissue. The tissue absorbs this energy, and heat is inductively generated to increase tissue temperature above 45 C. Meanwhile, chilled water is circulated through outer channels in the catheter to draw heat away from the surface of the urethra, thereby cooling and protecting it from damage. This combination of inductive microwave heating and conductive urethral cooling results in a temperature pattern which varies in a predictable and controllable way within the prostate-starting relatively low at the urethral surface, increasing in temperature rapidly within the prostate and then decreasing toward the capsule at the perimeter of the gland. The Company's human clinical studies indicate that the Targis procedure produces and maintains an extensive zone within the prostate which exceeds 45 C and has consistently produced tissue necrosis in all patients evaluated. Because of urethral cooling, however, the temperature close to the urethra is only slightly elevated. The Targis System is designed to maintain urethral temperatures below 45 C during the Targis procedure, thus providing a crucial barrier to pain and allowing the procedure to be accomplished in an office or outpatient setting without the need for general or regional anesthesia or intravenous sedation. In addition, post-therapy recovery is improved as compared to existing surgical procedures because the urethra remains intact.

       Preferential Heating and Continuous Energy Delivery

       Because the rectum is located close to the prostate, some of the thermal energy from the heated prostate conducts into the rectal tissue. Serious complications could result from significant temperature increases to the rectal tissue; therefore, the prostate tissue closest to the rectum must be prevented from reaching temperatures, that could be damaging. The Company has a patented technology that enables the delivery of microwave energy in a radially preferential fashion. This is employed to direct a greater amount of energy toward the anterior and lateral regions of the prostate than toward the rectum. With the use of preferential heating, limitations on heat delivery into the prostate imposed by the proximity of the prostate to the rectum are minimized. The Company's Targis System is designed to continuously deliver greater amounts of energy to the diseased areas of the prostate, resulting in sustained higher temperatures in these areas, a larger area of cell death and thus a more effective treatment.

       The Targis System is designed to maintain rectal temperatures beneath the FDA's guideline of 42.5 C. Only on rare occasions in the Company's clinical trials has a patient's rectal temperature reached 42.5 C. In the event that this limit is reached, the Targis System is designed to automatically shut off microwave power until the rectal temperature returns to an acceptable level. Attempts by others to use microwave energy non-preferentially to heat the prostate have been hindered by frequent elevation of rectal temperatures which cause treatment to be temporarily suspended until rectal temperatures decrease.

       Impedance Matching and Heat Generation

       Transfer of microwave energy from the antenna in the Targis Catheter to the prostate tissue is affected by the balance between the electrical impedance of the antenna and the tissue surrounding it. Without adequate matching of the antenna to its environment, a large portion of the electrical energy can be reflected back through the antenna cable instead of being radiated to the prostate as intended. This can cause two compromising effects. The reflection of microwave energy can cause radiant emissions to occur along the transmission cable and could result in temperature elevation to areas outside the target tissue in the prostate. More importantly, a mismatched system can also cause resistive heating to occur. The resistive heat, which is generated by the antenna, does no useful work because it is absorbed by the cooling channels within the catheter. Such resistive heat diminishes the heat carrying capacity of the catheter. This can be important because changes to the temperature of the catheter's cooling fluid result in urethral temperature changes. The Targis System addresses these problems by diminishing the amount of energy reflected and therefore minimizing the radiation of energy in the prostate by matching the electrical impedance of the antenna with the surrounding tissue for each patient prior to treatment.

       Controlled Energy Delivery

       The Targis Catheter utilizes a helical shaped antenna, which produces an electrical field which is confined to a region of the prostate gland closely related to the antenna length. Beyond the antenna's boundaries, the electrical field strength drops rapidly, thus little induced heat is generated beyond the length of the antenna. Within its length, the field is generally uniform, resulting in very even heat induction along the antenna length. This ensures effective control over the zone of tissue damage and provides better assurance against injury to the internal or external urinary sphincters, which could affect ejaculation and urinary control.

  CLINICAL STATUS

       As of September 1, 1997, over 750 patients affected with BPH have been treated with the Targis System in controlled clinical studies. These patients have been treated at 20 clinical sites in the United States, Europe, Canada and South America. The primary end-points of the Company's clinical trials have focused on reducing the patient's AUA Symptom Scores, increasing flow rate during urination and improving the patient's quality of life. Data are collected at the following time points: initial pre-treatment, six weeks post-treatment, three months post-treatment, six months post-treatment, nine months post-treatment (AUA & quality of life questionnaire only), one year post-treatment, 18 months post-treatment, two years post-treatment, and three years post-treatment. The clinical results discussed below reflect the data from patients treated with the Targis System in the international and United States clinical studies combined. Results in the areas of AUA Symptom Score reduction, increase in peak flow rates and improvement in quality of life are statistically significant. However, there can be no assurance that future clinical results will be consistent with those achieved to date.

       The combined results of the Company's clinical trials indicate that the Targis System decreases the symptoms of BPH as measured by the AUA Symptom Score and increases urinary flow rates as compared to patients' pre-treatment scores, and to a control group of patients who received a "sham" treatment. These clinical results are statistically significant and, based on patients for whom the Company has received three-year follow-up data, appear to continue for at least three years post-treatment.

       The Company's clinical results also indicate minimal complications resulting from Targis treatments. Of the patients from whom the Company has received follow up data, no patient needed an anesthetist or anesthesia services during the treatment, and 88% of the patients spent one day or less in bed following the Targis treatment. Of these patients, there were no cases of long-term incontinence, impotence or significant bleeding resulting from the Targis procedure. Twelve percent of patients experienced urinary retention, which required catherization for more than one week. All of these cases were resolved within 30 days. Additionally, 6% of the patients experienced an episode of urinary tract infection which was treated and resolved with routine antibiotic therapy, less than one percent experienced urethral stricture requring intervention. Other minor complications, including epididymitis -3%, transient urinary incontinence -3% and loss of ejaculate -3%.


  PATENTS AND PROPRIETARY RIGHTS

            The Company has aggressively pursued protection of its intellectual property. The Company has been issued twelve patents and has twenty patent applications pending in the United States. The Company also has applied for patent coverage in a number of foreign jurisdictions. The Company has either filed or is preparing to file international applications under the Patent Cooperation Treaty ("PCT") for qualifying United States applications and is now pursuing the national phase in the first four applications.

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

       There can be no assurance, however, that these patents, or any patents that may be issued as a result of existing or future applications, will offer any degree of protection from competitors. There can be no assurance that any of the Company's patents or applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its Targis System in the United States or in international markets. In addition, there can be no assurance the Company's Targis System does not infringe upon the patent rights or other intellectual property rights of other companies, that the Company will not be required to seek licenses from other companies or that other companies will not pursue claims of infringement against the Company.

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

       In August, 1996, the Company entered into a non-exclusive, worldwide patent license agreement with EDAP International, S.A., a French corporation, and its subsidiary, Technomed Medical Systems S.A. (collectively referred to as "EDAP") for certain EDAP patents relating to the microwave treatment of BPH. Concurrently with the execution of the Company's agreement with EDAP, the Company's principal international distributor, Boston Scientific, Corporation entered into a similar license agreement with EDAP.

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

  THIRD PARTY REIMBURSEMENT

       The Company believes that third party reimbursement will be essential to commercial acceptance of the Targis procedure, and that overall cost effectiveness and physician advocacy will be keys to obtaining such reimbursement. The Company believes that the Targis procedure can be performed for substantially lower total cost than surgical treatments for BPH or continuous drug therapy. Consequently, the Company believes that third party payors seeking procedures that provide quality clinical outcomes at lower cost will help drive acceptance of the Targis procedure.

       The Company's strategy for obtaining reimbursement in the United States is to obtain appropriate reimbursement codes and perform outcome studies in conjunction with clinical studies to establish the efficacy and cost effectiveness of the Targis procedure as compared to surgical and drug treatments for BPH. The Company plans to use this information when approaching health care payors to obtain reimbursement authorizations. The Company also plans to work closely with the urological community to establish an attractive relative value and reimbursement level for the Targis procedure.

       With the increasing use of managed care and capitation as a means to control health care costs in the United States, the Company believes that urologists may view the Targis System as a tool to efficaciously treat BPH patients at a lower total cost, thus providing them with a competitive advantage when negotiating managed care and capitated contracts. This is especially important in the United States, where an increasing portion of the aging Medicare population is moving into a managed care system.

       Physicians using the Company's Targis System to treat BPH in the United States will submit insurance claims for reimbursement for the procedure to third party payors, such as Medicare carriers, Medicaid carriers, Health Maintenance Organizations ("HMOs"), and private insurers. The American Medical Association's CPT Editorial Review Board approved the addition of a CPT code for physicians to use when submitting claims for performing transurethral microwave therapy in November 1996, and recommended a work value for the CPT code in February 1997. This code is expected to be published in the 1998 CPT book.

       In the United States and in international markets, third party reimbursement is generally available for existing therapies used to treat BPH. The availability and level of reimbursement from such payors for the use of the Company's Targis System will be a significant factor in the Company's ability to commercialize its Targis System. For patients covered by Medicare, coverage of Targis procedures will be determined either by local Medicare carriers or by a national coverage determination of the United States Health Care Financing Administration ("HCFA"), which establishes national coverage policies for Medicare carriers, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to specific procedures. Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon "usual and customary" fees, and reimbursement experience with a particular third party payor does not reflect a formal reimbursement determination by the third party payor. There can be no assurance that the Company will receive favorable coding, coverage and reimbursement determinations for its Targis System from Medicare and other payors or that amounts reimbursed to physicians for performing a Targis procedure will be sufficient to encourage physicians to use the Company's Targis System.

       Internationally, reimbursement approvals for the Targis procedure will be sought on an individual country basis. Some countries currently have established reimbursement authorizations for transurethral microwave therapy. Clinical studies and physician advocacy will be used to support reimbursement requests in countries where there is currently no reimbursement for such procedures.

  SALES AND MARKETING

       The Company's marketing strategy includes (i) conducting and reporting the results of controlled clinical studies of the Targis System with leading clinical investigators around the world, (ii) demonstrating to healthcare reimbursers the cost effectiveness of the Targis System, and (iii) educating urologists and BPH patients on the safety, efficacy and other benefits of the Targis System.

       In the United States, the Company will sell its Targis System through a direct sales force upon the launch of the product in the second fiscal quarter of 1998. The Company is currently hiring and training its sales force in preparation of the product launch. Of the over 7,500 urologists in the United States, the Company intends to target urologists that practice in high-volume prostate treatment groups and urologists that are opinion-leaders in BPH treatment methods. The Company believes that the demographics of urologists and their practices in the United States will allow for an effective direct selling strategy.

       The Company distributes the Targis System internationally through two distributors: Boston Scientific Corporation (BSC) for all countries other than Japan, and Nihon Kohden Corporation (NKC) for Japan.

       In connection with an equity investment in the Company, the Company granted to NKC exclusive distribution rights in Japan. The distribution agreement between the Company and NKC provides that NKC will obtain, at its own expense, all registrations, licenses and approvals required for the import, sale and distribution of the Targis System in Japan, including the approval of the Japanese Ministry of Health and Welfare and reimbursements approvals. The agreement terminates on March 31, 2000, unless renewed for additional five-year periods upon the agreement of both parties. In
  February 1997, NKC received regulatory approval from the Japanese Ministry of Health and Welfare.

       In 1996, the Company entered into an international distribution agreement with BSC. Under the agreement, BSC was granted exclusive distribution rights for the Company's Targis System in all countries outside the United States, and Japan for a period of five years. Under the agreement, BSC agreed to purchase certain minimum numbers of the Company's control units and procedure kits. Prior to entering into the international distribution agreement, BSC made equity investments in the Company.

  MANUFACTURING

       The Company's Targis System consists of the Targis Control Unit and the Targis Procedure Kit, which includes the Targis Catheter, Cooling Bag and Rectal Thermosensing Unit. The Targis Control Unit is currently manufactured by SeaMED Corporation of Seattle, Washington ("SeaMED") to the Company's specifications under a supply agreement that expires in December 1998.
  SeaMED, a contract manufacturer for various medical device companies, has a manufacturing facility in which it produces Class III medical devices. Currently, the Company manufactures a key component of the Targis Control Unit, the microwave generator, and provides it to SeaMED for incorporation into the final Targis Control Unit. Although the Company expects that SeaMED will be able to adequately meet demand for the Targis Control Unit on a timely basis for the foreseeable future, there can be no assurance that this will be the case.

       The Targis Procedure Kits are assembled by the Company, using materials and components supplied to the Company by various subcontractors and suppliers. Several of the components are currently available to the Company through only one vendor. Wherever possible and practical, the Company intends to develop alternative sources for every critical component. Where alternative sourcing is not possible, the Company intends to enter into supply agreements with each component provider. Nevertheless, failure to obtain components from such providers or delays associated with any future component shortages, particularly as the Company scales up its manufacturing activities in preparation for commercial distribution of the Targis System in the United States, could have a material adverse effect on the Company's business, financial condition and results of operations.

       In addition, the Company's manufacturing operations must comply with the FDA's Good Manufacturing Practices ("GMP") regulations, which establish requirements for assuring quality by controlling components, processes and document traceability and retention, among other things. The Company's facilities will also be subject to unscheduled inspections by the FDA. Certain requirements of state, local and foreign governments must also be complied with in the manufacture of the Company's products. The Company believes that its manufacturing and quality control procedures meet the requirements of these regulations. See "--Government Regulation."

       The Company has received ISO 9001 certification indicating compliance of the Company's manufacturing facilities with European standards for quality assurance and manufacturing process control. The Company has also received CE mark certification which allows it to affix the CE Mark to its product and market it in the European Union. See "--Government Regulation-- International."

  RESEARCH AND DEVELOPMENT

       The Company's research and development efforts are currently focused on improving the function and features of the Targis System, reducing the production cost of the components in the Targis System and investigating other applications for its technologies. This effort includes development of enhanced components of the Targis Procedure Kit.

       During the fiscal years ended June 30, 1995, 1996 and 1997 the Company spent $4.1 million, $4.8 million, and $5.0 million respectively, in its research and development efforts. As of September 1, 1997, the Company employed 12 individuals in its research and development department.

       The Company intends to build upon its clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. The Company also believes that its core technologies may have other medical applications, notably for urologic malignancies and cardiovascular disease.

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

       The primary manufacturer of equipment used in the TURP procedure is ValleyLab, a subsidiary of Pfizer, Inc. In addition, Trimedyne, Inc., C.R. Bard, Inc., Coherent, Inc., Surgical Laser Technologies, Inc., Circon Corporation, Richard Wolf GmbH, Karl Storz GmbH & Company and ProSurg Inc. all manufacture equipment used in alternative surgical procedures. Drugs for the treatment of BPH are marketed by Abbott Laboratories, Inc. (Hytrin(R)), Merck & Co. (Proscar(R)) and Pfizer, Inc. (Cardura(R)). Companies that are investigating less invasive interstitial therapies include Johnson & Johnson, Inc., Dornier Medical Systems, Inc., Diomed Ltd., VidaMed, Inc. and U.S. Surgical, Inc. Other companies developing less invasive microwave thermotherapy systems for the treatment of BPH include EDAP Technomed, Inc., BSD Medical Corporation and Dornier Medical Systems, Inc. The Company is aware of additional companies that are developing technologies for the treatment of BPH, including Boston Scientific Corporation, InStent Inc. (a subsidiary of Medtronic Inc.), Argomed, Inc., Thermal Therapeutics, Inc. and FOCUS Surgery, Inc. These technologies include stents, dilatation balloons, transurethral and transrectal hyperthermia and high intensity focused ultrasound.

       In May 1996, the FDA granted approval to EDAP Technomed, Inc. to sell its Prostatron in the United States for the treatment of symptoms of BPH. The Company believes the primary differences between the Company's Targis System and the Prostatron manufactured by EDAP Technomed, Inc. are that the Company's Targis System employs a different microwave frequency, employs proprietary preferential heating to target energy away from the rectum and employs impedance matching to maximize energy delivery to the diseased prostatic tissue. In addition, the Company's Targis System is substantially smaller than the Prostatron and is more easily transportable.

       In October 1996, the FDA granted approval to VidaMed, Inc. to sell its TUNA System in the United States for the treatment of symptoms of BPH. See ("BPH Treatments and Their Limitations- Less Invasive BPH Treatments"). Any product developed by the Company that gains regulatory approval would have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company expects that competition in the BPH field will also be based, among other things, on the ability of the therapy to provide safe, effective and lasting treatment, cost effectiveness of the therapy, physician, health care payor and patient acceptance of the procedure, patent position, marketing and sales capability, and third party reimbursement policies.

  GOVERNMENT REGULATION

       United States

       Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's Targis System and in the Company's ongoing manufacturing and research and development activities. The Company and the Targis System are regulated in the United States by the FDA under a number of statutes including the Federal Food, Drug and Cosmetic Act ("FDC Act"). Pursuant to the FDC Act, the FDA regulates the pre-clinical and clinical testing, manufacturing, labeling, distribution, sale, marketing, advertising and promotion of medical devices in the United States. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, distribution, sales and marketing, suspension or withdrawal of existing product approvals or clearances, refusals to approve or clear new applications or notices and criminal prosecution of a company and its officers and employees.

       Prior to commercial sale in the United States, most medical devices, including the Company's products, must be cleared or approved by the FDA. In general, the regulatory process can be lengthy, expensive and uncertain, and securing FDA clearances or approvals may require the submission of extensive clinical data together with other supporting information to the FDA. Medical devices such as the Targis System are classified into one of three classes, Class I, II or III, on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices are those whose safety and effectiveness can be ensured through general controls, such as labeling, premarket notification (known as "510(k)") and adherence to FDA-mandated GMP. Class II devices are those whose safety and effectiveness can reasonably be ensured through general controls plus the use of "special controls," such as performance standards, post-market surveillance, patient registries and FDA guidelines. Generally, Class III devices are those that must receive approval of a PMA by the FDA to ensure their safety and effectiveness. They are generally life-sustaining, life-supporting or implantable devices and also include most devices that were not on the market before May 28, 1976 ("new devices") and for which the FDA has not made a finding of "substantial equivalence" based upon a 510(k).

       Before a new device may be introduced to the market, the manufacturer generally must obtain FDA clearance of a 510(k) or approval of a PMA. Following submission of the 510(k), the manufacturer may not market the new device until an order is issued by the FDA finding the device to be "substantially equivalent" to a legally marketed medical device, i.e., a legally marketed Class I or Class II medical device or a legally marketed Class III medical device that does not itself require premarket approval ("predicate device"). The FDA has no specific time limit by which it must respond to a 510(k). It generally takes from three to twelve months from the date of submission for the FDA to respond to a 510(k) application depending on the complexity of the technology and the level of review the FDA employs for evaluating the 510(k), but it may take longer. The FDA may determine that the proposed device is not substantially equivalent, or that additional clinical or other data are needed before a substantial equivalence determination can be made.

       If a new device is not found to be substantially equivalent to a legally marketed predicate device, a PMA must be filed with and approved by the FDA before the product may be marketed. The PMA process is significantly more complex than the 510(k) process. The PMA process ordinarily requires the performance of at least two independent, statistically significant clinical studies that must demonstrate the safety and effectiveness of the device in order to obtain FDA approval of the PMA. The PMA process is expensive and often lengthy, typically requiring several years, and may never result in approval. If the device presents a "significant risk," the manufacturer or the distributor of the device must obtain approval of an IDE from the FDA prior to commencing human clinical trials in support of the PMA. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA (or the FDA does not notify the sponsor 30 days after receipt of the application that the trials may not begin) and one or more appropriate institutional review boards approves the study protocol, clinical trials may begin at a specified number of investigational sites with a specific number of patients, as approved by the FDA. The FDA has the authority to re-evaluate, alter, suspend or terminate clinical testing based on its assessment of data collected throughout the trials. An IDE supplement must be submitted to, and approved by, the FDA (or the FDA does not notify the sponsor 30 days after receipt of the supplement that the change may not be implemented) before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. Sponsors of clinical trials are permitted under FDA regulations to sell the devices distributed in the course of the clinical study, provided that such compensation does not exceed recovery of the costs of manufacturing, research, development and handling.

       In 1993, the FDA issued a policy statement indicating that medical devices seeking to be labeled for use in treatment of BPH would be classified as Class III devices which will require FDA approval of a PMA before marketing may begin. The FDA approved the PMA for the Targis System by a letter (order) dated August 22, 1997. As approved, the Targis System is indicated to relieve symptoms associated with BPH in men with prostatic lengths of 30 to 50 millimeters. The FDA made the Targis System a restricted devise which means that its labeling specifies requirements for the training of physicians who may use the device and that the FDA has greater control over advertising for the Targis System. The FDA imposed a number of postapproval requirements, including a study to collect 5-year follow-up data to evaluate the long-term effects of the Targis System treatment in at least 100 patients. This postapproval study must assess the rates of adverse events that occurred during the 5-year follow-up period , as well as the rate of repeat and alternative treatments that were administered. Once it is marketed, the Targis System will be subject to continual FDA and other regulatory agency review and regulation. Subsequent discovery of previously unknown problems or failure to comply with applicable requirements can result in severe administrative, civil, and criminal sanctions.

       The FDA's regulations require agency approval of a PMA supplement for certain changes if they affect the safety and effectiveness of the device. Such changes include but are not limited to: new indications for use; the use of a different facility or establishment to manufacture, process or package the device; changes in manufacturing methods or quality control systems; changes in vendors used to supply components of the device; changes in performance or design specifications, and certain labeling changes. Any such changes will require FDA approval of a PMA supplement before marketing. There can be no assurance that the required approvals of PMA supplements for any changes to the Targis System will be granted on a timely basis or at all, and delays in receipt of, or failure to receive such approvals, or the loss of the approval of the PMA for the Targis System, would have a material adverse effect on the business, financial condition and results of operations of the Company.

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

       Advertising and promotional activities are subject to regulation by the FDA and, in certain instances, by the Federal Trade Commission. Other applicable requirements include the FDA's medical device reporting regulations, which require that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Failure to meet these extensive FDA requirements could subject the Company and/or its officers or employees to injunction, prosecution, civil fines, seizure or recall of products, prohibition of manufacturing, distribution, sales or marketing or suspension or withdrawal of any previously granted approvals.

       The FDC Act regulates the Company's quality control and manufacturing procedures by requiring the Company to demonstrate and maintain compliance with quality system including GMP requirements as specified in the FDA device quality system ("QS") regulation. This regulation requires, among other things, that (i) the manufacturing process be regulated, controlled, and documented by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The regulation also requires investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. In addition, the QS regulation requires preproduction design controls, purchasing controls and maintenance of service records, except that FDA has stated that as long as manufacturers are taking reasonable steps to come into compliance with the design control requirements, the FDA will not initiate action (including enforcement cases) based on a failure to comply with these requirements before June 1, 1998. The QS regulation is expected to increase the cost of complying with the FDA GMP and related requirements. The FDA monitors compliance with QS including GMP requirements by conducting periodic unannounced inspections of manufacturing facilities. If violations of the applicable regulations are noted during FDA inspections of manufacturing facilities, the FDA or the government through court enforcement action can prohibit further manufacturing, distribution, sale and marketing of the device until the violations are cured, and in that circumstance the continued marketing of the Company's products would be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. Their can be no assurance that future changes in regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

     International

     Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Exportation of a device that complies with FDA requirements for commercial distribution in the United States is not subject to any FDA export permit requirement so long as the device is exported for the indication(s) for which commercial distribution in the United States is lawful under the FDA Act. Exportation of devices that are subject to PMA or IDE requirements and that have not received FDA marketing approval generally may be subject to FDA export permit requirements under the FDC Act depending upon, among other things, the purpose of the export (investigational or commercial), the country to which the device is intended for export, and on whether the device has valid marketing authorization in a country listed in the FDA Export Reform and Enhancement Act of 1996. In order to obtain such a permit, when required, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit.

     Although the Company has met the necessary registration requirements in the European Union, Japan and Canada to commercialize the Targis System in these countries, the Company's Targis System has not been approved for commercial sale in any other jurisdiction outside the United States. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company has implemented ISO 9001, a certification showing that the Company's procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. The ISO 9001 certification, along with the European Medical Device Directive ("MDD") certification, received in early fiscal 1997, evidences compliance with the requirements and enables the Company to affix the CE Mark to its current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all EU countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. There can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in other foreign countries.

     The Company's distributor in Japan, NKC, is responsible for obtaining regulatory and reimbursement approvals for the Targis System in Japan. In February 1997, NKC received regulatory approval from the Japanese Ministry of Health and Welfare.

PRODUCT LIABILITY AND INSURANCE

     The business of the Company entails the risk of product liability claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains product liability insurance with coverage of $1.0 million per occurrence and an annual aggregate maximum of $2.0 million. The Company also carries a $10.0 million umbrella insurance policy. The Company evaluates it insurance requirements on an ongoing basis. There can be no assurance that product liability claims will be covered by such insurance, will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms or at all.

  EMPLOYEES

       As of September 1, 1997, the Company employed 87 individuals on a full-time basis. The Company also has several part-time employees and consultants. The Company believes that it has been successful in attracting experienced and capable personnel, although there can be no assurance that the Company will continue to attract and retain qualified personnel. None of the Company's employees is covered under a collective bargaining agreement. The Company considers relations with its employees to be good.

  BACKLOG

       Although the Company has received orders for future delivery of its products at September 1, 1997, the Company did not have a significant backlog.


  ITEM 2.  PROPERTIES
  -------  ----------

       The Company leases approximately 20,000 square feet of office, manufacturing and warehouse space in a suburb of Minneapolis, Minnesota. The lease expiration date is March 31, 2002. The Company has exercised an option to acquire additional space at the same location. The Company believes its facilities will be sufficient to meet the Company's current requirements and that additional space at or near the current location will be available at a reasonable cost if such space is required in the future.

  ITEM 3.  LEGAL PROCEEDINGS
  -------  -----------------

       On July 30, 1996, the Company filed a lawsuit under seal in United States District Court for the District of Minnesota against BSD Medical Corporation, a Delaware corporation, to enforce the terms of a settlement agreement, which includes a patent license, between the Company and BSD Medical Corporation. The Company's suit requests that the court enforce the agreement and enter a declaratory judgment stating that the settlement agreement remains in effect. BSD Medical Corporation subsequently filed an answer and counterclaim alleging that the license agreement was properly terminated and is seeking relief against the Company. The Formal Discovery period in the lawsuit has closed and the case is set for trial no later than April 1998.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  -------  ---------------------------------------------------

       Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
-------  --------------------------------------------------------------------
         MATTERS
         -------

     The Company completed a public offering of its Common Stock on May 30, 1996 and its shares are publicly traded on the Nasdaq Stock Market under the symbol ULGX. The following table sets forth high and low last sales prices of the Company's Common Stock for the quarters completed subsequent to the Company's initial public offering:

                                           Quarter
          Fiscal Year          First   Second   Third   Fourth
          -----------          ------  ------  -------  ------
          1996        High         --      --     --      17
                      Low          --      --     --      10
          1997        High         10  13 1/4     19      18
                      Low      15 3/4  16 1/2     15      12

On September 11, 1997, the Company had 228 shareholders of record. The Company has never paid cash dividends on its Common Stock. The Board of Directors of the Company currently intends to retain any and all income for use in the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

                                                               YEARS ENDED JUNE 30,
                                              ---------------------------------------------------
                                                1993      1994      1995       1996       1997
                                              ---------------------------------------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Sales..................................       $   164   $     9   $    489   $    362   $  5,504
Cost of goods sold.....................           254       179        785      1,177      4,866
                                              ---------------------------------------------------
 Gross profit (loss)...................           (90)     (170)      (296)      (815)       638

Costs and expenses:
 Research and development..............         1,478     1,598      4,099      4,811      5,049
 Sales and marketing...................            22       124        477      1,007      3,430
 General and administrative............           468       677        884      1,192      2,226
Total costs and expenses...............         1,968     2,399      5,460      7,010     10,705
                                              ---------------------------------------------------
Operating loss.........................        (2,058)   (2,569)    (5,756)    (7,825)   (10,067)
Interest income, net...................            61        44        329        232      1,833
                                              ---------------------------------------------------
Net loss...............................       $(1,997)  $(2,525)  $ (5,427)  $ (7,593)  $ (8,234)
                                              ===================================================

Net loss per common share..............        $(0.65)   $(0.69)    $(0.91)    $(1.22)    $(0.90)
Shares used in computing net
 loss per share(1).....................         3,093     3,646      5,996      6,235      9,173

                                                                    JUNE 30,
-------------------------------------------------------------------------------------------------
                                                1993      1994       1995       1996       1997
-------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:                                              (IN THOUSANDS)
Cash, cash equivalents and
 available-for-sale securities.........        $ 2,004   $ 9,093   $  3,571   $ 40,844   $ 26,101
Working capital........................          1,930     8,897      3,372     39,940     27,013
Total assets...........................          2,487     9,801      4,876     42,368     35,582
Total liabilities......................            422       408        899      1,780      3,185
Accumulated deficit....................         (2,989)   (5,514)   (10,940)   (18,534)   (26,767)
Total shareholders' equity.............        $ 2,065   $ 9,393   $  3,977   $ 40,588   $ 32,397

______________________

(1)  Restated to reflect impact of preferred shares conversion to common shares.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

OVERVIEW

Urologix, Inc., incorporated in May 1991, has been engaged primarily in developing its proprietary Targis System to treat BPH; conducting clinical trials for the Targis System; seeking various regulatory approvals necessary to market the Targis System; and producing Targis system components in order to supply the Company's international distributors. These efforts resulted in the Company obtaining the regulatory approvals necessary to market the Targis System in Canada, Japan and the 18 European Union countries in fiscal year 1997. In August 1997 the Company also received United States Food and Drug Administration
(FDA) approval to market the Targis System in the U.S. and intends to launch the Targis System in the U.S. in the second fiscal quarter of 1998. The Company's Targis System consists of a control unit and a procedure kit, which includes the microwave delivery system incorporated in a catheter, a cooling bag and rectal thermosensing unit. The Company's revenues to date consist primarily of Targis System sales to its two international distributors. The Company intends to continue conducting clinical trials and developing its proprietary technologies.

The Company intends to market the Targis System through a direct sales force in the U.S. Internationally, the Company markets the Targis System through two distributors. Boston Scientific Corporation, a worldwide developer, manufacturer and marketer of medical devices, has exclusive distribution rights for the Targis System in all countries outside the U.S., except Japan. Nihon Kohden Corporation, a large medical device company in Japan, has exclusive distribution rights in Japan for the Targis System.

Since inception, the Company has experienced operating losses and anticipates that its operating losses will continue for the foreseeable future. Expenditures will be primarily related to the Targis System market introduction in the U.S., scale-up of commercial manufacturing, clinical trials and research and development activities.

The Company expects sales of the Targis System to account for all of its revenues for the foreseeable future. The Company intends to offer urologists the option to purchase, lease or rent the Targis System control unit. The leases will either be offered under a third-party leasing arrangement or directly from the Company. Revenues from the sale of Targis System control units and disposable procedure kits will be recognized upon shipment.


RESULTS OF OPERATIONS

Fiscal Years Ended June 30, 1997 and 1996

Sales increased to $5.5 million in fiscal year 1997 from $362,000 in fiscal year 1996 due to sales of the Targis System to the Company's international distributors as a result of marketing approvals obtained during fiscal 1997 in the European Union and Japan. As a result of U.S. FDA marketing approval of the Targis System in August 1997, the Company expects sales to increase in fiscal 1998.

Cost of goods sold includes costs incurred in connection with the production of Targis systems, including manufacturing and quality assurance overhead. Costs of goods sold increased to $4.9 million in fiscal year 1997 from $1.2 million in fiscal year 1996 due primarily to the increase in sales of the Targis System. The Company expects further increases in cost of goods sold as sales increase and production capacity is increased in anticipation of the U.S. launch of the Targis System. If sales of the Targis System increase, the Company expects costs of goods sold, as a percent of sales, to decrease due to efficiencies obtained from higher production volumes.

Research and development expenses include those costs associated with the development and protection of the Company's Targis System intellectual property, treatment of patients participating in clinical trials and the accumulation of outcome data to substantiate clinical results. These costs increased slightly in fiscal 1997 over fiscal 1996 due primarily to costs associated with the filing of the Targis System pre-market approval application (PMA) with the FDA and clinical studies conducted to document the safety and efficacy of the Targis System.

Research and development expenses are expected to increase in fiscal 1998 due to continuing clinical study expenses and product development projects to further develop the Company's technologies.

Sales and marketing expenses increased to $3.4 million in fiscal 1997 from $1.0 million in fiscal 1996, due primarily to costs associated with the marketing launch of the Targis System in Europe and Japan and preparation for the U.S. marketing launch. Preparations included the hiring of sales and marketing management, preparation of promotional materials, recruiting for field sales representatives and efforts related to obtaining medical reimbursement for the Targis System. The Company expects sales and marketing expenses to increase significantly as it prepares to commercially launch the Targis System in the U.
S. and continues supporting its international distributors sales efforts.

General and administrative expenses increased to $2.2 million in fiscal 1997 from $1.2 million in fiscal 1996 due to administrative costs associated with an increase in employees in connection with the Company's growth and commencement of sales activities, and costs related to the Company's external reporting obligations as a public company.

Interest income increased significantly during fiscal year 1997, due primarily to income from the investment of proceeds from the Company's initial public offering, completed in June 1996.


Fiscal Years Ended June 30, 1996 and 1995

Sales decreased to $362,000 in fiscal 1996, from $489,000 in fiscal 1995, due primarily to a higher number of Targis control units being placed in clinical sites and reimbursed in 1995 than in 1996.

Cost of goods sold increased to $1.2 million for fiscal 1996 from $785,000 for fiscal 1995 due to increased production levels, expansion costs incurred in preparation for commercial sales of the Targis System and costs related to bringing the Company's manufacturing process into compliance with ISO 9001 standards.

Research and development expenses increased to $4.8 million for fiscal 1996 from $4.1 million in fiscal 1995. The increase was the result of several factors, including increased contract development expenditures to upgrade the Targis System to its latest generation; higher employee compensation due to the addition of technical and supervisory personnel, an increase worldwide in the number of patients treated; and additional submissions to the FDA of certain Targis System Investigational Device Exemption ("IDE") supplements.

Sales and marketing expenses increased to $1.0 million for fiscal 1996 from $477,000 for fiscal 1995, due primarily to the establishment of a sales office in the United Kingdom during the latter part of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of the Targis System to its distributors. Through June 30, 1997, the Company had received approximately $59.0 million in net proceeds from equity financings. During fiscal 1997, the Company used approximately $11.5 million of cash for operating activities and property and equipment purchases funded primarily by proceeds from the sale of available-for-sale securities. As of June 30, 1997, the Company had total cash, cash equivalents and available-for-sale securities of $26.1 million, and working capital of $27 million.

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

The Company expects to continue to incur additional losses, and will require additional working capital, as it incurs substantial expenses related to the Targis System market introduction in the U.S., scale-up of commercial manufacturing, clinical trials and research and development activities. In addition, should the Company choose to rent, or become the lessor of Targis System control units, substantial capital could be required to finance the lease or rental arrangements. Although the Company may finance part or all of the capital requirements associated with these leasing arrangements through equipment financing with a commercial lender, the Company has not yet obtained a commitment for such equipment financing. Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 12 months, there can be no assurance that the Company will not require additional financing within that time frame. Any additional required financing may not be available to the Company on satisfactory terms, if at all.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

  The following financial statements are included in the Form 10-K.

                                                                                         Page
                                                                                         ----
     Report of Independent Public Accountants.........................................
     Balance Sheets as of June 30, 1997 and 1996......................................
     Statements of Operations for years ended June 30, 1997, 1996 and 1995............
     Statements of Shareholders' Equity for years ended June 30, 1995, 1996 and 1997..
     Statements of Cash Flows for years ended June 30, 1997, 1996 and 1995............
     Notes to Financial Statements....................................................

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (a Minnesota corporation) as of June 30, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
August 8, 1997

                                 UROLOGIX, INC.
                                 Balance Sheets
                                 As of June 30

                                                                             1997                   1996
                                                                         ------------           ------------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $    275,571           $     65,042
  Available-for-sale securities                                            25,825,238             40,779,176
  Accounts receivable                                                       1,272,994                 35,066
  Inventories                                                               2,119,373                415,920
  Prepaids and other current assets                                           667,593                365,976
                                                                         ------------           ------------
          Total current assets                                             30,160,769             41,661,180
                                                                         ------------           ------------
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                      539,039                 79,721
  Machinery, equipment and furniture                                        2,141,622                699,694
  Less- Accumulated depreciation and amortization                            (832,604)              (401,381)
                                                                         ------------           ------------
          Property and equipment, net                                       1,848,057                378,034
OTHER ASSETS                                                                3,573,261                328,641
                                                                         ------------           ------------
                                                                         $ 35,582,087           $ 42,367,855
                                                                         ============           ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capitalized lease obligations                    $     19,531           $     17,926
  Accounts payable                                                          2,087,443                845,566
  Accrued liabilities                                                       1,040,345                858,158
                                                                         ------------           ------------
          Total current liabilities                                         3,147,319              1,721,650
CAPITALIZED LEASE OBLIGATIONS, less current maturities                         37,725                 57,868
                                                                         ------------           ------------
          Total liabilities                                                 3,185,044              1,779,518
                                                                         ------------           ------------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY (Note 4):
  Undesignated stock, 5,000,000 shares authorized; none issued or
    outstanding                                                                     -                      -
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 9,256,593 and 9,128,432 shares issued and outstanding          92,566                 91,284
Additional paid-in capital                                                 59,131,097             59,030,559
Accumulated deficit                                                       (26,767,362)           (18,533,506)
Net unrealized losses on investments                                          (59,258)                     -
                                                                         ------------           ------------
Total shareholders' equity                                                 32,397,043             40,588,337
                                                                         ------------           ------------
                                                                         $ 35,582,087           $ 42,367,855
                                                                         ============           ============

  The accompanying notes to financial statements are an integral part of these balance sheets.

                                UROLOGIX, INC.

                           Statements of Operations

                                                                                    For the Years Ended June 30
                                                                          ----------------------------------------------
                                                                              1997             1996             1995
                                                                          -------------    -------------    ------------
SALES                                                                      $  5,503,800      $   362,118     $   489,350
COST OF GOODS SOLD                                                            4,866,082        1,177,455         785,298
                                                                          -------------    -------------    ------------
          Gross profit (loss)                                                   637,718         (815,337)       (295,948)
COSTS AND EXPENSES:                                                       -------------    -------------    ------------
  Research and development                                                    5,048,917        4,811,165       4,099,070
  Sales and marketing                                                         3,429,443        1,006,544         477,380
  General and administrative                                                  2,226,012        1,191,518         883,409
                                                                          -------------    -------------    ------------
          Total costs and expenses                                           10,704,372        7,009,227       5,459,859
                                                                          -------------    -------------    ------------
OPERATING LOSS                                                              (10,066,654)      (7,824,564)     (5,755,807)
INTEREST INCOME, net                                                          1,832,798          231,252         329,060
                                                                          -------------    -------------    ------------
NET LOSS                                                                   $ (8,233,856)     $(7,593,312)    $(5,426,747)
                                                                          =============    =============    ============
NET LOSS PER COMMON SHARE                                                        $(0.90)          $(1.22)         $(0.91)
                                                                          =============    =============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 2)                 9,173,419        6,235,291       5,996,162
                                                                          =============    =============    ============

 The accompanying notes to financial statements are an integral part of these statements.

                                UROLOGIX, INC.
                      Statements of Shareholders' Equity

                                               Noncumulative
                                           Convertible Preferred                               Additional
                                                  Stock                    Common Stock         Paid-In         Accumulated
                                           -----------------------    ---------------------
                                             Shares       Amount        Shares      Amount      Capital          Deficit
                                           -----------   --------     ---------    --------    -----------    -------------
BALANCE, June 30, 1994                       3,603,993   $ 36,040     1,170,510    $11,705     $14,858,782    $ (5,513,447)
  Stock options exercised                            -          -        27,394        274          10,082               -
  Net loss                                           -          -             -          -               -      (5,426,747)
                                           -----------   --------     ---------    -------     -----------    ------------
BALANCE, June 30, 1995                       3,603,993     36,040     1,197,904     11,979      14,868,864     (10,940,194)
  Issuance of preferred stock, net             638,806      6,388             -          -       4,580,676               -
  Stock options exercised                            -          -       160,375      1,603          63,312               -
  Preferred stock conversion                (4,242,799)   (42,428)    4,665,153     46,652          (4,224)              -
  Shares issued through initial public
    offering, net                                    -          -     3,105,000     31,050      39,521,931
  Net loss                                           -          -             -          -               -      (7,593,312)
                                           -----------   --------     ---------    -------     -----------    ------------
BALANCE, June 30, 1996                                                9,128,432     91,284      59,030,559     (18,533,506)
  Stock options exercised                            -          -       128,161      1,282         100,538               -
  Net unrealized losses on investment                -          -             -          -               -               -
  Net loss                                           -          -             -          -               -      (8,233,856)
                                           -----------   --------     ---------    -------     -----------    ------------
BALANCE, June 30, 1997                               -   $      -     9,256,593    $92,566     $59,131,097    $(26,767,362)
                                           ===========   ========     =========    =======     ===========    ============

                                                Net            Total
                                            Unrealized     Shareholders'
                                               Losses          Equity
                                           -----------     -------------
BALANCE, June 30, 1994                               -       $ 9,393,080
  Stock options exercised                            -            10,356
  Net loss                                           -        (5,426,747)
                                           -----------     -------------
BALANCE, June 30, 1995                               -         3,976,689
  Issuance of preferred stock, net                   -         4,587,064
  Stock options exercised                            -            64,915
  Preferred stock conversion                         -                 -
  Shares issued through initial public
    offering, net                                    -        39,552,981
  Net loss                                           -        (7,593,312)
                                           -----------     -------------
BALANCE, June 30, 1996                               -        40,588,337
  Stock options exercised                            -           101,820
  Net unrealized losses on investment          (59,258)          (59,258)
  Net loss                                           -        (8,233,856)
                                           -----------     -------------
BALANCE, June 30, 1997                        $(59,258)      $32,397,043
                                           ===========     =============

 The accompanying notes to financial statements are an integral part of these statements.

                                UROLOGIX, INC.

                           Statements of Cash Flows


                                                                                For the Years Ended June 30
                                                                         -----------------------------------------
                                                                             1997           1996           1995
                                                                         ------------   ------------   -----------
OPERATING ACTIVITIES:
  Net loss                                                               $ (8,233,856)  $ (7,593,312)  $(5,426,747)
  Adjustments to reconcile net loss to net cash used for
    operating activities-
      Depreciation and amortization                                           431,223        128,770       104,433
      Change in operating items:
        Inventories                                                        (1,703,453)        69,713      (273,850)
        Accounts receivable                                                (1,237,928)       (35,065)            -
        Prepaids and other current assets                                    (301,617)      (174,289)     (191,687)
        Accounts payable and accrued liabilities                            1,424,064        832,458       531,670
        Other assets                                                                -        (19,524)       51,924
                                                                         ------------   ------------   -----------
          Net cash used for operating activities                           (9,621,567)    (6,791,249)   (5,204,257)
                                                                         ------------   ------------   -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                      (1,901,246)      (134,336)     (259,255)
  Purchase of securities                                                  (83,807,022)   (40,529,176)   (3,229,459)
  Proceeds from sale of securities                                         98,701,702      1,972,452     1,520,000
  Purchase of intangible assets, net                                       (3,244,620)             -             -
                                                                         ------------   ------------   -----------
          Net cash provided by (used for) investing activities              9,748,814    (38,691,060)   (1,968,714)
                                                                         ------------   ------------   -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                       -     39,552,981             -
  Proceeds from issuance of preferred stock, net                                    -      4,587,064             -
  Proceeds from exercise of stock options                                     101,820         64,915        10,356
  Payments made on capital lease obligations                                  (18,538)        (6,650)      (68,121)
                                                                         ------------   ------------   -----------
          Net cash provided by (used for) financing activities                 83,282     44,198,310       (57,765)
                                                                         ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          210,529     (1,283,999)   (7,230,736)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                          65,042      1,349,041     8,579,777
                                                                         ------------   ------------   -----------
  End of period                                                          $    275,571   $     65,042   $ 1,349,041
                                                                         ============   ============   ===========

Supplemental cash flow disclosed.

                                                         For the Years Ended June 30
                                                     ----------------------------------
                                                       1997         1996         1995
                                                     --------    ---------    ---------
Cash paid for:
  Interest                                             $8,706      $ 3,976       $4,262
                                                     ========    =========    =========
Noncash investing and financing activities:
  Common stock issued upon conversion of
    Preferred Stock                                    $    -      $42,428       $    -
                                                     ========    =========    =========

 The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS:

DESCRIPTION OF OPERATING ACTIVITIES
Urologix, Inc. (Urologix or the Company) was organized to research, develop, manufacture and market innovative devices for the treatment of benign prostatic hyperplasia (BPH) and other urologic diseases. Since inception (May 29, 1991) through June 30, 1996, the Company was a development stage enterprise, having devoted substantially all of its efforts to proprietary product development and selling the Targis system to international distributors. Such efforts also included raising capital, performing clinical trials, and developing commercial markets. As of June 30, 1997, the Company had regulatory approvals necessary to market the Targis system in the European Union Countries, Japan and Canada. On August 26, 1997, the Company received United States Food and Drug Administration approval to market the Targis system in the United States.

Although the Company began actively selling its products during 1997 and no longer considers itself to be in the development stage, it has not operated profitably to date and there are no assurances that it will operate profitably in the future.

2.   SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS
The Company classifies highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

AVAILABLE-FOR-SALE SECURITIES
The Company invests in money market funds and U.S. government and investment-grade corporate securities with original maturities ranging from 90 days to two years. These investments are considered to be available-for-sale, and are stated at market value, which approximates cost.


INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market and consisted of:

                                                         June 30
                                            --------------------------------
                                                     1997         1996
                                                     ----         ----
               Raw materials                     $  915,609   $   48,459
               Work-in-process                      352,174       54,969
               Finished goods                       851,590      312,492
                                                 ----------   ----------

                                                 $2,119,373   $  415,920
                                                 ==========   ==========

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment, furniture, and leasehold improvements.

OTHER ASSETS
Other assets consist primarily of license fees and prepaid royalties resulting
from patent licensing agreements.   The agreements require the Company to pay a
royalty on sales of certain catheters and related systems. The license fees and amounts prepaid by the Company will be charged to expense as sales are recognized.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are charged to expense as incurred.

NET LOSS PER COMMON SHARE
Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, except as follows, as the effect would be antidilutive. Pursuant to Securities and Exchange Commission rules, stock options granted within one year prior to the date of the initial public offering have been included in the calculation of common share equivalents as if they were outstanding for the years ended June 30, 1996 and 1995.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

FINANCIAL INSTRUMENTS
For most financial instruments, including cash, available-for-sale securities, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

NEW ACCOUNTING PRONOUNCEMENTS
The Company will adopt in the fiscal year ending June 30, 1998, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which was issued in February 1997. SFAS No. 128 requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed similar to primary EPS as previously reported, provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end of period share price required by APB No. 15. The Company believes this will not have a material affect on EPS.

3.   INCOME TAXES:

A reconciliation of the Company's statutory tax rate to the effective rate for the years ended June 30 is as follows:

                                                                   1997      1996      1995
                                                                  -------  -------   -------
          Federal statutory rate                                   34%       34%       34%
          State taxes, net of federal tax benefit                   6         6         6
          Valuation allowance                                     (40)      (40)      (40)
                                                                  -------  -------   -------
                                                                    -%        -%        -%
                                                                  =======  =======   =======

As of June 30, 1997, the Company had net operating loss carryforwards of approximately $25,000,000 for federal income tax purposes that are available to offset future taxable income through the year 2011. Certain restrictions caused by the change in ownership resulting from sales of stock will limit annual utilization of the net operating loss carryforwards.

The components of the Company's deferred tax asset for the years ended June 30, is as follows:

                                                                    1997            1996            1995
                                                                ------------    ------------   ------------
          Net operating loss carryforwards                        $ 10,151         $ 6,802         $ 3,996
          Temporary deductible differences                             160             870               -
          Valuation allowance                                      (10,311)         (7,672)         (3,996)
                                                                ----------      ----------     -----------
                                                                  $      -         $     -         $     -
                                                                ------------    ------------   ------------

4.   SHAREHOLDERS' EQUITY:

INITIAL PUBLIC OFFERING
In May 1996, the Company completed an initial public offering of 3,105,000 shares of common stock which generated net proceeds of $39,552,981, to be used to fund research and development, clinical trials, sales and marketing activities, and fixed asset and working capital requirements.

REVERSE STOCK SPLIT
The Company's shareholders approved a 1-for-2 reverse common and convertible preferred stock split effective April 30, 1996. The effect of the reverse stock split has been reflected for all periods presented in the accompanying financial statements.

CONVERTIBLE PREFERRED STOCK
From February through June 1994, the Company issued 1,250 Series B and 2,264,292 Series C convertible preferred shares at $4.00 and $4.40 per share, respectively, for total net proceeds of $9,848,050. In December 1996 and March 1997, the Company completed the sales of 312,500 and 326,306 Series D convertible preferred shares at $8.00 per share, for total net proceeds of $4,587,064.
In conjunction with the Company's initial public offering, all shares of convertible preferred stock were converted to 4,665,153 shares of common stock, in accordance with each series' respective conversion ratio.

STOCK OPTIONS
The Company has a stock option plan (the 1991 Stock Option Plan) which provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of June 30, 1997, the Company has reserved 1,550,910 shares of common stock under this plan. As of June 30, 1997, 266,969 options were available for future grants under this plan. Options expire seven to ten years from the date of grant and are subject to varying vesting schedules. In April 1996, the Company amended the 1991 Stock Option Plan to provide for the automatic grant of 10,000 stock options to each nonemployee director upon the later of initial election or the effective date of an initial public offering. Options are granted at fair market value, vest over four years, and expire ten years from date of grant, or one year after the person ceases to be a director of the Company, whichever occurs earlier.

Shares subject to option are summarized as follows:

                                                                                Weighted
                                                                                Average
                                                             Stock              Exercise
                                                            Options              Price
                                                         ----------------- -----------------
Balance at June 30, 1994                                        507,472     $            .39
  Options granted                                               212,953                  .60
  Options canceled                                               (1,206)                 .40
  Options exercised                                             (27,394)                 .36
                                                         --------------    -----------------
Balance at June 30, 1995                                        691,825                  .46
  Options granted                                               376,936                 8.83
  Options canceled                                                 (454)                 .60
  Options exercised                                            (160,389)                 .48
                                                         --------------    -----------------
Balance at June 30, 1996                                        907,918                 3.93
  Options granted                                               196,000                16.35
  Options canceled                                               (2,020)                 .60
  Options exercised                                            (128,161)                 .81
                                                         --------------    -----------------
Balance at June 30, 1997                                        973,737     $           5.47
                                                         ==============    =================
Options exercisable at June 30, 1997                            581,721     $           2.00
                                                         ==============    =================

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation,"the net loss and loss per share would have been increased to the following pro forma amounts:

                                                                          1997                     1996
                                                                    ----------------         ----------------
               Net loss                    As reported                $(8,233,856)              $(7,593,312)
                                           Pro forma                   (9,872,331)               (7,913,515)
               Net loss per share          As reported                $     (0.90)              $     (1.22)
                                           Pro forma                        (1.08)                    (1.27)

For purposes of calculating the above required disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.87% and 5.0%, no expected dividend yield, expected lives of seven years and expected volatility of 54.25%.
The weighted average fair value of options granted during 1997 and 1996 was $16.35 and $8.83, respectively. Options issued during 1997 and 1996, which remain outstanding at June 30, 1997, have an exercise price between $.60 and $18.50, a weighted average exercise price of $11.56 and a weighted average remaining contractual life of 9.0 years.

1996 EMPLOYEE STOCK PURCHASE PLAN
In 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Plan), and reserved 100,000 common shares of issuance under the Plan, commencing upon the effective date of an initial public offering. Under the terms of the Plan, employees may purchase common shares at prices to be determined by the Company's board of directors, ranging from 85% to 100% of the shares' estimated fair market value. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10% of the participant's base pay, as defined. As of June 30, 1996, 10,540 shares had been purchased under the Plan for gross proceeds of $125,426.

5.   COMMITMENTS AND CONTINGENCIES:

PURCHASE COMMITMENTS
At June 30, 1997, the Company has orders outstanding to purchase Targis Control Systems, the primary system necessary for all treatments, from a third-party vendor for a total purchase commitment of approximately $4,050,000.

SALES COMMITMENTS
The Company has signed agreements granting Boston Scientific Corporation and Nihon Kohden Corporation exclusive distribution rights of the Targis system in all geographic areas other than the United States. Nihon Kohden Corporation has exclusive distribution rights for Japan. Boston Scientific Corporation has exclusive distribution rights for the rest of the world.

LITIGATION
In 1996, the Company received notice from a licensor to a patent license, which was contained in a settlement agreement, of its intent to terminate the license based on allegations of the Company's breach of certain terms of the settlement agreement. The Company's management strongly believes the licensor's allegations are without merit and has filed a suit against the licensor to enforce the terms of the license. The formal discovery period in the lawsuit has closed and the case is set for trial no later than April 1998.

401(K) PLAN
The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to 15% of compensation. Company matching contributions are discretionary, and none have been made to date.

LEASES
The Company leases its facility and certain equipment under noncancelable operating or capital leases, which expire at various dates through fiscal 2002. Rent expense related to operating leases was approximately $139,700, $102,500 and $78,500 for the years ended June 30, 1997, 1996 and 1994, respectively. Future minimum lease commitments under noncancelable operating and capital leases with initial remaining terms of one year or more are as follows as of June 30, 1997:

                                                                         Operating           Capital
                                                                          Leases             Leases
                                                                      ----------------    --------------
          Fiscal year:
             1998                                                     $    207,600        $  25,896
             1999                                                          207,600           32,005
             2000                                                          207,600            9,517
             2001                                                          207,600                -
             2002                                                          207,600                -
                                                                      ------------        ---------
                                                                      $  1,038,000           67,418
                                                                      ============
          Less-  Imputed interest                                                           (10,162)
                  Current maturities                                                        (19,531)
                                                                                          ---------
          Long-term capitalized lease obligations                                         $  37,725
                                                                                          =========

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------------

None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

      Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 19, 1997 (the "1997 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

      Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------

      Information required under this item is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

      Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
--------  ------------------------------------------------------------------

(a)  Documents filed as part of this report.
     --------------------------------------
     (1)    Financial Statements. The financial statements of the Company are
            --------------------
            listed at Item 8 of this Form 10-K.

     (2)    Financial Statement Schedules for years ended June 30, 1997, 1996
            -----------------------------------------------------------------
            and 1995
            --------

            No schedules are required in connection with the filing of this Form 10-K.

     (3)    Exhibits
            --------
            3.1    Amended and Restated Articles of Incorporation, filed as
                   Exhibit 3.1 to Form S-1 Registration Statement, File No. 333-3304, and incorporated herein by reference.

            3.2    Amended and Restated Bylaws of the Company filed as Exhibit
                   3.2 to Registration Statement on Form S-1, File No. 333-3304, and incorporated herein by reference.

            10.1* Urologix, Inc. 1991 Stock Option Plan, filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-3304, and incorporated herein by reference.

            10.2* Employment Agreement dated January 26, 1994 between the Company and Jack Meyer, filed as Exhibit 10.2 to the Registration Statement on Form S-1, File No. 333-3304, and incorporated herein by reference.

            10.3* Employee Agreement dated February 18, 1994 between the Company and Ward Allen Putnam filed as Exhibit 10.3 to Registration Statement on Form S-1, File No. 333-3304, and incorporated herein by reference.

            10.4 Supply Agreement dated August 24-25, 1995 between the Company and SeaMED Corporation filed as Exhibit 10.4 to Form S-1 Registration Statement, File No. 333-3304, and incorporated herein by reference.

            10.5 Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995, filed as
                   Exhibit 10.5 to Form S-1 Registration Statement, File No. 333-3304, and incorporated herein by reference.

            10.6 Investor Rights Agreement dated December 5, 1996 between the Company and certain of its shareholders, filed as Exhibit
                   10.6 to Form S-1 Registration Statement, File No. 333-3304, and incorporated herein by reference.

            10.7 Distribution Agreement dated February 28, 1994 between the Company and Nihon Kohden Corporation, filed as Exhibit 10.7 to Form S-1 Registration Statement, File No. 333-3304, and incorporated herein by reference.

            10.8* Agreement dated November 5, 1993 between the Company and Dr. David C. Utz, including supplemental letter agreements dated November 2, 1994 and July 31, 1995, filed as Exhibit 10.8 to Form S-1 Registration Statement, File No. 333-3304, and incorporated herein by reference.

            10.9* Letter Agreement dated October 10, 1994 between the Company and Mitchell Dann, filed as Exhibit 10.9 to Form S-1 Registration Statement, File No. 333-3304, and incorporated herein by reference.

            10.10 International Distribution Agreement made as of June 26, 1996 between the Company and Boston Scientific Corporation, filed as Exhibit 10.12 to the Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

            10.11 License Agreement dated August 7, 1996 between the Company and EDAP International, S.A. and Technomed Medical Systems, S.A., filed as Exhibit 10.13 to the Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

            11.1   Statement re computation of Per Share Loss

            23.1   Consent of Arthur Andersen LLP

            27.1   Financial Data Schedule.

     *      Indicates Compensation Plan

(b)  Reports on Form 8-K
     -------------------

There were no reports on Form 8-K filed during the fiscal year ended June 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duty caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities indicated on September 26, 1997.

     SIGNATURE              TITLE                             DATE
     -------------------------------------------------------------

  /s/ Mitchell Dann         Chairman of the Board             September 26, 1997
-------------------------
Mitchell Dann


  /s/ Jack E. Meyer         Director, President and           September 26, 1997
-------------------------
Jack E. Meyer               Chief Executive Officer


  /s/ Wesley Johnson        Vice President, Chief Financial   September 26, 1997
-------------------------
Wesley Johnson              Officer and Secretary


  /s/ Buzz Benson           Director                          September 26, 1997
-------------------------
Buzz Benson


  /s/ Janet G. Effland      Director                          September 26, 1997
-------------------------
Janet G. Effland


  /s/ Michael R. Henson     Director                          September 26, 1997
-------------------------
Michael R. Henson


  /s/ Paul A. LaViolette    Director                          September 26, 1997
-------------------------
Paul A. LaViolette


                            Director
-------------------------
Robert Momsen


  /s/ David C. Utz          Director                          September 26, 1997
-------------------------
David C. Utz, M.D.