Form 10-Q
period 1997-09-30
UROLOGIX INC
filed 1997-11-10
CIK 882873

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transaction period from ____________ to _______________

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


As of November 5, 1997, the Company had outstanding 9,341,696 shares of common Stock, $.01 par value.

UROLOGIX, INC.
BALANCE SHEETS


                                          September 30, 1997     June 30, 1997
------------------------------------------------------------------------------
Assets                                           (Unaudited)
Current assets:
    Cash and cash equivalents                   $  1,814,708      $    275,571
    Available-for-sale securities                 20,719,903        25,825,238
    Accounts receivable                            2,278,966         1,272,994
    Inventories                                    2,340,709         2,119,373
    Prepaids and other current assets                632,044           667,593
------------------------------------------------------------------------------
         Total current assets                     27,786,330        30,160,769
------------------------------------------------------------------------------
Property and equipment:
    Machinery, equipment and furniture             2,954,137         2,680,661
    Less - accumulated depreciation               (1,025,992)         (832,604)
------------------------------------------------------------------------------
         Property and equipment, net               1,928,145         1,848,057
Other assets, net                                  3,407,173         3,573,261
------------------------------------------------------------------------------
                                                 $33,121,648       $35,582,087
==============================================================================
Liabilities and Shareholders' Equity
Current liabilities:
    Current maturities of capitalized lease
     obligations                                 $    19,531       $    19,531
    Accounts payable                               1,327,110         2,087,443
    Accrued compensation and other                 1,189,329         1,040,345
------------------------------------------------------------------------------
         Total current liabilities                 2,535,970         3,147,319
Capitalized lease obligations, less current
 maturities                                           31,737            37,725
------------------------------------------------------------------------------
         Total liabilities                         2,567,707         3,185,044
------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
    Common stock, $.01 par value, 25,000,000
     shares authorized;  9,340,846 and
     9,256,594 shares issued and outstanding          93,408            92,566
    Additional paid-in capital                    59,286,675        59,131,097
    Accumulated deficit                          (28,783,024)      (26,767,362)
    Net unrealized losses on investments             (43,118)          (59,258)
------------------------------------------------------------------------------
         Total shareholders' equity               30,553,941        32,397,043
------------------------------------------------------------------------------
                                                 $33,121,648       $35,582,087
==============================================================================


The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
STATEMENT OF OPERATIONS
(Unaudited)


                                     For the Three Months Ended September 30,
                                ---------------------------------------------
                                                1997                     1996
-----------------------------------------------------------------------------
Sales                                     $2,599,135                 $586,125
Cost of goods sold                         1,738,301                  721,553
-----------------------------------------------------------------------------
       Gross profit (loss)                   860,834                 (135,428)
-----------------------------------------------------------------------------
Costs and expenses:
    Research and development               1,374,165                1,239,224
    Sales and marketing                    1,332,966                  485,044
    General and administrative               500,805                  450,743
-----------------------------------------------------------------------------
       Total costs and expenses            3,207,936                2,175,011
-----------------------------------------------------------------------------
Operating loss                            (2,347,102)              (2,310,439)
Interest income, net                         331,442                  520,754
-----------------------------------------------------------------------------
       Net loss                          ($2,015,660)             ($1,789,685)
=============================================================================
-----------------------------------------------------------------------------
       Net loss per common share              ($0.22)                  ($0.20)
=============================================================================

Weighted average number of common
shares outstanding                         9,309,896                9,128,765


The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

                                                    For the Three Months Ended September 30,
                                               ---------------------------------------------
                                                               1997                     1996
--------------------------------------------------------------------------------------------
Operating Activities:
    Net loss                                            ($2,015,660)             ($1,789,685)
    Adjustments to reconcile net loss to net cash
     used for operating activities -
         Depreciation and Amortization                      492,336                   46,706
         Change in operating items:
             Accounts receivable                         (1,005,972)                (717,217)
             Inventories                                   (221,336)                (237,934)
             Prepaids and other current assets               35,549                   11,475
             Accounts payable and accrued liabilities      (611,349)                 426,028
--------------------------------------------------------------------------------------------
                 Net cash used for operating activities  (3,326,432)              (2,260,627)
--------------------------------------------------------------------------------------------
Investing Activities:
    Purchases of property and equipment                    (406,338)                (134,656)
    Purchase of intangible assets                                 -               (2,962,301)
    Proceeds from sale of securities                      5,121,475                5,492,802
--------------------------------------------------------------------------------------------
                 Net cash provided by investing
                  activities                              4,715,137                2,395,845
--------------------------------------------------------------------------------------------
Financing Activities:
    Proceeds from exercise of stock options                 156,420                    2,540
    Payments made on capital lease obligations               (5,988)                  (4,278)
--------------------------------------------------------------------------------------------
                 Net cash provided by (used for)
                  financing activities                      150,432                   (1,738)
--------------------------------------------------------------------------------------------
Net increase in Cash and Cash Equivalents                 1,539,137                  133,480
Cash and Cash Equivalents:
   Beginning of period                                      275,571                   65,042
--------------------------------------------------------------------------------------------
   End of Period                                         $1,814,708                 $198,522
============================================================================================

Supplemental cash flow disclosure:

Cash paid for interest                                     $1,125                    $1,485
                                                           ======                    ======

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)

1.  Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1997 and the statements of operations for the three-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the three-month period ended September 30, 1997 and 1996, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally-accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.  Net loss per share

Net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding as the effect would be antidilutive.

3.  Inventories

Inventories consisted of the following as of:

                            September 30, 1997             June 30, 1997
------------------------------------------------------------------------
Raw materials                       $1,287,056                  $915,609
Work in process                         93,874                   352,174
Finished goods                         959,779                   851,590
------------------------------------------------------------------------
                                    $2,340,709                $2,119,373
========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Urologix, Inc., incorporated in May 1991, has been engaged primarily in developing its proprietary Targis(TM) System to treat BPH; conducting clinical trials for the Targis System; seeking various regulatory approvals necessary to market the Targis System; and producing Targis Systems for sale outside the United States. Regulatory approvals necessary to market the Targis System in Japan and the 15 European Union countries were obtained in fiscal year 1997. In August 1997, the Company also received Food and Drug Administration
(FDA) approval to market the Targis System in the United States and intends to launch the Targis System in the United States during the fourth calendar quarter of 1997. The Company's Targis System consists of a control unit and a procedure kit, which includes the microwave delivery system incorporated in a catheter, a cooling bag and a rectal thermosensing unit. The Company's revenues to date consist primarily of Targis System sales to its two international distributors.

The Company intends to market the Targis System through a direct sales force in the United States. Internationally, the Company has developed broad-based relationships with two parties for market development and sales of the Targis System. Boston Scientific Corporation, a worldwide developer, manufacturer and marketer of medical devices, has exclusive distribution rights for the Targis System in all countries outside the United States, except Japan. Nihon Kohden Corporation, a major Japanese developer, manufacturer and marketer of medical devices, has exclusive distribution rights in Japan for the Targis System.

Since inception, the Company has experienced operating losses and anticipates that its operating losses will continue for the foreseeable future. Expenditures will be primarily related to the Targis System market introduction in the United States, scale-up of commercial manufacturing, clinical trials and research and development activities.

The Company expects sales of the Targis System to account for all of its revenues for the foreseeable future. In the United States, the Company intends to offer urologists the option to purchase or lease the Targis System control unit. The leases will either be offered under a third-party leasing arrangement or directly from the Company. Revenues from the sale of Targis System control units and disposable procedure kits will be recognized upon shipment.

Results of Operations

Three months ended September 30, 1997 and 1996

Sales increased to $2.6 million for the three months ended September 30, 1997 from $586,000 for the same period in the prior fiscal year. The increase in sales is due to sales to the Company's international distributors following the Company's obtaining the CE mark for its Targis System in July 1996 and the Company's Japanese distributor obtaining Japanese Ministry of Health and Welfare marketing approval in February 1997.

Cost of goods sold includes costs incurred in connection with the production of Targis Systems including manufacturing and quality assurance overhead. Cost of goods sold increased to $1.7 million for the three months ended September 30, 1997 from $722,000 for the same period in the prior fiscal year, due primarily to the significant increase in sales and production of the Company's Targis System. The Company expects further increases in cost of goods sold as sales increase and production capacity is increased in anticipation of the United States launch of the Targis System. If sales of the Targis System increase, the Company expects cost of goods sold, as a percent of sales, to decrease due to efficiencies obtained from higher production volumes.

Research and development expenses include those costs associated with the development and protection of the Company's Targis System intellectual property, treatment of patients participating in clinical trials, the accumulation of outcome data to substantiate clinical results and the preparation and submission of applications for regulatory approvals. Research and development expenses for the three months ended September 30, 1997 increased to $1.4 million from $1.2 million for the same period in the prior fiscal year, due primarily to costs related to new and on-going clinical studies of the Targis System and costs associated with product development activities related to Targis System improvements and alternative applications for the Company's technology. Research and development expenses are expected to increase in fiscal 1998 due to continuing clinical study expenses and product development projects to further develop the Company's technologies.

Sales and marketing expenses for the three months ended September 30, 1997 increased to $1.3 million from $485,000 in the same period in the prior fiscal year due primarily to costs associated with supporting the marketing of the Targis System in Europe and Japan, as well as the Company's preparation for the United States marketing launch, following FDA marketing approval received in August 1997. These preparations included the hiring of sales and marketing management, preparation of promotional materials, recruitment of field sales representatives and efforts related to obtaining third-party reimbursement for the Targis System. The Company expects sales and marketing expenses to increase significantly as it commercially launches the Targis System in the United States, including the expected significant expansion of its direct sales force, and continues supporting its international distributors' sales efforts.

General and administrative expenses increased to $501,000 for the three month period ended September 30, 1997 from $451,000 for the same period in the prior fiscal year, due to administrative costs associated with an increase in employees in connection with the Company's growth and commencement of sales activities.

Interest income decreased to $331,000 for the three month period ended September 30, 1997 from $521,000 for the same period in the prior fiscal year, due primarily to lower cash and investment balances.

Liquidity and Capital Resources

The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of the Targis System to its distributors. Through September 30, 1997, the Company had received approximately $59 million in net proceeds from equity financings. During the three months ended September 30, 1997 the Company used approximately $3.7 million of cash for operating activities and property and equipment purchases, which amounts were funded primarily by proceeds from available-for-sale securities. As of September 30, 1997, the Company had total cash, cash equivalents and available-for-sale securities of $22.5 million, and working capital of $25.3 million.

The Company expects to continue to incur additional losses, and will require additional working capital, as it incurs substantial expenses related to the Targis System market introduction in the United States, expansion of manufacturing capacity, clinical trials and research and development activities. In addition, should the Company choose to lease Targis System control units to customers, substantial capital could be required to finance the lease arrangements. Although the Company may finance part or all of the capital requirements associated with these leasing arrangements through equipment financing with a commercial lender, the Company has not yet obtained a commitment for such equipment financing. Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 12 months, there can be no assurance that the Company will not require additional financing in the future or that any additional financing will be available to the Company on satisfactory terms, if at all.

Forward-Looking Statements

Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. These factors include (i) competition from other existing or new BPH treatments;
(ii) the Company's ability to successfully market its product in the United States through sales representatives; (iii) the ability of the Company's distributors to successfully market and sell the Company's products in markets outside the United States; (iv) the Company's ability to successfully manufacture the Targis System in sufficient quantities to meet future demand for the products; and (v) the extent to which the physicians performing the Targis System procedures are able to obtain third party reimbursement.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (a)   Exhibits
           --------
           (11.1)  Computation of Net Loss Per Common Share
           (27.1)  Financial Data Schedule

     (b)   Reports on Form 8-K
           -------------------
           During the quarter for which this Quarterly Report is filed, the Company filed no Reports on form 8-K.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE   November 10, 1997
    ----------------------


Urologix, Inc.
-------------------------------------
(Registrant)



/s/ Jack E. Meyer
-------------------------------------
Jack E. Meyer
President and Chief Executive Officer
(Duly Authorized Officer)



/s/ Wesley E. Johnson, Jr.
-------------------------------------
Wesley E. Johnson, Jr.
Vice President/Finance and Chief
     Financial Officer
(Principal Financial Officer)