Form 10-Q
period 1997-12-31
UROLOGIX INC
filed 1998-02-17
CIK 882873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1997

or

( ) transition report pursuant to section 13 or 15 (d) of the securities exchange act of 1934 (no fee required)

               For the transaction period from        to
                                               -------   --------

                        Commission File Number 0-28414


                                UROLOGIX, INC.
            (Exact name of registrant as specified in its charter)


           Minnesota                                             41-1697237
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                14405 21st Avenue North, Minneapolis, MN  55447
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (612) 475-1400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  (x)    No  (  )


As of February 5, 1998, the Company had outstanding 11,080,963 shares of common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

UROLOGIX, INC.
BALANCE SHEETS
                                          December 31, 1997    June 30, 1997
------------------------------------------------------------------------------
Assets                                        (Unaudited)
Current assets:
  Cash and cash equivalents                    $    561,443     $    275,571
  Available-for-sale securities                  49,819,248       25,825,238
  Accounts receivable                             3,784,048        1,272,994
  Inventories                                     3,819,453        2,119,373
  Prepaids and other                                444,778          667,593
------------------------------------------------------------------------------
    Total current assets                         58,428,970       30,160,769
------------------------------------------------------------------------------
Property and equipment:
  Machinery, equipment and furniture              3,355,297        2,680,661
  Less - accumulated depreciation                (1,211,006)        (832,604)
------------------------------------------------------------------------------
    Property and equipment, net                   2,144,291        1,848,057
  Other assets, net                               3,155,905        3,573,261
------------------------------------------------------------------------------
                                               $ 63,729,166     $ 35,582,087
==============================================================================
Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of capitalized lease
   obligations                                 $     19,531     $     19,531
  Accounts payable                                1,939,815        2,087,443
  Accrued expenses                                1,608,302        1,040,345
------------------------------------------------------------------------------
    Total current liabilities                     3,567,648        3,147,319
  Capitalized lease obligations, less current
    maturities                                       27,890           37,725
------------------------------------------------------------------------------
      Total liabilities                           3,595,538        3,185,044
------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
  Common stock, $.01 par value, 25,000,000 shares
    authorized;  11,070,996 and 9,256,594 shares
    issued and outstanding                          110,710           92,566
  Additional paid-in capital                     90,878,032       59,131,097
  Accumulated deficit                           (30,923,332)     (26,767,362)
  Net unrealized gains(losses) on investments        68,218          (59,258)
------------------------------------------------------------------------------
      Total shareholders' equity                 60,133,628       32,397,043
------------------------------------------------------------------------------
                                               $ 63,729,166     $ 35,582,087
==============================================================================

The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
STATEMENTS OF OPERATIONS
(Unaudited)


                                  Three Months Ended December 31,     Six Months Ended December 31,
                                  ------------------------------------------------------------------
                                           1997             1996             1997             1996
----------------------------------------------------------------------------------------------------
Sales                               $ 3,203,845      $ 1,285,675      $ 5,802,980      $ 1,871,800
Cost of goods sold                    2,140,126        1,154,468        3,878,427        1,876,021
----------------------------------------------------------------------------------------------------
   Gross profit (loss)                1,063,719          131,207        1,924,553           (4,221)
----------------------------------------------------------------------------------------------------
Costs and expenses:
   Research and development           1,444,241        1,079,132        2,818,406        2,318,356
   Sales and marketing                1,520,866          541,774        2,853,832        1,026,818
   General and administrative           631,200          572,415        1,132,005        1,023,158
----------------------------------------------------------------------------------------------------
      Total costs and expenses        3,596,307        2,193,321        6,804,243        4,368,332
----------------------------------------------------------------------------------------------------

Operating loss                       (2,532,588)      (2,062,114)      (4,879,690)      (4,372,553)
Interest income, net                    392,281          464,666          723,723          985,420
----------------------------------------------------------------------------------------------------
      Net loss                      $(2,140,307)     $(1,597,448)     $(4,155,967)     $(3,387,133)
====================================================================================================
Basic and diluted net loss
  per common share                  $     (0.21)     $     (0.17)     $     (0.43)     $     (0.37)
====================================================================================================
Weighted average number of
   common shares outstanding         10,140,194        9,148,655        9,725,045        9,139,732

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)


                                     For the Six Months Ended December 31,
                                     -------------------------------------
                                              1997           1996
--------------------------------------------------------------------------
Operating Activities:
  Net loss                               $ (4,155,967)   $ (3,387,133)
  Adjustments to reconcile net
  loss to net cash used for
  operating activities -
    Depreciation and amortization             928,620          98,959
    Change in operating items:
      Accounts receivable                  (2,511,054)     (1,495,960)
      Inventories                          (1,700,080)       (816,029)
      Prepaids and other assets               222,815          47,756
      Accounts payable and accrued
       expenses                               420,326         703,192
--------------------------------------------------------------------------
       Net cash used for operating
        activities                         (6,795,340)     (4,849,215)
--------------------------------------------------------------------------

Investing Activities:
  Purchases of property and equipment        (807,498)       (339,264)
  Purchase of intangible assets                     -      (2,897,972)
  Purchase of available-for-sale
    securities                           (235,146,258)              -
  Proceeds from sale of available-
    for-sale securities                   211,279,723       9,376,917
--------------------------------------------------------------------------
       Net cash provided by (used for)
         investing activities             (24,674,032)      6,139,681
--------------------------------------------------------------------------

Financing Activities:
  Sale of common stock, net                31,527,102               -
  Proceeds from exercise of stock
    options                                   237,977          13,124
  Payments made on capital lease
    obligations                                (9,835)         (9,294)
--------------------------------------------------------------------------
       Net cash provided by financing
         activities                        31,755,244           3,830
--------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents     285,872       1,294,296
Cash and Cash Equivalents:
  Beginning of period                         275,571          65,042
--------------------------------------------------------------------------
  End of period                           $   561,443     $ 1,359,338
--------------------------------------------------------------------------
Supplemental cash flow disclosure:
  Cash paid for interest                  $     2,175     $     2,835
                                          ===========     ============

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997
(Unaudited)

1.  Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 1997 and the statements of operations for the three and six-month periods ended December 31, 1997 and 1996, and the statements of cash flows for the six month periods ended December 31, 1997 and 1996, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally-accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.  Net Loss Per Common and Common Equivalent Share

Net loss per common and common equivalent share was computed by dividing net loss by the weighted average number of shares of Common Stock. In accordance with the requirements of Financial Accounting Standard No. 128, which the Company adopted as of December 31, 1997, common stock equivalents have been excluded from the calculation as their inclusion would be antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Urologix, Inc., incorporated in 1991, develops, manufactures and markets minimally invasive medical devices for the treatment of urological diseases. The Company has developed the Targis System, a non-surgical, anesthesia-free, catheter-based therapy that uses a proprietary microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects over 23 million men worldwide. In August 1997, the Company received Food and Drug Administration (FDA) approval to market the Targis System in the United States and launched the Targis System in the United States during the fourth calendar quarter of 1997. Regulatory approvals necessary to market the Targis System in Japan and the 15 European Union countries were obtained in fiscal year 1997.
The Company's Targis System consists of a control unit and a procedure kit, which includes the microwave delivery system incorporated in a catheter, a cooling bag and a rectal thermosensing unit.

The Company markets the Targis System through a direct sales force in the United States. Internationally, the Company has developed broad based relationships with two parties for market development and sales of the Targis System. Boston Scientific Corporation, a worldwide developer, manufacturer and marketer of medical devices, has exclusive distribution rights for the Targis System in all countries outside the United States, except Japan. Nihon Kohden Corporation, a major Japanese developer, manufacturer and marketer of medical devices, has exclusive distribution rights in Japan for the Targis System.

Since inception, the Company has experienced operating losses and anticipates that its operating losses will continue for the foreseeable future. Expenditures will be primarily related to the Targis system market introduction in the United States, scale-up of commercial manufacturing, clinical trials and research and development activities.

The Company expects sales of the Targis System to account for all of its revenues for the foreseeable future. In the United States, the Company offers urologists or hospitals the option to purchase or lease the Targis System control unit. The leases are offered by a third-party lessor directly to the Company's customer, allowing the Company to record the transaction as a sale. Revenues from the sale of Targis System control units and disposable procedure kits are recognized upon shipment.

Results of Operations

Sales increased to $3.2 million and $5.8 million for the three and six-months ended December 31, 1997, respectively, from $1.3 million and $1.9 million, respectively, for the same periods in the prior fiscal year. These increases are due to an increase in shipments of the Targis System to the Company's international distributors resulting from regulatory marketing approvals obtained in the European Union and Japan and initial sales in the U.S. resulting from FDA commercial marketing approval. Sales in the U.S. represented approximately 26% and 14% of total sales for the three and six-months ended December 31, 1997, respectively, versus no U.S. sales in the same periods in the prior fiscal year.

Cost of goods sold includes raw materials, labor and royalties, as well as costs incurred in connection with the production of Targis Systems including manufacturing and quality assurance overhead. Cost of goods sold increased to $2.1 million and $3.9 million for the three and six-months ended December 31, 1997 from $1.2 million and $1.9 million for the same periods in the prior fiscal year, due primarily to the significant increase in sales and production of the Company's Targis System. The Company expects further increases in cost of goods sold as sales increase and production capacity is increased due to the United States launch of the Targis System. If sales of the Targis System increase, the Company expects cost of goods sold, as a percent of sales, to decrease due to efficiencies obtained from higher production volumes.

Research and development expenses include those costs associated with the development and protection of the Company's intellectual property, treatment of patients participating in clinical trials, the accumulation of outcome data to substantiate clinical results and the preparation and submission of applications for regulatory approvals. Research and development expenses for the three and six-months ended December 31, 1997 increased to $1.4 million and $2.8 million, respectively, from $1.1 million and $2.3 million, respectively, for the same periods in the prior fiscal year, due primarily to costs related to new and on-going clinical studies of the Targis System, costs associated with product development activities related to Targis System improvements and alternative applications for the Company's technology and costs related to the Company's ongoing litigation described in Part II, Item 1. Research and development expenses are expected to increase in fiscal 1998 due to continuing clinical study expenses and product development projects to further develop the Company's technologies.

Sales and marketing expenses for the three and six-months ended December 31, 1997 increased to $1.5 million and $2.9 million, respectively, from $542,000 and $1.0 million, respectively, in the same periods in the prior fiscal year due primarily to costs associated with supporting the marketing of the Targis System in Europe and Japan, as well as the Company's U.S. marketing launch of the Targis System. These costs included the hiring of sales and marketing management, preparation of promotional materials, recruitment of field sales representatives and efforts related to obtaining third-party reimbursement for the Targis System. The Company expects sales and marketing expenses to increase as it increases its sales efforts in the United States, including the expected expansion of its direct sales force, and continues supporting its international distributors' sales efforts.

General and administrative expenses increased to $631,000 and $1.1 million for the three and six-months ended December 31, 1997, respectively, from $572,000 and $1.0 million, respectively, for the same periods in the prior fiscal year, due to administrative costs associated with an increase in employees in connection with the Company's growth and commencement of sales activities.

Interest income decreased for the three and six-months ended December 31, 1997 from the same period in the prior fiscal year, due primarily to lower average cash and investment balances.

Liquidity and Capital Resources

The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of the Targis System. During the six months ended December 31, 1997, the Company sold 1.725 million shares of common stock in a public stock offering for net proceeds of approximately $31.5 million. During the six months ended December 31, 1997 the Company used approximately $7.6 million of cash for operating activities and property and equipment purchases, which amounts were funded primarily by proceeds from available-for-sale securities. As of December 31, 1997, the Company had total cash, cash equivalents and available-for-sale securities of $50.4 million, and working capital of $54.9 million.

The Company expects to continue to incur additional losses, and will use its working capital as it incurs substantial expenses related to the Targis System market introduction in the United States, expansion of manufacturing capacity, clinical trials and research and development activities. In addition, should the Company choose to rent Targis System control units to customers in the future, substantial capital could be required. Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 24 months, there can be no assurance that the Company will not require additional financing in the future or that any additional financing will be available to the Company on satisfactory terms, it at all.

Forward-looking Statements

Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include: competition from other BPH treatments; the ability of the Company's distributors and representatives to successfully market and sell the Targis System; the Company's ability to manufacture the Targis Systems in sufficient quantities; the Company's ability to maintain intellectual property protection for its proprietary products and to defend its existing intellectual property rights from challenges by third parties; and the extent to which the physicians performing the Targis System procedures are able to obtain third-party reimbursement. In addition, a detailed discussion of risks and uncertainties may be found in the Risk Factors section of the company's Prospectus dated November 12, 1997.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, on July 30, 1996, the Company filed a lawsuit under seal in United States District Court for the District of Minnesota (the "Court") against BSD Medical Corporation ("BSD") to enforce the terms of a settlement and patent license agreement between the Company and BSD ("the BSD Settlement Agreement''). The Company's suit requests that the Court enforce the BSD Settlement Agreement and enter a declaratory judgment stating that the BSD Settlement Agreement remains in effect. BSD subsequently filed an answer and counterclaim alleging that the BSD Settlement Agreement was properly terminated and is seeking relief against the Company. The Company believes that it has fully complied with the BSD Settlement Agreement and intends to continue complying with the BSD Settlement Agreement. The Company believes that BSD's allegations and purported termination of the BSD Settlement Agreement are without merit.

In December 1997, the Court granted BSD's motion for partial summary judgment, which sought a finding of breach of the Company. The remaining issues, including whether there has been a material breach of the BSD Settlement Agreement, whether BSD has been caused any damage by the breach, and whether a remedy of termination is warranted, are currently set for trial in early March, 1998.

In November 1997, BSD announced that BSD and Oracle Strategic Partners had formed a jointly-owned company called TherMatrx, Inc. In January 1998, TherMatrx and Oracle Strategic Partners were joined as defendants with BSD in the lawsuit.

Although the Company continues to believe that it did not violate the terms of the BSD Settlement, there can be no assurance that the District Court's finding that the Company breached the BSD Settlement Agreement will not enable BSD to terminate the BSD Settlement Agreement. Nor can there be assurance that the Court's finding will be reversed on appeal. A final resolution of the lawsuit in favor of BSD could result in patent litigation against the Company. The Company believes that the patent that was the subject of the previous litigation between the Company and BSD is invalid, unenforceable and not infringed by the Company's product.

Item 2.  Submission of Matters to a Vote of Securities Holders

On November 19, 1997 the Company held its Annual Shareholders meeting. There were two matters submitted to vote of security holders, (i) the election of two directors to serve a three year term expiring at the Annual Meeting following the year 2000; (ii) the approval of certain amendments to the Urologix, Inc. 1991 Amended and Restated Stock Option Plan. The directors elected are to serve until the annual meeting of shareholders held following the end of fiscal year 2000, or until their respective successors are duly elected. Listed below are the names of the two directors elected and their respective vote counts.


         Buzz Benson                  For:        8,475,107
                                      Withheld:      52,396

         Paul La Violette             For:        8,480,037
                                      Withheld:      47,466

Listed below is the vote count related to the second matter submitted:

Proposal to approve certain amendments to the Urologix, Inc. 1991 Amended and Restated Option Plan.

                      For:              8,007,537
                      Against:            342,415
                      Abstain:             43,911
                      Withheld:           133,640

Item 3.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------

         (11.1) Computation of Basic and Diluted Net Loss per Common Share

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



Date       February  13, 1998         Urologix, Inc.
     -----------------------------    -------------------------------
                                      (Registrant)



                                      /s/ Jack E. Meyer
                                      -------------------------------
                                      Jack E. Meyer
                                      President and Chief Executive Officer
                                     (Duly Authorized Officer)



                                      /s/ Wesley E. Johnson, Jr.
                                      -------------------------------
                                      Wesley E. Johnson, Jr.
                                      Vice President/Finance and Chief
                                         Financial Officer
                                     (Principal Financial Officer)