Form 10-Q
period 1998-03-31
UROLOGIX INC
filed 1998-05-14
CIK 882873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSACTION PERIOD FROM ________ TO __________

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

     YES  [X]    NO  [ ]



AS OF MAY 5, 1998, THE COMPANY HAD OUTSTANDING 11,080,963 SHARES OF COMMON STOCK, $.01 PAR VALUE.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UROLOGIX, INC.
BALANCE SHEETS (Unaudited)

                                                          March 31, 1998   June 30, 1997
                                                          --------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $    573,701    $    275,571
  Available-for-sale securities                               46,162,742      25,825,238
  Accounts receivable                                          2,843,855       1,272,994
  Inventories                                                  3,869,588       2,119,373
  Prepaids and other                                             583,008         667,593
                                                            ------------    ------------
     Total current assets                                     54,032,894      30,160,769
                                                            ------------    ------------
PROPERTY AND EQUIPMENT:
  Machinery, equipment and furniture                           3,895,288       2,680,661
Less--accumulated depreciation                                (1,429,242)       (832,604)
                                                            ------------    ------------
     Property and equipment, net                               2,466,046       1,848,057
OTHER ASSETS, NET                                              3,017,646       3,573,261
                                                            ------------    ------------
                                                            $ 59,516,586    $ 35,582,087
                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of capitalized lease obligations       $     19,531    $     19,531
  Accounts payable                                             1,349,640       2,087,443
  Accrued expenses and other                                   1,558,259       1,040,345
                                                            ------------    ------------
     Total current liabilities                                 2,927,430       3,147,319
CAPITALIZED LEASE OBLIGATIONS, less current maturities            22,761          37,725
                                                            ------------    ------------
     Total liabilities                                         2,950,191       3,185,044
                                                            ------------    ------------
Commitments and contingencies
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000 shares
   Authorized:  11,120,524 and 9,256,594 shares issued
   and outstanding                                               111,205          92,566
  Additional paid-in capital                                  90,902,823      59,131,097
  Accumulated deficit                                        (34,424,931)    (26,767,362)
  Net unrealized losses on investments                           (22,702)        (59,258)
                                                            ------------    ------------
     Total shareholders' equity                               56,566,395      32,397,043
                                                            ------------    ------------
                                                            $ 59,516,586    $ 35,582,087
                                                            ============    ============

The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)




                                       Three Months Ended March 31,    Nine Months Ended March 31,
                                           1998            1997            1998           1997
                                      --------------  --------------  --------------  -------------

SALES                                   $ 2,508,515     $ 1,789,500     $ 8,311,495    $ 3,661,300
COST OF GOODS SOLD                        2,601,553       1,524,123       6,479,980      3,400,144
                                        -----------     -----------     -----------    -----------
     Gross profit (loss)                    (93,038)        265,377       1,831,515        261,156
                                        -----------     -----------     -----------    -----------

COSTS AND EXPENSES:
  Research and development                1,913,307       1,245,730       4,731,713      3,564,086
  Sales and marketing                     1,671,194         730,601       4,525,025      1,757,419
  General and administrative                567,320         576,895       1,699,326      1,600,053
                                        -----------     -----------     -----------    -----------
     Total costs and expenses             4,151,821       2,553,226      10,956,064      6,921,558
                                        -----------     -----------     -----------    -----------

OPERATING LOSS                           (4,244,859)     (2,287,849)     (9,124,549)    (6,660,402)
INTEREST INCOME, NET                        743,256         418,083       1,466,980      1,403,503
                                        -----------     -----------     -----------    -----------
     Net loss                           $(3,501,603)    $(1,869,766)    $(7,657,569)   $(5,256,899)
                                        ===========     ===========     ===========    ===========
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                             $(0.32)         $(0.20)         $(0.75)        $(0.57)
                                        ===========     ===========     ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                              11,102,222       9,158,231      10,184,104      9,149,020


  The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

                                                      For the Nine Months
                                                        Ended March 31,
                                                  ---------------------------
                                                       1998          1997
                                                  -------------   -----------
OPERATING ACTIVITIES:
 Net loss                                         $  (7,657,569)  $(5,256,899)
 Adjustments to reconcile net loss to net cash
 used for operating activities -
  Depreciation and amortization                       1,160,888       180,955
  Change in operating items:
   Accounts receivable                               (1,570,861)   (1,492,989)
   Inventories                                       (1,750,215)   (1,296,119)
   Prepaids and other assets                             84,585        85,327
   Accounts payable and accrued expenses               (219,889)    1,179,784
   Other assets                                          (8,635)   (2,827,172)
                                                  -------------   -----------
    Net cash used for operating activities           (9,961,696)   (9,427,113)
                                                  -------------   -----------
INVESTING ACTIVITIES:
 Purchase of property and equipment                  (1,214,627)   (1,131,443)
 Purchase of available-for-sale securities         (449,494,901)            -
 Proceeds from sale of available-for-sale
  securities                                        429,193,953    11,144,257
                                                  -------------   -----------
   Net cash provided by (used for)
    Investing activities                            (21,515,575)   10,012,814
                                                  -------------   -----------
FINANCING ACTIVITIES:
 Sale of common stock, net                           31,659,351             -
 Proceeds from exercise of stock options                131,014        60,463
 Payments made on capital lease obligations             (14,964)      (13,857)
                                                  -------------   -----------
   Net cash provided by financing
    Activities                                       31,775,401        46,606
                                                  -------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS               298,130       632,307
CASH AND CASH EQUIVALENTS:
 Beginning of period                                    275,571        65,042
                                                  -------------   -----------
 End of period                                    $     573,701   $   697,349
                                                  =============   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Cash paid for interest                           $       4,461   $     6,530
                                                  =============   ===========

The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1998 and the statements of operations for the three and nine month periods ended March 31, 1998 and 1997, and the statements of cash flows for the nine month periods ended March 31, 1998 and 1997, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally-accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2. Basic and Diluted Net Loss Per Common and Common Equivalent Share

Basic and diluted net loss per common and common equivalent share was computed by dividing net loss by the basic and diluted weighted average number of shares of Common Stock. In accordance with the requirements of Financial Accounting Standard No. 128, which the Company adopted as of March 31, 1997, common stock equivalents have been excluded from the calculation as their inclusion would be antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Urologix, Inc., incorporated in 1991, develops, manufactures and markets minimally invasive medical devices for the treatment of urological diseases. The Company has developed the Targis System, a non-surgical, anesthesia-free, catheter-based therapy that uses a proprietary microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects over 23 million men worldwide. In August 1997, the Company received Food and Drug Administration (FDA) approval to market the Targis System in the United States and launched the Targis System in the United States during the fourth calendar quarter of 1997. Regulatory approvals necessary to market the Targis System in Japan and the European Union countries were obtained in fiscal year 1997. The Company's Targis System consists of a control unit and a procedure kit, which includes the microwave delivery system incorporated in a catheter, a cooling bag and a rectal thermosensing unit.

The Company markets the Targis System through a direct sales force in the United States. Internationally, the Company has developed broad based relationships with two parties for market development and sales of the Targis System. Boston Scientific Corporation, a worldwide developer, manufacturer and marketer of medical devices, has exclusive distribution rights for the Targis System in all countries outside the United States, except Japan. Nihon Kohden Corporation, a major Japanese developer, manufacturer and marketer of medical devices, has exclusive distribution rights for the Targis System in Japan.

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

RESULTS OF OPERATIONS

Sales increased to $2.5 million and $8.3 million for the three and nine months ended March 31, 1998, respectively, from $1.8 million and $3.7 million, respectively, for the same periods in the prior fiscal year. These increases are due to an increase in shipments of the Targis System to the Company's international distributors resulting from regulatory marketing approvals obtained in the European Union and Japan and initial sales in the U.S. resulting from FDA commercial marketing approval. Sales in the U.S. represented approximately 21% and 16% of total sales for the three and nine months ended March 31, 1998, respectively, versus no U.S. sales in the same periods in the prior fiscal year. Sales in the three months ended March 31, 1998 were negatively impacted by approximately $750,000 due to an inventory shortage of Targis System procedure kits as a result of a purchased component that exhibited an occasional failure. The Company wrote down the affected inventory and began shipping only new procedure kits as they were produced and became available. Sales for the three months ended June 30, 1998 may also be somewhat affected by inventory availability. In addition, the Company recently lowered its internal sales projections as a result of a longer than expected selling cycle for the Targis System and lower than expected utilization rates of Targis System procedure kits. Although sales projections have been lowered, the Company expects sales growth in the next several quarters.

Cost of goods sold includes raw materials, labor and royalties, as well as costs incurred in connection with the production of Targis Systems including manufacturing and quality assurance overhead. Cost of goods sold increased to $2.6 million and $6.5 million for the three and nine months ended March 31, 1998 from $1.5 million and $3.4 million for the same periods in the prior fiscal year, due primarily to the significant increase in sales and production of the Company's Targis System. Cost of goods sold for the three and nine months ended March 31, 1998 includes a charge of $700,000 resulting from the inventory writedown described in the preceding paragraph. The Company expects further increases in cost of goods sold as sales increase and production capacity is increased due to the United States launch of the Targis System. If sales of the Targis System increase, the Company expects cost of goods sold, as a percent of sales, to decrease due to efficiencies obtained from higher production volumes.

Research and development expenses include those costs associated with the development and protection of the Company's intellectual property, treatment of patients participating in clinical trials, the accumulation of outcome data to substantiate clinical results and the preparation and submission of applications for regulatory approvals. Research and development expenses for the three and nine months ended March 31, 1998 increased to $1.9 million and $4.7 million, respectively, from $1.2 million and $3.6 million, respectively, for the same periods in the prior fiscal year, due primarily to costs related to new and on-going clinical studies of the Targis System, costs associated with product development activities related to Targis System improvements and alternative applications for the Company's technology and costs related to the Company's ongoing litigation described in Part II, Item 1. Research and development expenses are expected to increase for the remainder of fiscal 1998 due to continuing clinical study expenses, product development projects to further develop the Company's technologies and the ongoing litigation.

Sales and marketing expenses for the three and nine months ended March 31, 1998 increased to $1.7 million and $4.5 million, respectively, from $731,000 and $1.8 million, respectively, in the same periods in the prior fiscal year due primarily to costs associated with supporting the marketing of the Targis System in Europe and Japan, as well as the Company's U.S. marketing launch of the Targis System. These costs included the hiring of sales and marketing management, preparation of promotional materials, recruitment of field sales representatives and efforts related to obtaining third-party reimbursement for the Targis System. The Company expects sales and marketing expenses to increase as it increases its sales efforts in the United States, including the expected expansion of its direct sales force, and continues supporting its international distributors' sales efforts.

General and administrative expenses for the three months ended March 31, 1998 were substantially the same as the three month period a year ago. General and administrative expenses increased to $1.7 million for the nine months ended March 31, 1998 from $1.6 million in the same period a year ago, due to administrative costs associated with an increase in employees in connection with the Company's growth and commencement of sales activities.

Interest income increased for the three and nine months ended March 31, 1998 from the same periods in the prior fiscal year, due primarily to higher average cash and investment balances resulting from the Company's common stock offering in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of the Targis System. During the nine months ended March 31, 1998, the Company sold 1.725 million shares of common stock in a public stock offering for net proceeds of approximately $31.7 million. During the nine months ended March 31, 1998 the Company used approximately $11.2 million of cash for operating activities and property and equipment purchases, which amounts were funded primarily by proceeds from available-for-sale securities. As of March 31, 1998, the Company had total cash, cash equivalents and available-for-sale securities of $46.7 million, and working capital of $51.1 million.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     As previously reported, on July 30, 1996, the Company filed a lawsuit under seal in United States District Court for the District of Minnesota (the "Court") against BSD Medical Corporation ("BSD") to enforce the terms of a settlement and patent license agreement between the Company and BSD ("the BSD Settlement Agreement"). See "Legal Proceedings" in the Company's Form 10-K
for the year ended June 30, 1997 and in the Form 10-Q for the quarter ended
December 31, 1997.   A trial in front of the Court was held during the third
quarter of fiscal 1998. The timing of the Court's decision is difficult to predict at the current time.

     Although the Company continues to believe that it did not violate the terms of the BSD Settlement, there can be no assurance that the District Court's previous finding that the Company breached the BSD Settlement Agreement will not enable BSD to terminate the BSD Settlement Agreement. Nor can there be assurance that the Court's finding will be reversed on appeal. A final resolution of the lawsuit in favor of BSD could result in patent litigation against the Company. The Company believes that the patent that was the subject of the previous litigation between the Company and BSD is invalid, unenforceable and not infringed by the Company's product.

Item 2.  Exhibits and Reports on Form 8-K

(a) Exhibits
    (27.1)  Financial Data Schedule

(b) Reports on Form 8-K
    During the quarter for which this Quarterly Report is filed, the Company filed no Reports on form 8-K.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE    MAY 14, 1998                    UROLOGIX, INC.
    ----------------------              --------------------------------------
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