Form 10-K
period 1998-06-30
UROLOGIX INC
filed 1998-09-28
CIK 882873

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998
                                       OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from ___________________ to
     ____________________.

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                       (1) COMMON STOCK, $.01 PAR VALUE.
       (2) SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  (X)       No  (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

As of September 1, 1998, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was approximately $47.2 million based on the last reported sales price on that date.

As of September 21, 1998, the Company had outstanding 11,258,133 shares of Common Stock, $.01 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE.

The Company's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1.     BUSINESS
--------------------

OVERVIEW

     Urologix develops, manufactures and markets minimally invasive medical devices for the treatment of urological diseases. The Company's initial product, the Targis System, is designed to treat benign prostatic hyperplasia ("BPH"), commonly known as "enlarged prostate." BPH dramatically affects the quality of life of millions of men often by causing adverse changes in urinary voiding patterns. The Targis System has been approved for marketing in the United States, the 15 European Union countries, Japan and Canada. The Company is currently selling the Targis System outside the United States through distributors and in the United States through its direct sales force.

     The Targis procedure is a non-surgical, catheter-based therapy that uses a proprietary microwave technology that preferentially heats diseased areas of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the pain-sensitive urethral tissue. Because the urethra is protected from heat and is not punctured or penetrated, a Targis procedure can be performed without general or regional anesthesia or intravenous sedation. Accordingly, the procedure can be performed in a low cost setting such as a physician's office or an outpatient clinic. The Company believes that the Targis System provides an efficacious, safe and cost effective procedure for the treatment of BPH without the complications and side effects inherent in most current treatments, and as such, is well positioned to address the needs of physicians, patients and payors.

     The Company's clinical studies demonstrated that most patients who received the Targis therapy experienced a significant improvement in BPH symptoms and urine flow rates, minimal complications and post-treatment discomfort, and were able to return to normal activities within a few days. As of September 15, 1998, more than 800 patients affected with BPH have been treated with the Company's Targis System in controlled clinical studies, including 98 patients with three-year follow-up data and 23 patients with four year follow-up data. The Company submitted results of its clinical studies to the United States Food and Drug Administration (the "FDA") in its premarket approval application ("PMA") in February 1997 and subsequently received FDA approval to market the Targis System in August 1997.

     The Company markets the Targis System in the United States through a direct sales force. Beginning with the hiring of its Executive Vice President of Sales and Marketing in February 1997, the Company has developed a sales and marketing team consisting of sales and marketing management, product managers, communication specialists and direct domestic sales representatives, who are all dedicated to marketing the Targis System. The Company has hired and trained eight sales representatives and is actively recruiting additional sales representatives. Outside the United States, the Company has developed broad-based relationships with two parties for market development and sales of the Targis System. Boston Scientific Corporation ("Boston Scientific"), a worldwide developer, manufacturer and marketer of medical devices, markets the Targis System in all countries outside the United States, except Japan. Nihon Kohden Corporation ("Nihon Kohden"), a major Japanese developer, manufacturer and marketer of medical devices, markets the Targis System in Japan. Both Boston Scientific and Nihon Kohden have marketing and sales specialists dedicated to the Targis System.

BENIGN PROSTATIC HYPERPLASIA

     BPH is a non-cancerous urological disease in which the prostate enlarges and constricts the urethra. Symptoms associated with BPH affect the quality of life of millions of sufferers worldwide and BPH can lead to irreversible bladder or kidney damage. The prostate is a walnut-size gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. The prostate produces seminal fluid and plays a key role in sperm preservation and transportation. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate that are located primarily lateral, medial and anterior to the urethra (the "transition zone") begin to grow at an increasing rate. As the transition zone of the prostate expands, it compresses or impinges upon other portions of the prostate gland and the urethra, thereby restricting the normal passage of urine. This constriction of the urethra may require a patient to exert excessive bladder pressure to begin urination. If the patient cannot generate sufficient force to adequately void urine from the bladder, the possibility of infection and bladder and kidney damage increases. BPH patients also typically suffer from a variety of troubling symptoms, which primarily relate to changes in urinary voiding and may have a significant impact on a patient's quality of life. These symptoms include:

     . increased frequency of urination  . stopping and starting of flow
         during the day and night            during urination
     . sudden urge to urinate            . weak flow of urine
     . difficulty in starting urination  . sensation of incompleteness in emptying of the bladder

     The American Urological Association ("AUA") has developed and statistically validated a system of evaluating and monitoring BPH symptom severity called the AUA Symptom Score. This score is composed of the sum of the patient's responses to seven questions generally relating to the symptoms described above. The patient ranks a symptom on a scale of 0-5, with 5 being most severe. The Agency for Health Care Policy and Research ("AHCPR") has recommended that patients with a total score of less than 8 not be considered candidates for BPH treatment of any kind. A patient with a total score of 8 to 19 is considered to have moderate symptoms of BPH, and a patient with a total score of 20 or greater is classified as having severe symptoms. Other methods of diagnosing BPH and its severity include measuring urinary flow rates (a ratio of the volume of urine voided to duration of voiding expressed in milliliters per second), pressure flow data (intravesical pressure required to urinate) and residual urine in the bladder after voiding.

     Evidence of BPH typically begins to appear in men in their 50s, and by age 70, the quality of life of most men is negatively affected by BPH symptoms. Medical sources estimate that the percentage of men suffering from symptoms of BPH is approximately 30% for men in their 50s and increases to more than 75% for men over age 80. The following chart sets forth the Company's estimates of the number of men, both in the United States, and in Europe, Japan and Canada, who suffer moderate to severe symptoms of BPH and reduced urine flow rates, and the approximate number of men who elected to pursue treatment for their symptoms in 1996:

                                                  EUROPE, JAPAN
MALE POPULATION                    UNITED STATES   AND CANADA       TOTAL
---------------                    -------------  -------------  -----------

Over age 50                        31 million     90 million     121 million
Moderate to severe BPH symptoms
  and reduced urine flow rates     6 million      17 million     23 million
Treated for BPH                    1.7 million    1.7 million    3.4 million

     Because BPH is an age-related disorder, the number of men with moderate to severe symptoms of BPH is expected to double in the United States by the year 2020 as a result of the aging population. The Company expects similar increases to occur worldwide. Total BPH related expenditures in the United States are currently estimated to be approximately $3 billion annually. Outside the United States, BPH expenditures are currently estimated at $5 billion annually. Europe and Japan are estimated to account for 70% of the BPH treatment market outside the United States.

     With the introduction of drug therapies, which cause fewer complications than surgery, as well as substantial advertising by pharmaceutical companies, the number of men receiving treatment has grown dramatically over the last few years. As the above table indicates, however, the vast majority of men with moderate to severe symptoms of BPH and reduced urine flow rates have elected to live with the symptoms of this chronic disease rather than pursue any of the currently available treatments. The Company believes the percentage of men with moderate to severe symptoms of the disease who seek treatment will increase in the future as a result of increased awareness of the disease and the development of treatments, like the Targis System, that are less invasive and result in less severe complications and side effects than traditional treatments.

BPH THERAPIES AND THEIR LIMITATIONS

     Historically, over 70% of men suffering moderate to severe symptoms of BPH in the United States have elected to live with the discomfort and inconvenience of the disease, an approach known as "watchful waiting." This has been due primarily to a lack of understanding of the disease and limitations of existing therapies. For many BPH sufferers, watchful waiting may represent only a temporary option due to the significant impact BPH has on a patient's quality of life. Of those receiving treatment in the United States, approximately 85% elect drug therapy and approximately 15% elect surgical intervention. The Company believes that many health care payors have encouraged watchful waiting or drug therapy over surgical intervention due in large part to the costs and potential complications of surgical therapies.

     Drug Therapy

     Drug therapy for BPH has been available in the United States since the FDA approved marketing of four orally administered pharmaceutical products-- Proscar (sold by Merck & Co., Inc.) in 1992, Hytrin(R) (sold by Abbott Laboratories) in 1993, Cardura(R) (sold by Pfizer Inc.) in 1995 and FLOMAX(R) (sold by Boehringer Ingelheim Pharmaceuticals, Inc.) in 1997. Drug therapy was used by approximately
1.5 million men in the United States in 1996 for the treatment of BPH symptoms. The Company believes the dramatic acceptance of drug therapy in the short period since FDA approval is due to extensive drug company marketing, resulting in increased patient awareness, and the desire of these patients for effective treatments which have less severe complications and side effects than currently available surgical procedures. The annual cost of drug therapy is approximately $1,300 to $1,400 in the first year, and the typical total cost ranges from $12,000 to $17,000, depending on the age of the patient when drug therapy is initiated. Drug therapy requires daily administration for the duration of the patient's life.

     Alpha blockers, such as Hytrin(R), Cardura(R), and FLOMAX(R) treat BPH by relaxing the muscles in the prostate and bladder neck to relieve urethral obstruction. While alpha blockers have demonstrated some ability to relieve a patient's BPH symptoms and improve urine flow rates, they still carry the potential for significant side effects such as dizziness, headache, asthenia (shortness of breath) and fatigue. Proscar(R) is designed to treat BPH by shrinking the prostate. As much as six months of Proscar(R) treatment may be necessary to determine efficacy and, after 12 months, at least 40% of patients taking Proscar(R) do not experience an increase in urine flow rate or improved AUA symptom scores. Side effects for Proscar(R) include impotence and decreased libido. An estimated 30% to 40% of those patients who initially pursue drug therapy discontinue treatment within 12 months due to various reasons including ineffectiveness, side effects and the burdens of compliance and cost.

     Surgical Treatments for BPH

     Surgical treatments for BPH typically use various means to completely remove the prostatic urethra along with a substantial portion of the diseased tissue within the prostate. Approximately 1.0 million prostatic surgeries were performed worldwide in 1995, of which 216,000 were performed in the United States. The reimbursement of a prostatic surgery ranges from approximately $7,000 to $12,000 in the United States. Because the average age of a patient undergoing prostatic surgery in the United States is 66, Medicare is the primary payor for these surgeries. The current average Medicare reimbursement for surgery and associated complications is approximately $8,600.

     The most common surgical procedure for the treatment of BPH is transurethal resection of the prostate ("TURP") whereby a rigid instrument is inserted into the patient's urethra through which the surgeon passes an electrosurgical loop that is used to remove the urethra and the diseased tissue within the prostate. While TURP has been the established standard for treating BPH since the 1930s, this procedure requires general or spinal anesthesia and almost always requires post-treatment hospitalization. The Company estimates approximately 800,000 TURPs were performed worldwide in 1995, making it the second most common surgical procedure performed on men over age 55. During the past several years, the number of TURPs performed worldwide has been decreasing, which the Company believes is due to increased awareness of the complications of surgery and the availability of drugs as an alternative treatment. While TURP results in a dramatic improvement in urine flow in 90% of the patients and a reduction in the AUA Symptom Score in 85% of the patients, a significant number of patients experience serious complications. Virtually all patients experience a burning sensation upon urination that lasts for up to three weeks following the procedure. Other complications, as reported by AHCPR, include retrograde ejaculation--the reverse flow of semen--(73.4% of patients), infection (15.5%), impotence (13.6%), excessive hemorrhaging requiring transfusion (12.5%), immediate surgery to stop the bleeding (2.0%), long-term incontinence (3.1%) and urethral stricture (3.1%). In addition, approximately 1.5% of TURP patients die as a result of the procedure and related complications. The TURP procedure requires a highly skilled surgeon with extensive training, and the incidence of these complications may be affected by the experience of the surgeon performing the TURP. At least 10% of TURP patients develop BPH symptoms again and require retreatment within five years.

     Other surgical techniques have been developed in an attempt to address the complications and side effects of TURP. The three most prevalent procedures are:
(i) transurethral incision of the prostate ("TUIP"); (ii) transurethral vaporization of the prostate ("TVP"); and (iii) laser assisted prostatectomy. TUIP is a surgical procedure performed under general or spinal anesthesia, whereby a surgical cutting tool is passed through a cystoscope in the urethra to make one or more incisions in the prostatic urethra near the bladder neck, thereby reducing urethral obstruction. TVP is a surgical procedure performed under general or spinal anesthesia, similar to a TURP, except the electrosurgical element is a tissue vaporizing cylinder or ball rather than a loop. TVP removes the prostatic urethra and vaporizes and coagulates prostatic tissue, thereby widening the channel for urinary flow. Laser assisted prostatectomy includes two similar procedures--visual laser ablation of the prostate ("V-LAP") and contact laser ablation of the prostate ("C- LAP"), in which a laser fiber catheter is guided through a cystoscope and used to ablate and coagulate the prostatic urethra and prostatic tissue. Recently, studies have been conducted using holmium lasers to surgically remove the prostatic urethra and tissue. While these alternative surgical treatments have been effective in reducing some side effects associated with a TURP, such as reduced risk of blood loss, they still remove or damage the urethra, require general or regional anesthesia and are performed in an operating room.

     Less-Invasive BPH Treatments

     In an effort to eliminate hospitalization and the complications arising from surgical treatments, other technologies have been developed or are under development for the treatment of BPH. Two of these technologies being marketed in the United States are interstitial radio frequency therapy ("RF") and interstitial laser therapy. In an interstitial therapy procedure, a rigid scope is inserted into the patient's urethra and either needle electrodes or laser fibers pierce the urethra and are advanced into the lobes of the prostate. RF or laser energy is then delivered, causing necrosis of the surrounding tissues. Due to the limited amount of tissue necrosis caused by each electrode or laser fiber, multiple punctures of the urethra are required during this procedure in order to coagulate a sufficient amount of tissue. The Company believes that a highly trained and skilled physician is required to make judgments regarding the number and depth of punctures and to effectively perform the procedure. While these procedures are designed to be performed in approximately 30 to 45 minutes using local anesthesia, the Company believes that intravenous sedation or regional anesthesia will be required in addition to local anesthesia in most patients due to the need to repeatedly puncture the urethra and manipulate the large, rigid instrument within the urethra. As a result, the Company believes that it will be difficult to consistently perform interstitial therapies in an office setting.

     Several companies, including Urologix, Inc., have developed or are developing transurethral microwave thermotherapy technology for the treatment of BPH. See "Competition." Other technologies to treat BPH have been developed or are under various stages of development, including stents, dilatation balloons, transurethral and transrectal hyperthermia and high intensity focused ultrasound.

THE UROLOGIX APPROACH

     The Targis System is a non-surgical, catheter-based technology to treat BPH. The Targis System utilizes a proprietary microwave technology, delivered through a flexible catheter, that preferentially heats the diseased area of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the pain sensitive urethral tissue. The Targis procedure does not require punctures or incisions, thereby leaving the urethra intact. As a result, the procedure can be performed without general or regional anesthesia or intravenous sedation. Consequently, the procedure has been, and is expected to be, performed in an outpatient setting and does not require an overnight hospital stay. Unlike other FDA-approved microwave-based systems, the Company's Targis System employs proprietary preferential heating to target energy away from the rectum and impedance matching to maximize energy delivery to the diseased prostatic tissue. In addition, the Targis System's Control Unit is either substantially smaller than other microwave-based systems or does not require shielding, and thus more easily transportable. The Company believes that this will make the Targis System easier to use in outpatient settings, which are generally less costly than operating rooms.

     The Company's clinical studies demonstrated that most patients who received the Targis procedure experienced a significant improvement in AUA Symptom Scores and urine flow rates, minimal complications and post-treatment discomfort, and were able to return to normal activities within a few days.

TARGIS SYSTEM

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

     In a Targis procedure, the Targis Catheter is inserted into the urethra and the RTU is inserted into the rectum. Chilled water is then circulated through the catheter. The coolant is designed to lower the temperature of the urethra to protect it from heat and discomfort. When the urethra is sufficiently cooled, the microwave energy is turned on. Temperatures in the urethra and rectum are monitored continuously to ensure that the appropriate level of energy is supplied. The targeted prostatic tissue that is sufficiently heated by the microwave energy is necrosed. Following treatment, a small catheter is inserted and the patient is released. The small catheter is typically left in place for two to four days to drain urine while swelling subsides. Following necrosis of the prostatic tissue, pressure on the urethra is decreased and BPH symptoms are reduced.

     The exposure time required to produce cell death decreases exponentially with increasing temperatures. Virtually all cells heated to above 45 degrees C for one hour will die. As temperatures increase above 45 degrees C, the time required for cell death decreases. The challenge to providing effective microwave therapy relates to producing and maintaining adequate temperature elevation in the diseased tissue while, at the same time, preventing excessive thermal exposure to the urethra and the rectum, as well as the internal and external urinary sphincters. Protection against injury to the rectum is particularly important, as serious complications could occur should the rectum be thermally damaged. Protection of the urethra is important because it decreases the pain associated with the procedure and shortens recovery time. In addition, protection of the external and internal urinary sphincters maintains urinary continence and may preserve ejaculatory function.

     Continuous energy delivery is required to most effectively necrose diseased tissue in the prostate and thereby relieve BPH symptoms. The prostate is highly vascularized and, in response to increased temperature, blood supply within the prostate is dramatically increased during therapy. This produces an efficient heat sink which reduces the temperature in the prostate beneath the temperature threshold required for cell death within only a few minutes after microwave energy is discontinued. In order to prevent damage to the rectum, FDA guidelines provide that rectal temperatures not exceed 42.5 degrees C. If this temperature is exceeded, microwave energy is discontinued to allow the rectal temperature to decrease. Because of the time/temperature relationship to cell death, a decrease in temperature in the prostate below the threshold for cell death during the treatment has a diminished effect on treatment outcome.

     The Company's Targis System addresses these challenges through a unique integration of the following proprietary technologies.

     Transurethral Microwave Heating and Catheter Cooling

     A specially designed antenna within the Targis Catheter radiates microwave energy, at approximately 915 MHz, preferentially into the prostatic tissue. The tissue absorbs this energy, and heat is inductively generated to increase tissue temperature above 45 degrees C. Meanwhile, chilled water is circulated through outer channels in the catheter to draw heat away from the surface of the urethra, thereby cooling it and protecting it from damage. This combination of inductive microwave heating and conductive urethral cooling results in a temperature pattern which varies in a predictable and controllable way within the prostate, starting relatively low at the urethral surface, increasing in temperature rapidly within the prostate and then decreasing toward the capsule at the perimeter of the gland.

     The Company's human clinical studies demonstrated that the Targis procedure produced and maintained an extensive zone within the prostate which exceeded 45 degrees C and consistently produced tissue necrosis in all patients evaluated. Because of urethral cooling, however, the temperature close to the urethra was only slightly elevated. The Targis System is designed to maintain urethral temperatures below 45 degrees C during the Targis procedure, thus providing a crucial barrier to pain and allowing the procedure to be accomplished in a physician's office or outpatient setting without the need for general or regional anesthesia or intravenous sedation. In addition, post-therapy recovery is improved as compared to existing surgical procedures because the urethra remains intact.

Preferential Heating and Continuous Energy Delivery

     Because the rectum is located close to the prostate, some of the thermal energy from the heated prostate conducts into the rectal tissue. Serious complications could result from significant temperature increases to the rectal tissue; therefore, the prostate tissue closest to the rectum must be prevented from reaching temperatures that could be damaging. The Company has a patented technology that enables the delivery of microwave energy in a radially preferential fashion. This is employed to direct a greater amount of energy toward the anterior and lateral regions of the prostate than toward the rectum. With the use of preferential heating, limitations on heat delivery into the prostate imposed by the proximity of the prostate to the rectum are minimized. The Company's Targis System is designed to continuously deliver greater amounts of energy to the diseased areas of the prostate, resulting in sustained higher temperatures in these areas, a larger area of cell death and thus a more effective treatment.

     The Targis System is designed to maintain rectal temperatures beneath the FDA's guideline of 42.5 degrees C. Only on rare occasions in the Company's clinical trials or subsequent treatments has a patient's rectal temperature reached 42.5 degrees C. In the event that this limit is reached, the Targis System is designed to automatically shut off microwave power until the rectal temperature returns to an acceptable level. Attempts by others to use microwave energy non-preferentially to heat the prostate have been hindered by frequent elevation of rectal temperatures which cause treatment to be temporarily suspended until rectal temperatures decrease.

     Impedance Matching and Heat Generation

     Transfer of microwave energy from the antenna in the Targis Catheter to the prostate tissue is affected by the balance between the electrical impedance of the antenna and the tissue surrounding it. Without adequate matching of the antenna to its environment, a large portion of the electrical energy can be reflected back through the antenna cable instead of being radiated to the prostate as intended, which may cause two compromising effects. The reflection of microwave energy may cause radiant emissions to occur along the transmission cable and could result in temperature elevation to areas outside the target tissue in the prostate. More importantly, a mismatched system may result in the antenna generating resistive heat. This heat is absorbed by the cooling channels within the catheter, thereby diminishing the catheter's heat carrying capacity. This can be important because changes to the temperature of the catheter's cooling fluid result in urethral temperature changes. The Targis System addresses these problems by diminishing the amount of energy reflected and therefore maximizing the radiation of energy in the prostate by matching the electrical impedance of the antenna with the surrounding tissue for each patient prior to treatment.

     Controlled Energy Delivery

     The Targis Catheter utilizes a helical shaped antenna, which produces an electrical field that is confined to a region of the prostate gland closely related to the antenna length. Beyond the antenna's boundaries, the electrical field strength drops rapidly, thus little induced heat is generated beyond the length of the antenna. Within its length, the field is generally uniform, resulting in uniform heat induction along the antenna length. This ensures effective control over the zone of tissue damage and provides better assurance against injury to the internal or external urinary sphincters, which could affect ejaculation and urinary control.

CLINICAL STATUS

     As of September 15, 1998, more than 800 patients affected with BPH had been treated with the Targis System in controlled clinical studies. These patients were treated at 20 clinical sites in the United States, Europe, Canada and South America. The primary endpoints of the Company's clinical trials were to reduce the patient's AUA Symptom Scores, increase flow rate during urination and improve the patient's quality of life, with minimal complications.

     The combined results of the Company's clinical trials indicate that the Targis System was effective in reducing AUA Symptom Scores by 56% at three months and that the results were maintained for at least three years. The data also demonstrated that the Targis procedure increased peak flow rates for patients with a mean increase of 4 ml/sec at six months and that the flow rate increase was maintained to the three year time point. The Company has patient quality of life data from the 491 patients from whom the Company has received one-year follow-up data. These patients were asked a statistically validated quality of life assessment question to evaluate how they would feel living the rest of their life with their current BPH symptoms. At 12 months following their Targis procedures, 75% of these patients indicated they would be satisfied, an increase from only 4% giving the same response prior to treatment. There can be no assurance that future clinical results will be consistent with those achieved to date.

     Of the 714 patients from whom the Company has received follow-up data, no patient needed an anesthetist or anesthesia services during the treatment, and 88% of the patients spent one day or less in bed following the Targis treatment. Of these 714 patients, there were no cases of long-term incontinence, impotence or significant bleeding resulting from the Targis procedure. Twelve percent of patients experienced urinary retention which required catheterization for more than one week. All of these cases were resolved within 30 days. Additionally, 7% of the patients experienced an episode of urinary tract infection which was treated and resolved with routine antibiotic therapy, and less than 1% experienced urethral stricture requiring intervention. Other minor complications included epididymitis (4%), loss of ejaculate (4%), and transient urinary incontinence (3%).

SALES AND MARKETING

     The Company's marketing strategy includes (i) conducting and reporting the results of controlled clinical studies of the Targis System with leading clinical investigators around the world, (ii) demonstrating the cost effectiveness of the Targis System to governmental and commercial payors, and
(iii) educating urologists and BPH patients on the safety, efficacy and other benefits of the Targis System.

     United States

     The Company markets the Targis System in the United States through a direct sales force. Beginning with the hiring of its Executive Vice President of Sales and Marketing in February 1997, the Company has developed a sales and marketing team consisting of sales and marketing management, product managers, communication specialists and direct domestic sales representatives, who are all dedicated to marketing the Targis System. The Company has hired and trained eight sales representatives and is actively recruiting additional sales representatives. As of September 15, 1998, the Company employed a total of 26 individuals in its sales and marketing department.

     The Company targets its sales to urologists who practice in high-volume prostate treatment groups and urologists who are opinion leaders in BPH
treatment methods.   The Company currently has more than 30 Targis Control Units in operation at academic and urologic centers in the United States. The Company believes that the demographics of urologists and their practices in the United States will allow for an effective direct selling strategy.

     In the United States, the Company offers urologists and hospitals the option to either purchase the Targis System Control Unit or to lease it through a third party. The list prices for the purchase of a Control Unit and Procedure Kit are $150,000 and $1,200, respectively.

     International

     The Company has developed broad-based relationships with Nihon Kohden and Boston Scientific for market development and sales of the Targis System in Japan and all other foreign countries outside Japan, respectively. Both companies have dedicated marketing and sales specialists for the Targis System.

     The Company entered into an international distribution agreement with Boston Scientific in 1996. Under the agreement, Boston Scientific was granted exclusive distribution rights for the Company's Targis System in all countries outside the United States and Japan for a period of five years ending in 2001. Under the agreement, Boston Scientific agreed to purchase certain minimum numbers of the Company's Control Units and Procedure Kits. The Company is currently working with Boston Scientific to adjust the minimum purchase requirements to reflect the fact that Boston Scientific has a significant inventory of the Company's products. Prior to entering into this distribution agreement, Boston Scientific made equity investments in the Company.

     In 1994, the Company entered into a distribution agreement with Nihon Kohden which granted Nihon Kohden exclusive distribution rights for the Company's Targis System in Japan for a term ending in the year 2000. Under the agreement, Nihon Kohden agreed to purchase certain minimum numbers of the Company's Control Units and Procedure Kits. The Company is currently working with Nihon Kohden to adjust the minimum purchase requirements to reflect the fact that Nihon Kohden has an adequate inventory of the Company's products. Nihon Kohden made an equity investment in the Company concurrently with entering into this distribution agreement.

     Although the Company intends to work with these distributors to improve the Company's international sales, in light of the significant inventory levels of Boston Scientific and Nihon Kohden of the Company's products, the Company expects minimal fiscal 1999 international sales.

MANUFACTURING

     The Company's Targis System consists of the Targis Control Unit and the Targis Procedure Kit, which includes the Targis Catheter, Cooling Bag and Rectal Thermosensing Unit. The Targis Control Unit is currently manufactured by SeaMED Corporation ("SeaMED") of Seattle, Washington to the Company's specifications under a supply agreement that expires in February 1999. SeaMED, a contract manufacturer for various medical device companies, has a manufacturing facility in which it produces Class III medical devices. Currently, the Company manufactures a key component of the Targis Control Unit, the microwave generator, and provides it to SeaMED for incorporation into the final Targis Control Unit. Although the Company expects that SeaMED will be able to adequately meet demand for the Targis Control Unit on a timely basis for the foreseeable future, there can be no assurance that this will be the case.

     The Targis Procedure Kits are assembled by the Company, using materials and components supplied to the Company by various subcontractors and suppliers, as well as components fabricated by the Company. Several of the components are currently available to the Company through only one vendor. Wherever possible and practical, the Company intends to develop alternative sources for every critical component. Where alternative sourcing is not possible, the Company intends to enter into supply agreements with each component provider. Nevertheless, failure to obtain components from such providers or delays associated with any future component shortages, particularly as the Company increases its manufacturing level could have a material adverse effect or the Company's business, financial condition and results of operations.

     The Company's manufacturing operations must comply with the FDA's quality system regulation, which includes, but is not limited to, the FDA's GMP requirements, and with certain requirements of state, local and foreign governments, which establish requirements for assuring quality by controlling components, processes and document traceability and retention, among other things. In June 1997 and July 1998, the FDA conducted inspections of the Company's manufacturing facility, in which the Company's facility, documentation and quality control systems were determined to be satisfactory and no significant deficiencies of GMP were raised with the Company. The Company's facilities will also be subject to periodic inspections by the FDA and by other auditors. The Company believes that its manufacturing and quality control procedures meet the requirements of these regulations, and has established training and self-audit systems designed to ensure compliance.

     The Company has received ISO 9001 certification indicating compliance of the Company's manufacturing facilities with European standards for quality assurance and manufacturing process control. The Company has also received CE mark certification, which allows it to affix the CE Mark to its product and market it in the European Union. In addition, the Targis System has been approved for marketing by the Japanese Ministry of Health and Welfare. As of September 15, 1998, the Company employed 57 individuals in its manufacturing department.

RESEARCH AND DEVELOPMENT

     The Company intends to build upon its clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. The Company's research and development efforts are currently focused on improving the function and features of the Targis System, reducing the production cost of the components in the Targis System and investigating other applications for its technologies. This effort includes development of enhanced components of the Targis Procedure Kit. The Company also believes that its core technologies may have other medical applications for prostatic diseases, including malignancies.

     During the fiscal years ended June 30, 1998, 1997 and 1996, the Company spent $6.7 million, $5.0 million, and $4.8 million, respectively, in its research and development efforts. As of September 15, 1998, the Company employed 21 individuals in its research and development department.

THIRD-PARTY REIMBURSEMENT

     The Company believes that third-party reimbursement will be essential to commercial acceptance of the Targis procedure, and that overall cost effectiveness and physician advocacy will be keys to obtaining such reimbursement. The Company believes that the Targis procedure can be performed for a substantially lower total cost than surgical treatments for BPH or continuous drug therapy. Consequently, the Company believes that third-party payors seeking procedures that provide quality clinical outcomes at a lower cost will reimburse the Targis procedure.

     The Company's strategy for obtaining reimbursement in the United States has been to obtain appropriate reimbursement codes and perform outcome studies in conjunction with clinical studies to establish the cost effectiveness of the Targis procedure as compared to surgical and drug treatments for BPH. The Company plans to use this information when approaching health care payors to obtain reimbursement authorizations.

     The Company estimates that 60% to 80% of patients who receive a Targis treatment in the United States are eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or be private-paying patients.

     The United States Health Care Financing Administration ("HCFA"), which establishes coverage policies for Medicare carriers, can either make national coverage reimbursement determinations or allow local Medicare carriers to adopt, modify or ignore model reimbursement policies. Because HCFA has not made a national coverage determination regarding transurethral microwave therapy, local Medicare carriers have each made their own coverage decisions. Based on communications with various local Medicare carriers, the Company believes that coverage for transurethral microwave therapy for BPH is currently available in 49 states. In addition, a group of medical directors from local Medicare carriers, known as the

Medicare Carrier Urology Workgroup, has outlined a model policy for coverage of transurethral microwave therapy for BPH and has recommended that Medicare carriers adopt the model policy. The Company believes that as more clinical data are published, HCFA may consider making national coverage decision for transurethral microwave therapy for BPH. Despite these indications and recommendations, there can be no assurance that reimbursement will be available to providers.

     For those states where coverage is available from the Medicare carrier, physicians' professional fees will be reimbursed for performing a Targis procedure based on a Current Procedural Terminology ("CPT") code. CPT codes are established by the American Medical Association's CPT Editorial Panel. This Panel approved the addition of a CPT code and relative value for physicians to use when submitting claims for performing transurethral microwave therapy.
This code has been published in the 1998 CPT book, which became available in November 1997. The Company believes that the existence of this code makes it easier for physicians to adopt the Targis procedure. Reimbursement for hospitals by Medicare fiscal intermediaries (Medicare administrators for hospitals) for the cost of the Targis System and other costs related to a Targis procedure (other than the physician's professional fee) is cost-based when submitted by hospitals to the Medicare fiscal intermediary.

     HCFA has recently proposed and published in the Federal Register new rules for reimbursement of certain procedures in Ambulatory Surgery Centers ("ACSs"). and hospital outpatient departments. The proposed hospital outpatient rules create a system known as Ambulatory Patient Classifications ("APCs") for procedures performed in hospital outpatient departments. This system is similar in some respects to Diagnostic Related Groups ("DRGs") used by HCFA to reimburse for hospital inpatient surgical procedures.

     Because the proposed rules were recently published, the Company has not completed its evaluation of the potential impact if the proposed rules are adopted. If the reimbursement amounts proposed for the categories of procedures that would include the Targis procedure are adopted as proposed, however, they could have a negative impact on the Company's current list selling prices and gross margins. The proposed rules are in a comment period and the Company intends to comment on the proposed rules. The Company believes that a number of
other affected organizations also intend to comment on the proposed rules.   In
addition to commenting on the proposed rules, the Company is currently assessing other actions to influence the proposed rules.

     Although the rules were proposed to be effective on January 1, 1999, the Company has been advised that the proposed rules, if adopted, would most likely
not take effect until the year 2000.   There can be no assurance, however, that
the rules will not be implemented or that they will not take effect earlier than the year 2000.

     Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon "usual and customary" fees established for CPT codes.

     There can be no assurance that the Company will receive favorable coding, coverage and reimbursement determinations for its Targis System from Medicare and other payors or that amounts reimbursed to physicians for performing a Targis procedure will be sufficient to encourage physicians to use the Company's Targis System.

     Internationally, reimbursement approvals for the Targis procedure will be sought on an individual country basis. Some countries currently have established reimbursement authorizations for transurethral microwave therapy. Reimbursement approvals have been obtained through Nihon Kohden Corporation for the Targis System in Japan. The Company and its marketing partner, Boston Scientific, are actively pursuing reimbursement approvals on a country-by-country basis throughout Western Europe. Clinical studies and physician advocacy will be used to support reimbursement requests in countries where there is currently no reimbursement for such procedures.

PATENTS AND PROPRIETARY RIGHTS

     The Company aggressively pursues protection of its intellectual property
and has been issued a number of United States patents.   The Company also has
patent applications pending in the United States and in a number of foreign jurisdictions and intends to file additional patent applications in the future.

     The United States patents issued to the Company claim methods and devices which the Company believes are critical to providing a safe and efficacious treatment for BPH. Several of the claims under these patents relate to devices and methods for preferentially limiting the amount of microwave energy directed toward the rectum. Because cell death is a function of time and temperature and because the rectum is in close proximity to the prostate, the Company believes preferential heating is critical to enable continuous delivery of energy to achieve an adequate zone of necrosis to durably treat BPH while not endangering the rectum.

     The Company also has several issued patents and pending applications relating to its gamma-matched, helical-dipole microwave antenna. For a microwave antenna to radiate energy efficiently, it must be impedance matched to its environment. Further, the antenna design controls the evenness of the heating and the area to be heated. The Company has been issued patents covering various designs and methods of its helical microwave antenna with impedance matching.

     There can be no assurance that these patents, or any patents that may be issued as a result of existing or future applications, will offer any degree of protection from competitors or that any of the Company's patents or applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to manufacture or market its Targis System in the United States or in international markets. Further, there can be no assurance the Company's Targis System does not infringe upon the patent rights or other intellectual property rights of other companies, that the Company will not be required to seek licenses from other companies or that other companies will not pursue claims of infringement against the Company.

     Other companies have developed or are in the process of developing medical methods and devices to transurethrally treat BPH with microwave energy. Several companies have applied for, and in some cases received, patents related to such medical methods and devices. One company, BSD Medical Corporation ("BSD"), initiated a patent infringement lawsuit against the Company in 1992. The Company chose to settle that lawsuit in March 1994 by entering into a settlement agreement with BSD ("the 1994 BSD Settlement Agreement"), under which BSD granted the Company a license for the patent at issue, as well as several other patents. In May 1998 the Company entered into a settlement agreement ("1998 Agreement") with BSD

Medical Corporation and Thermatrix, Inc. which resolved a dispute about the 1994 BSD Settlement Agreement. Under the terms of the 1998 Agreement, the Company paid a total of $5.0 million and now holds a fully-paid, non-cancellable, non-exclusive, worldwide license from BSD Medical and Thermatrix, Inc. with respect to patents relating to the microwave treatment of BPH and other urological diseases.

     In August 1996, the Company entered into a non-exclusive, worldwide patent license agreement with EDAP TMS S.A., a French corporation, and its subsidiary, EDAP Technomed, Inc. (collectively referred to as "EDAP") for certain EDAP patents relating to the microwave treatment of BPH.

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

     The primary manufacturer of equipment used in the TURP procedure is ValleyLab, a subsidiary of Pfizer, Inc. In addition, Trimedyne, Inc., C.R. Bard, Inc., Coherent, Inc., Surgical Laser Technologies, Inc., Circon Corporation, Richard Wolf GmbH, Karl Storz GmbH & Company and ProSurg Corp. all manufacture equipment used in alternative surgical procedures. Drugs for the treatment of BPH are marketed by Abbott Laboratories (Hytrin(R)), Merck & Co., Inc. (Proscar(R)), Pfizer, Inc. (Cardura(R)) and Boehringer Ingelheim Pharmaceuticals, Inc. (FLOMAX(R)). Companies that have developed or are developing less invasive interstitial therapies include Johnson & Johnson, Dornier Medical Systems, Inc., Diomed Ltd., VidaMed, Inc. and U.S. Surgical Corporation. Other companies have developed or are developing less invasive microwave thermotherapy systems for the treatment of BPH including EDAP, Lund Instruments, Thermatrix, Inc. and Dornier Medical Systems, Inc. The Company is aware of additional companies that have developed or are developing technologies for the treatment of BPH, including Boston Scientific Corporation, InStent Inc., a subsidiary of Medtronic, Inc., Argomed, Inc., Celsion Corporation, Thermal Therapeutics, Inc. and FOCUS Surgery, Inc. These technologies include stents, dilatation balloons, transurethral and transrectal hyperthermia, and high intensity focused ultrasound.

     The Company expects that competition in the BPH field will be based, among other things, on the ability of the therapy to provide safe, effective and lasting treatment, cost effectiveness of the therapy, acceptance of the procedure by physicians, health care payors and patients, patent position, marketing and sales capabilities, and third-party reimbursement policies. Another factor in competition may be the timing of market introduction of competitive products.

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

     Prior to commercial sale in the United States, most medical devices, including the Company's products, must be cleared or approved by the FDA. In general, the regulatory process can be lengthy, expensive and uncertain, and securing FDA clearances or approvals may require the submission of extensive clinical data together with other supporting information to the FDA. Medical devices such as the Targis System are classified into one of three classes, Class I, II or III, on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Generally, Class III devices are those that must receive approval of a PMA by the FDA to ensure their safety and effectiveness. They are generally life-sustaining, life-supporting or implantable devices and also include most devices that were not on the market before May 28, 1976 and for which the FDA has not made a finding of "substantial equivalence" based upon a 510(k).

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

     If a new device is not found to be substantially equivalent to a legally marketed predicate device, a PMA must be filed with and approved by the FDA before the product may be marketed. The PMA process is significantly more complex than the 510(k) process. The PMA process requires the performance of at least two independent, statistically significant clinical studies that must demonstrate the safety and effectiveness of the device in order to obtain FDA approval of the PMA. The PMA process is expensive and often lengthy, typically requiring several years, and may never result in approval. If the device presents a "significant risk", the manufacturer or the distributor of the device must obtain approval of an IDE from the FDA prior to commencing human clinical trials in support of the PMA. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA (or the FDA does not notify the sponsor 30 days after receipt of the application that the trials may not begin) and one or more appropriate institutional review boards approves the study protocol, clinical trials may begin at a specified number of investigational sites with a specific number of patients, as approved by the FDA. The FDA has the authority to re-evaluate, alter, suspend or terminate clinical testing based on its assessment of data collected throughout the trials. An IDE supplement must be submitted to, and approved by, the FDA (or the FDA does not notify the sponsor 30 days after receipt of the supplement that the change may not be implemented) before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. Sponsors of clinical trials are permitted under FDA regulations to sell the devices distributed in the course of the clinical study, provided that such compensation does not exceed recovery of the costs of manufacturing, research, development and handling.

     In 1993, the FDA issued a policy statement indicating that medical devices seeking to be labeled for use in treatment of BPH would be classified as Class III devices which will require FDA approval of a PMA before marketing may begin.

     The FDA approved the PMA for the Targis System by a letter (order) dated August 22, 1997. In July 1998, the FDA approved expanded claims for the product allowing treatment for obstruction of the urethra caused by BPH. The FDA made the Targis System a restricted device which means that its labeling specifies requirements for the training of physicians who may use the device and that the FDA has greater control over advertising for the Targis System.

     The FDA imposed a number of postapproval requirements, including a study to collect 5-year follow-up data to evaluate the long-term effects of the Targis System treatment in at least 100 patients. This postapproval study must assess the rates of adverse events that occurred during the 5-year follow-up period, as well as the rate of repeat and alternative treatments that were administered.
As with all such medical devices, the Targis System will be subject to continual FDA and other regulatory agency review and regulation. Subsequent discovery of previously unknown problems or failure to comply with applicable requirements can result in severe administrative, civil, and criminal sanctions.

     The FDA's regulations require agency approval of a PMA supplement for certain changes if they affect the safety and effectiveness of the device. Such changes include, but are not limited to: new indications for use; the use of a different facility or establishment to manufacture, process or package the device; changes in manufacturing methods or quality control systems; changes in vendors used to supply components of the device; changes in performance or design specifications, and certain labeling changes. Any such changes will require FDA approval of a PMA supplement before marketing. There can be no assurance that the required approvals of PMA supplements for any changes to the Targis System will be granted on a timely basis or at all, and delays in receipt of, or failure to receive such approvals, or the loss of the approval of the PMA for the Targis System, would have a material adverse effect on the business, financial condition and results of operations of the Company.

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

     The FDC Act regulates the Company's quality control and manufacturing procedures by requiring the Company to demonstrate and maintain compliance with quality system including GMP requirements as specified in the FDA device quality system ("QS") regulation. This regulation requires, among other things, that
(i) the manufacturing process be regulated and controlled, and documented by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The regulation also requires investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. In addition, the QS regulation requires preproduction design controls, purchasing controls and maintenance of service records, except that FDA has stated that as long as manufacturers are taking reasonable steps to come into compliance with the design control requirements, the FDA will not initiate action (including enforcement cases) based on a failure to comply with these requirements before June 1, 1998. The QS regulation is expected to increase the cost of complying with the FDA GMP and related requirements. The FDA monitors compliance with QS including GMP requirements by conducting periodic inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of manufacturing facilities, the FDA or the government through court enforcement action can prohibit further manufacturing, distribution, sale and marketing of the device until the violations are cured, and in that circumstance the continued marketing of the Company's products would be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

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

     The Company has met the necessary registration requirements in the European Union, Japan and Canada to commercialize the Targis System. In addition, the Company's distributors have obtained the necessary registration requirements to commercialize the Targis System in a number of different countries. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company has implemented ISO 9001, a certification showing that the Company's procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. The ISO 9001 certification, along with the European Medical Device Directive ("MDD") certification, received in early fiscal 1997, evidences compliance with the requirements and enables the Company to affix the CE Mark to its current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all EU countries.
Medical devices may not be sold in European Union countries unless they display the CE Mark. There can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in other foreign countries.

     The Company's distributor in Japan, Nihon Kohden, is responsible for obtaining regulatory and reimbursement approvals for the Targis System in Japan. In February 1997, the Company's Targis System received regulatory approval from the Japanese Ministry of Health and Welfare.

PRODUCT LIABILITY AND INSURANCE

     The business of the Company entails the risk of product liability claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains product liability insurance with coverage of $1.0 million per occurrence and an annual aggregate maximum of $2.0 million. The Company also carries a $15.0 million umbrella insurance policy. The Company evaluates its insurance requirements on an ongoing basis. There can be no assurance that product liability claims will be covered by such insurance, will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms, or at all.

EMPLOYEES

     As of September 15, 1998, the Company employed 139 individuals on a full-time basis. The Company also has several part-time employees and consultants. The Company believes that it has been successful in attracting experienced and capable personnel, although there can be no assurance that the Company will continue to attract and retain qualified personnel. None of the Company's employees is covered under a collective bargaining agreement. The Company considers relations with its employees to be good.

BACKLOG

     Although the Company has received orders for future delivery of its products at September 1, 1998, the Company did not have a significant backlog.

FORWARD LOOKING STATEMENTS

     The statements included in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. In particular, the Company's forward looking statements, including those regarding the Company's ability to: (i) successfully commercialize the Targis System, (ii) obtain satisfactory reimbursement for the Targis procedure from governmental and private payors, and (iii) achieve acceptable profit margins, could be affected by a number of risks and uncertainties including those described below.

     Uncertainty of Market Acceptance

     The Targis procedure represents a new therapy for BPH, and there can be no assurance that the Targis System will gain any significant degree of market acceptance among physicians, health care payors or patients. Physicians may elect not to perform the procedure unless adequate reimbursement from health care payors is available. Health care payor acceptance of the Targis procedure will require, among other things, evidence of the cost effectiveness of the Targis procedure as compared to other BPH therapies. Patient acceptance of the procedure will depend in part on physician recommendations, as well as other factors, including the degree of invasiveness, the rate and severity of complications and other side effects associated with the procedure, as compared to other therapies.

     Dependence on Third-Party Reimbursement

     The Company's success will be largely dependent upon the extent to which satisfactory reimbursement for the Targis procedure can be obtained from health care payors for physicians performing the Targis procedure and for costs of the Targis System. In the United States and in international markets, third-party reimbursement is generally available for certain existing therapies used for treatment of BPH. Third-party reimbursement is dependent upon decisions by the Health Care Financing Administration ("HCFA") and contract Medicare carriers for Medicare, individual managed care organizations, private insurers, foreign governmental health programs and other payors. Any failure to receive favorable coding, coverage and reimbursement determinations for the Targis System by these organizations could discourage physicians from using the Targis System.

     Dependence on Patents and Proprietary Rights

     The Company's success depends in part on its ability to protect its Targis System and technology under United States and international patent laws and other intellectual property laws and to operate without infringing upon the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Other companies have developed or are in the process of developing medical methods and devices to transurethrally treat BPH with microwave energy.

     Reliance on Single Product

     The Targis System is the Company's sole product. As such, the Company's future success is entirely reliant upon its ability to market the Targis System commercially in the United States and elsewhere. If the Company is unable to commercialize the Targis System successfully, the Company's business, financial condition and results of operations would be materially adversely affected.

     Limited Manufacturing Experience

     The Company has only limited experience in manufacturing its Targis System and has only recently begun expanding its manufacturing capabilities for commercial quantities. The Company's facilities and the facilities of certain of its contract manufacturers will need to comply with applicable regulations including the FDA's quality system regulation which includes the FDA's current good manufacturing practice ("GMP") requirements, and with ISO 9001 certification requirements and other regulations. Any failure to comply with applicable requirements and regulations by the Company or its contract manufacturers could interrupt or delay manufacturing of the Targis System, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Third-Party Distributors for International Sales

     To date, a majority of the Company's revenues outside the United States have been derived from sales of its Targis System through third-party distributors. Boston Scientific has exclusive distribution rights for the Targis System in all countries outside the United States, except Japan, and Nihon Kohden has exclusive distribution rights in Japan. Although the Company intends to work with these distributors to improve the Company's international sales, in light of the current significant inventory levels of Boston

Scientific and Nihon Kohden of the Company's products, the Company expects minimal fiscal 1999 international sales. If the Company is unable to generate significant international sales the future through Boston Scientific or Nihon Kohden, it could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the failure of either of these companies to effectively market the Company's Targis System could have an adverse effect on the Company's ability to achieve penetration of these markets and establish long-term acceptance of the Targis System.

     Contract Manufacturing; Dependence Upon Key Suppliers

     The control unit for the Targis System is assembled by a contract manufacturer pursuant to a supply agreement with the Company. If for any reason the contract manufacturer is unable or unwilling to manufacture the control unit for the Company in the future, the Company could incur significant delays in obtaining a substitute contract manufacturer. In addition, the Company purchases additional components used in the Targis System from various suppliers and relies on single sources for several components. One such component is obtained from a source that has a patent for the technology. Delays could be caused if supply of this component or other components were interrupted. These delays could be extended in certain situations where a substitute contract manufacturer or a component substitution would require approval by the FDA of a PMA supplement.

     Competition and Technological Advances

     Competition in the market for treatment of BPH is intense and is expected to increase. The Company believes its principal competition will come from existing surgical therapies and non-surgical alternatives, including drug therapy and watchful waiting. The Company faces and expects increasing competition from numerous other companies developing drugs and laser, radio frequency, microwave and other procedures for the treatment of BPH. Many of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. In addition, the Company's competitors may succeed in developing or marketing technologies and products that are more effective or commercially attractive than the Targis System. In addition, some of the Company's competitors have introduced commercially marketable competitive products prior to the Company. There can be no assurance that Urologix will be able to compete successfully against any competitors.

     Product Liability Risk; Limited Insurance Coverage

     The manufacture and sale of medical products entail significant risk of product liability claims. The Company maintains product liability insurance coverage in amounts it believes are adequate. There can be no assurance that the Company's existing insurance coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of the Targis System.

     Year 2000 Issue Risks

     The Company is evaluating the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and
beyond.   Although  the Company believes that the Year 2000 issue will not have a significant effect on the Company, there can be no assurance that the Company will not be affected by this issue. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue in Item 7 of this Form 10-K for a detailed discussion of the Company's preparation for the year 2000 issue.

ITEM 2.   PROPERTIES
--------------------

     The Company leases approximately 37,000 square feet of office, manufacturing and warehouse space in a suburb of Minneapolis, Minnesota. The lease expiration date is March 31, 2002. The Company believes its facilities will be sufficient to meet the Company's current requirements and that additional space at or near the current location will be available at a reasonable cost if such space is required in the future.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     As previously reported, on July 30, 1996, the Company filed a lawsuit under seal in United States District Court for the District of Minnesota (the "Court") against BSD Medical Corporation ("BSD") to enforce the terms of a settlement and patent license agreement between the Company and BSD ("the 1994 BSD Settlement Agreement"). A bench trial was held in March and April 1998.

     In May 1998, prior to the Court issuing a decision on the trial, the Company entered into a settlement agreement ("1998 Agreement") with BSD Medical Corporation and Thermatrix, Inc. which resolved the dispute about the 1994 BSD Settlement Agreement. Under the terms of the 1998 Agreement, the Company paid a total of $5.0 million and now holds a fully-paid, non-cancellable, non-exclusive, worldwide license from BSD Medical and Thermatrix, Inc. with respect to patents relating to the microwave treatment of BPH and other urological diseases.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
-------------------------------------------------------------- ---------------
          MATTERS
          -------

     The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol ULGX. The following table sets forth quarterly high and low last sales prices of the Company's Common Stock for the past two years.

                             Quarter
Fiscal Year          First   Second     Third     Fourth
-----------          -----   ------     -----     ------
1998           High  23 1/4   25 1/4    19 7/8    11 3/8
               Low       16   16 1/4     8 1/4     8 1/4
1997           High  15 3/4   16 1/2    19 7/8    18 1/8
               Low   10 3/8   13 1/4        15    12 5/8

On September 15, 1998, the Company had 291 shareholders of record. The Company has never paid cash dividends on its Common Stock. The Board of Directors of the Company currently intends to retain any and all income for use in the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

                                                                             YEARS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------------------
                                        1998             1997            1996           1995             1994
----------------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales............................    $ 11,194         $  5,504         $    362         $    489        $     9
Cost of goods sold...............       9,162            4,866            1,177              785            179
                                     --------         --------         --------         --------        -------
   Gross profit (loss)...........       2,032              638             (815)            (296)          (170)

COSTS AND EXPENSES:
   Research and development......       6,676            5,049            4,811            4,099          1,598
   Sales and marketing...........       6,765            3,430            1,007              477            124
   General and administrative....       2,284            2,226            1,192              884            677
Total costs and expenses.........      15,725           10,705            7,010            5,460          2,399
                                     --------         --------         --------         --------        -------
Operating loss...................     (13,693)         (10,067)          (7,825)          (5,756)        (2,569)
Interest income, net.............       2,056            1,833              232              329             44
Litigation expense...............      (3,376)              --               --               --             --
Net loss.........................    $(15,013)        $ (8,234)        $ (7,593)        $ (5,427)       $(2,525)
                                     ========         ========         ========         ========        =======

BASIC AND DILUTED LOSS:
Net loss per common share........      $(1.44)          $(0.90)          $(1.22)          $(0.91)        $(0.69)
Shares used in computing net
   loss per share (1)............      10,429            9,173            6,235            5,996          3,646

                                                                       JUNE 30,
----------------------------------------------------------------------------------------------------------------
                                        1998             1997            1996             1995           1994
----------------------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
  available-for-sale securities..    $ 36,500         $ 26,101         $ 40,844         $  3,571        $ 9,093
Working capital..................      41,375           27,013           39,940            3,372          8,897
Total assets.....................      53,489           35,582           42,368            4,876          9,801
Total liabilities................       4,152            3,185            1,780              899            408
Accumulated deficit..............     (41,780)         (26,767)         (18,534)         (10,940)        (5,514)
Total shareholders' equity.......    $ 49,337         $ 32,397         $ 40,588         $  3,977        $ 9,393

---------------------
(1) Restated to reflect impact of preferred share conversion to common shares in May 1996.

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

     Since inception, the Company has experienced operating losses and anticipates that its operating losses will continue for the foreseeable future. Expenditures will be primarily related to the continuing Targis System market introduction in the United States, scale-up of commercial manufacturing, clinical trials and research and development activities.

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

RESULTS OF OPERATIONS

     Fiscal Years Ended June 30, 1998 and 1997

     Sales increased to $11.2 million in fiscal year 1998 from $5.5 million in fiscal year 1997 due to initial sales in the United States resulting from FDA commercial marketing approval and an increase in shipments of the Targis System to the Company's international distributors resulting from regulatory marketing approvals obtained in the European Union and Japan. Sales in the United States represented approximately 27% of total sales in fiscal year 1998. The Company expects to continue increasing United States sales of the Targis System in fiscal year 1999; however, international sales are expected to be minimal due to significant inventory levels of the Targis System at the Company's international distributors.

     Cost of goods sold includes raw materials, labor and royalties, as well as costs incurred in connection with the production of Targis Systems. Cost of goods sold increased to $9.2 million in fiscal year 1998 from $4.9 million in fiscal year 1997, due primarily to the significant increase in sales and production. Cost of goods sold were impacted by two events in 1998. First, the Company wrote down finished goods inventory by $700,000 during the third quarter as a result of a component that caused an occasional failure of the Targis System catheters. Second, during the fourth quarter, the Company reduced its current production schedule in anticipation of introducing an upgraded catheter in fiscal year 1999, resulting in the allocation of overhead over a lower production volume. The upgraded catheter production began in July 1998. The Company expects costs of goods sold as a percentage of sales to decrease in 1999 due to higher United States sales as a percentage of total sales and efficiencies obtained from higher production volumes.

     Research and development expenses include those costs associated with the development and protection of the Company's intellectual property, treatment of patients participating in clinical trials, the accumulation of outcome data to substantiate clinical results and the preparation and submission of applications for regulatory approvals. Research and development expenses in fiscal year 1998 increased to $6.7 million from $5.0 million in fiscal year 1997 primarily due to costs related to new and on-going clinical studies of the Targis System, product development activities related to Targis System improvements and alternative applications for the Company's technology, and the Company's settlement of litigation concerning its rights under a previous settlement agreement (see Note 5 of Notes to Financial Statements). Research and development expenses in fiscal year 1999 are expected to decrease due to the conclusion of some clinical studies, lower regulatory expenses and the recent settlement of litigation.

     Sales and marketing expenses in fiscal year 1998 increased to $6.8 million from $3.4 million in fiscal year 1997, due primarily to costs associated with the Company's U.S. marketing launch of the Targis System and supporting the marketing of the Targis System in Europe and Japan. These costs included the hiring of sales and marketing management, preparation of promotional materials, recruitment of field sales representatives and efforts related to obtaining third-party reimbursement for the Targis System. The Company expects sales and marketing expenses to increase as it increases its sales efforts in the United States, including the expected expansion of its direct sales force, and continues supporting its international distributors' sales efforts.

     General and administrative expenses in fiscal year 1998 increased slightly to $2.3 million from $2.2 million in fiscal year 1997 due to administrative costs associated with an increase in employees in connection with the Company's growth and commencement of United States sales activities.

     Interest income was relatively unchanged for year 1998 compared to fiscal year 1998, primarily as a result of similar average invested balances. Litigation settlement expenses resulted from the settlement agreement described above.

     Fiscal Years Ended June 30, 1997 and 1996

     Sales increased to $5.5 million in fiscal year 1997 from $362,000 in fiscal year 1996 due to sales of the Targis System to the Company's international distributors as a result of marketing approvals obtained during fiscal 1997 in the European Union and Japan.

     Costs of goods sold increased to $4.9 million in fiscal year 1997 from $1.2 million in fiscal year 1996, primarily due to the increase in sales of the Targis System.

     Research and development expenses increased to $5.0 million in fiscal year 1997 from $4.8 million in fiscal year 1996 due primarily to costs associated with the filing of the Targis System pre-market approval application (PMA) with the FDA and clinical studies conducted to document the safety and efficacy of the Targis System.

     Sales and marketing expenses increased to $3.4 million in fiscal year 1997 from $1.0 million in fiscal year 1996, primarily due to costs associated with the marketing launch of the Targis System in Europe and Japan and preparation for United States marketing launch. Preparations included the hiring of sales and marketing management, preparation of promotional materials, recruiting for field sales representatives and efforts related to obtaining medical reimbursement for the Targis System.

     General and administrative expenses increased to $2.2 million in fiscal year 1997 from $1.2 million in fiscal year 1996 due to administrative costs associated with an increase in employees in connection with the Company's growth and commencement of sales activities, and costs related to the Company's external reporting obligations as a public company.

     Interest income increased significantly during fiscal year 1997, due primarily to income from the investment of proceeds from the Company's initial public offering, completed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of the Targis System. As of June 30, 1998, the Company had total cash, cash equivalents and available-for-sale securities of $36.5 million and working capital of $41.4 million.

     During fiscal year 1998, the Company used $17.3 million in operating activities, primarily reflecting the Company's net loss, an increase in inventories of $2.2 million and an increase in accounts receivable of $2.7 million. The Company used $14.0 million in investing activities, primarily reflecting the net purchase of $9.7 million in securities, $2.2 million for the purchase of property and equipment and $2.0 million for the purchase of other assets. The Company financed its fiscal year 1998 operating and investing activities primarily through a November 1997 secondary offering that raised net proceeds of $31.5 million.

     At June 30, 1998, the Company had committed to purchase $2.5 million in components for the Targis Systems from a third-party vendor (see Note 5 to Notes to Financial Statements).

     The Company expects to continue to incur additional losses, and will use its working capital as it incurs substantial expenses related to the Targis System market introduction in the United States, clinical trials and research and development activities. In addition, should the Company choose to rent Targis System control units to customers in the future, substantial capital could be required. Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 24 months, there can be no assurance that the Company will not require additional financing in the future or that any additional financing will be available to the Company on satisfactory terms, if at all.

YEAR 2000 ISSUE

     The Company is evaluating the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company has established a dedicated Year 2000 team working with every operational area throughout the Company, and this team has worked with management to commence the following steps: (i) implementing a Year 2000 Assessment and Testing Plan for all internal information systems and other systems that contain microcontrollers that may be affected by the Year 2000 date change; (ii) implementing a Year 2000 Assessment and Testing Plan for all Company products, (iii) communicating with third parties that supply product to the Company to ensure they are addressing the Year 2000 issue; and (iv) contingency and disaster recovery planning to ensure Year 2000 problem resolution.

     The Company has identified and tested the systems it believes are mission critical, and the test results indicate that these systems are Year 2000 compliant. The Company expects to complete testing and establish compliance with respect to all of its systems and products by December 31, 1998, subject to possible equipment upgrades during 1999 and ongoing communications with third parties. Regardless of the Year 2000 compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

     The Company estimates that its direct costs for Year 2000 compliance will consist of costs related to the staff time devoted to Year 2000 compliance. The Company does not expect capital expenditures will be necessary related to Year 2000 compliance. Costs and capital expenditures in these areas have not been material for historical periods.

     As noted below under "Forward-Looking Statements," statements in this section that are not historical or current facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding the timetable for Year 2000 compliance, the Company's costs and capital expenditures, the success of the Company's efforts and others' efforts to achieve compliance, and the effects of the Year 2000 issue on the Company's future financial condition and results of operations. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important factors, among others, could affect the accuracy of these statements: (i) the inherent uncertainty of the costs and timing of achieving compliance on the wide variety of systems used by the Company, (ii) the reliance on the efforts of vendors, customers, government agencies and other third parties to achieve adequate compliance and avoid disruption of the Company's business in early 2000 and
(iii) the uncertainty of the ultimate costs and consequences of any unanticipated disruption in the Company's business resulting from the failure of one of the Company's applications or of a third party's systems. The foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FORWARD-LOOKING STATEMENTS

     Statements included in this report that are not historical or current facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include: competition from other BPH treatments; the ability of the Company's distributors and representatives to successfully market and sell the Targis System; the Company's ability to manufacture the Targis Systems in sufficient quantities; the Company's ability to maintain intellectual property protection for its proprietary products and to defend its existing intellectual property rights from challenges by third parties; and the extent to which the physicians performing the Targis System procedures are able to obtain third-party reimbursement. In addition, a detailed discussion of risks and uncertainties may be found in the Section entitled "Business-Forward Looking Statements" in this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------


     The following financial statements are included in the Form 10-K.
                                                                                        Page
                                                                                        ----
     Report of Independent Public Accountants ........................................   31
     Balance Sheet as of June 30, 1998 and 1997.......................................   32
     Statements of Operations for years ended June 30, 1998, 1997 and 1996............   33
     Statements of Shareholders' Equity for years ended June 30, 1998, 1997 and 1996..   34
     Statements of Cash Flows for years ended June 30, 1998, 1997 and 1996............   35
     Notes to Financial Statements....................................................   36

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (a Minnesota corporation) as of June 30, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                               ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
August 31, 1998

                                UROLOGIX, INC.
                                Balance Sheets
                                 As of June 30

                                                                                     1998                   1997
                                                                                 -------------          ------------
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $    882,801          $    275,571
   Available-for-sale securities                                                    35,616,726            25,825,238
   Accounts receivable                                                               4,013,533             1,272,994
   Inventories                                                                       4,313,895             2,119,373
   Prepaids and other current assets                                                   691,102               667,593
                                                                                  ------------          ------------
     Total current assets                                                           45,518,057            30,160,769
                                                                                  ------------          ------------
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                             1,001,934               539,039
  Machinery, equipment and furniture                                                 3,900,839             2,141,622
  Less- Accumulated depreciation and amortization                                   (1,703,293)             (832,604)
                                                                                  ------------          ------------
     Property and equipment, net                                                     3,199,480             1,848,057
OTHER ASSETS                                                                         4,771,222             3,573,261
                                                                                  ------------          ------------
                                                                                  $ 53,488,759          $ 35,582,087
                                                                                  ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Current maturities of capitalized lease obligations                             $     28,138          $     19,531
  Accounts payable                                                                   1,960,768             2,087,443
  Accrued liabilities                                                                2,154,078             1,040,345
                                                                                  ------------          ------------
     Total current liabilities                                                       4,142,984             3,147,319
CAPITALIZED LEASE OBLIGATIONS, less current maturities                                   8,871                37,725
                                                                                  ------------          ------------
Total liabilities                                                                    4,151,855             3,185,044
                                                                                  ------------          ------------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY (Note 4):
  Undesignated stock, 5,000,000 shares authorized; none issued or
    outstanding                                                                              -                     -

  Series A Junior Participating Preferred Stock, 250,000 shares
    authorized, none issued or outstanding                                                   -                     -

  Common stock, $.01 par value, 25,000,000 shares authorized; 11,239,892
    and 9,256,594 shares issued and outstanding                                        112,399                92,566

  Additional paid-in capital                                                        91,016,366            59,131,097
  Accumulated deficit                                                              (41,780,353)          (26,767,362)
  Net unrealized losses on investments                                                 (11,508)              (59,258)
                                                                                  ------------          ------------
     Total shareholders' equity                                                     49,336,904            32,397,043
                                                                                  ------------          ------------
                                                                                  $ 53,488,759          $ 35,582,087
                                                                                  ============          ============

 The accompanying notes to financial statements are an integral part of these balance sheets.

                                UROLOGIX, INC.

                           Statements of Operations


                                                                 For the Years Ended June 30
                                                          ----------------------------------------
                                                              1998           1997          1996
                                                          ------------   ------------  -----------
SALES                                                     $ 11,194,212   $  5,503,800   $   362,118
COST OF GOODS SOLD                                           9,161,708      4,866,082     1,177,455
                                                          ------------   ------------   -----------
          Gross profit (loss)                                2,032,504        637,718      (815,337)
                                                          ------------   ------------   -----------
COSTS AND EXPENSES:
  Research and development                                   6,676,716      5,048,917     4,811,165
  Sales and marketing                                        6,764,832      3,429,443     1,006,544
  General and administrative                                 2,283,817      2,226,012     1,191,518
                                                          ------------   ------------   -----------
          Total costs and expenses                          15,725,365     10,704,372     7,009,227
                                                          ------------   ------------   -----------
OPERATING LOSS                                             (13,692,861)   (10,066,654)   (7,824,564)
INTEREST INCOME, net                                         2,056,014      1,832,798       231,252
LITIGATION SETTLEMENT EXPENSE (Note 5)                      (3,376,144)             -             -
                                                          ------------   ------------   -----------
NET LOSS                                                  $(15,012,991)  $ (8,233,856)  $(7,593,312)
                                                          ============   ============   ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                     $(1.44)        $(0.90)       $(1.22)
                                                          ============   ============   ===========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING (Note 2)                     10,428,520      9,173,419     6,235,291
                                                          ============   ============   ===========

 The accompanying notes to financial statements are an integral part of these statements.

                                 UROLOGIX, INC.

                       Statements of Shareholders' Equity

                                                                 Noncumulative
                                                             Convertible Preferred
                                                                    Stock                      Common Stock
                                                             ---------------------         ----------------------
                                                             Shares         Amount         Shares        Amount
                                                             ----------   --------         ---------    ---------
BALANCE, June 30, 1995                                        3,603,993   $ 36,040          1,197,904   $  11,979
  Issuance of preferred stock, net                              638,806      6,388                  -           -
  Stock options exercised                                            -          -            160,375       1,603
  Preferred stock conversion                                (4,242,799)    (42,428)         4,665,154      46,652
  Shares issued through initial
    public offering, net                                             -           -          3,105,000      31,050
  Net loss                                                           -           -                  -           -
                                                            ----------    --------         ----------   ---------
BALANCE, June 30, 1996                                               -           -          9,128,433      91,284
  Stock options exercised                                            -           -            128,161       1,282
  Change in unrealized losses
    on investment                                                    -           -                  -           -
  Net loss                                                           -           -                  -           -
                                                            ----------    --------         ----------   ---------
BALANCE, June 30, 1997                                               -           -          9,256,594      92,566
  Stock options exercised                                            -           -            240,562       2,406
  Shares issued through
    public offering, net                                             -           -          1,725,000      17,250
  Shares issued pursuit to
    employee stock purchase plan                                     -           -             17,736         177
  Change in unrealized losses
    on investment                                                    -           -                  -           -
  Net loss                                                           -           -                  -           -
                                                            ----------    --------         ----------   ---------
BALANCE, June 30, 1998                                               -    $      -         11,239,892    $112,399
                                                            ==========    ========         ==========   =========

                                                                                             Net
                                                      Additional                          Unrealized          Total
                                                       Paid-In            Accumulated      Losses on       Shareholders'
                                                       Capital              Deficit       Investments        Equity
                                                      -----------        -------------    -----------     --------------
BALANCE, June 30, 1995                                $14,868,864        $(10,940,194)    $         -      $  3,976,689
  Issuance of preferred stock, net                      4,580,676                   -               -         4,587,064
  Stock options exercised                                  63,312                   -               -            64,915
  Preferred stock conversion                               (4,224)                  -               -                 -
  Shares issued through initial
     public offering, net                              39,521,931                   -               -        39,552,981
  Net loss                                                                 (7,593,312)              -        (7,593,312)
                                                      -----------        ------------     -----------      ------------
BALANCE, June 30, 1996                                 59,030,559         (18,533,506)              -        40,588,337
  Stock options exercised                                 100,538                   -               -           101,820
  Change in unrealized losses
   on investment                                                -                   -         (59,258)          (59,258)
Net loss                                                        -          (8,233,856)              -        (8,233,856)
                                                      -----------        ------------     -----------      ------------
BALANCE, June 30, 1997                                 59,131,097         (26,767,362)        (59,258)       32,397,043
 Stock options exercised                                  198,142                   -               -           200,548
 Shares issued through
   public offering, net                                31,509,851                   -               -        31,527,101
 Shares issued pursuit to
   employee stock purchase plan                           177,276                   -               -           177,453
 Change in unrealized losses
   on investment                                                -                              47,750            47,750
 Net loss                                                       -         (15,012,991)              -       (15,012,991)
                                                      -----------        ------------     -----------      ------------
BALANCE, June 30, 1998                                $91,016,366        $(41,780,353)    $   (11,508)     $ 49,336,904
                                                      ===========        ============     ===========      ============

 The accompanying notes to financial statements are an integral part of these statements.

                                UROLOGIX, INC.
                           Statements of Cash Flows

                                                                                           For the Years Ended June 30
                                                                                   -------------------------------------------
                                                                                       1998           1997           1996
                                                                                   -------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                                         $(15,012,991)  $ (8,233,856)  $ (7,593,312)
  Adjustments to reconcile net loss to net cash used for operating activities-
       Depreciation and amortization                                                  1,619,940        431,223        128,770
       Change in operating items:
         Inventories                                                                 (2,194,522)    (1,703,453)        69,713
         Accounts receivable                                                         (2,740,539)    (1,237,928)       (35,065)
         Prepaids and other assets                                                       29,278       (301,617)      (193,813)
         Accounts payable and accrued liabilities                                       987,058      1,424,064        832,458
                                                                                   -------------  -------------  -------------
           Net cash used for operating activities                                   (17,311,776)    (9,621,567)    (6,791,249)
                                                                                   -------------  -------------  -------------


INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (2,222,112)    (1,901,246)      (134,336)
  Purchase of securities                                                            (57,164,738)   (83,807,022)   (40,529,176)
  Proceeds from sale of securities                                                   47,421,001     98,701,702      1,972,452
  Purchase of intangible assets, net                                                 (2,000,000)    (3,244,620)             -
                                                                                   -------------  -------------  -------------
           Net cash provided by (used for) investing activities                     (13,965,849)     9,748,814    (38,691,060)
                                                                                   -------------  -------------  -------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                        31,704,554              -     39,552,981
  Proceeds from issuance of preferred stock, net                                              -              -      4,587,064
  Proceeds from exercise of stock options                                               200,548        101,820         64,915
  Payments made on capital lease obligations                                            (20,247)       (18,538)        (6,650)
                                                                                   -------------  -------------  -------------
           Net cash provided by (used for) financing activities                      31,884,855         83,282     44,198,310
                                                                                   -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    607,230        210,529     (1,283,999)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                   275,571         65,042      1,349,041
                                                                                   -------------  -------------  -------------
  End of period                                                                    $    882,801   $    275,571   $     65,042
                                                                                   =============  =============  =============
Supplemental Cash Flow Disclosures:

  Cash paid for interest:                                                          $      5,863   $      8,706   $      3,976
                                                                                   =============  =============  =============
  Noncash investing and financing activities:
  Common stock issued upon conversion of preferred stock                           $          -   $          -   $     42,428
                                                                                   =============  =============  =============

 The accompanying notes to financial statements are an integral part of these statements.

                                UROLOGIX, INC.
                         Notes to Financial Statements

1.   NATURE OF BUSINESS:

DESCRIPTION OF OPERATING ACTIVITIES

Urologix, Inc. (Urologix or the Company) was organized to research, develop, manufacture and market innovative devices for the treatment of benign prostatic hyperplasia (BPH) and other urologic diseases. Since inception (May 29, 1991) through June 30, 1996, the Company was a development stage enterprise, having devoted substantially all of its efforts to proprietary product development and selling the Targis System to international distributors. These efforts also included raising capital, performing clinical trials and developing commercial markets. The Company received regulatory approvals necessary to market the Targis system in the European Union Countries, Japan and Canada prior to fiscal year 1998 and in August 1997, received United States Food and Drug Administration approval to market the Targis System in the United States.

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

AVAILABLE-FOR-SALE SECURITIES

The Company invests in money market funds and U.S. government and investment-grade corporate securities with original maturities ranging from 90 days to two years. These investments are considered to be available-for-sale and are stated at market value, with the resulting unrealized gains or losses reported as a component of shareholders' equity.

INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of:

                                             June 30
                                -----------------------------------
                                      1998                 1997
                                      ----                 ----
          Raw materials           $2,349,717           $  915,609
          Work-in-process            132,559              352,174
          Finished goods           1,831,619              851,590
                                  ----------           ----------

                                  $4,313,895           $2,119,373
                                  ==========           ==========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over the remaining useful lives. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment, furniture, and leasehold improvements.

OTHER ASSETS

Other assets consist primarily of license fees and prepaid royalties resulting from patent licensing agreements. The agreements require the Company to pay a royalty on sales of certain catheters and related systems. The license fees and amounts prepaid by the Company have been charged to expense as sales are recognized.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred.

NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes accounting standards for computing and presenting earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included. Diluted earnings per share are computed under the treasury stock method and are calculated to compute the dilutive effect of outstanding options, warrants and other securities. The adoption had no effect on previously reported income per share.

The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. SFAS No. 130 requires the disclosure of other comprehensive income in the Company's financial statements and will be adopted in fiscal year 1999. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements or the disclosures contained therein.

3.   INCOME TAXES:

A reconciliation of the Company's statutory tax rate to the effective rate for the years ended June 30 is as follows:

                                                        1998       1997      1996
                                                      --------   --------  --------
          Federal statutory rate                         34%        34%        34%
          State taxes, net of federal tax benefit         6          6          6
          Valuation allowance                           (40)       (40)       (40)

                                                      --------   --------  --------
                                                          -%         -%         -%
                                                      ========   ========  ========

As of June 30, 1998, the Company had net operating loss carryforwards of approximately $42,000,000 for federal income tax purposes that are available to offset future taxable income through the year 2012. Certain restrictions caused by the change in ownership resulting from sales of stock will limit annual utilization of the net operating loss carryforwards.

The components of the Company's deferred tax asset for the years ended June 30 is as follows:

                                                       1998           1997           1996
                                                  -------------  -------------  ------------
          Net operating loss carryforwards        $ 16,762,000   $ 10,151,000   $ 6,802,000
          Temporary deductible differences             228,000        160,000       870,000
          Valuation allowance                      (16,990,000)   (10,311,000)   (7,672,000)
                                                  -------------  -------------  ------------
                                                  $    -         $    -         $    -
                                                  =============  =============  ============

4.   SHAREHOLDERS' EQUITY:

INITIAL AND SECONDARY PUBLIC OFFERINGS

In May 1996, the Company completed an initial public offering of 3,105,000 shares of common stock which generated net proceeds of $39,552,981, to be used to fund research and development, clinical trials, sales and marketing activities, and fixed asset and working capital requirements.

In November 1997, the Company completed a secondary public offering of 1,725,000 shares of common stock which generated net proceeds of $31,527,101, to be used primarily to fund the commercial launch of the Company's Targis System in the United States.

REVERSE STOCK SPLIT

The Company's shareholders approved a 1-for-2 reverse common and convertible preferred stock split effective April 30, 1996. The effect of the reverse stock split has been reflected for all periods presented in the accompanying financial statements.

CONVERTIBLE PREFERRED STOCK

From February through June 1994, the Company issued 1,250 Series B and 2,264,292 Series C convertible preferred shares at $4.00 and $4.40 per share, respectively, for total net proceeds of $9,848,050. In December 1996 and March 1997, the Company completed the sale of 312,500 and 326,306 Series D convertible preferred shares at $8.00 per share, for total net proceeds of $4,587,064.

In conjunction with the Company's initial public offering, all shares of convertible preferred stock were converted to 4,665,153 shares of common stock, in accordance with each series' respective conversion ratio.

STOCK OPTIONS

The Company has a stock option plan (the 1991 Stock Option Plan) which provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of June 30, 1998, the Company has reserved 1,950,910 shares of common stock under this plan. As of June 30, 1998, 341,634 shares were available for future grants under this plan. Options expire seven to ten years from the date of grant and are subject to varying vesting schedules. In April 1996, the Company amended the 1991 Stock Option Plan to provide for the automatic grant of 10,000 stock options to each nonemployee director upon their of initial election. Options are granted at fair market value, vest over four years and expire ten years from date of grant, or one year after the person ceases to be a director of the Company, whichever occurs earlier. In May 1998, the Company repriced certain stock options previously granted to $8.81, the fair market value on the date of repricing.

Shares subject to option are summarized as follows:

                                                                Weighted
                                                                Average
                                                 Stock          Exercise
                                                Options           Price
                                             -------------    --------------
Balance at June 30, 1995                           691,825            $  .46
Options granted                                    376,936              8.83
Options canceled                                      (454)              .60
Options exercised                                 (160,389)              .48
                                             -------------    --------------
Balance at June 30, 1996                           907,918              3.93
Options granted                                    196,000             16.35
Options canceled                                    (2,020)              .60
Options exercised                                 (128,161)              .81
                                             -------------    --------------
Balance at June 30, 1997                           973,737              5.47
Options granted                                    447,234             10.51
Options canceled                                  (161,885)             8.27
Options exercised                                 (238,312)             1.19
                                             -------------    --------------
Balance at June 30, 1998                         1,020,774            $ 8.23
                                             =============    ==============
Options exercisable at June 30, 1998               394,299            $ 5.85
                                             =============    ==============

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the basic and diluted net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts:

                                         1998           1997           1996
                                    --------------  -------------  -------------

Basic and diluted     As reported   $ (15,012,991)  $ (8,233,856)  $ (7,593,312)
  net loss            Proforma        (16,942,255)    (9,872,331)    (7,913,515)

Basic and diluted net
  loss per share      As reported   $       (1.44)  $      (0.90)  $      (1.22)
                      Proforma              (1.62)         (1.08)         (1.27)

For purposes of calculating the above required disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.52%, 6.87% and 5% no expected dividend yield, expected lives of seven years and expected volatility of 54.25%.

The weighted average fair value of options granted during 1998, 1997 and 1996 was $10.51, $16.35 and 8.83, respectively. Options issued during 1998, 1997 and 1996, which remain outstanding at June 30, 1998, have an exercise price between $0.60 and $20.88, a weighted average exercise price of $9.43 and a weighted average remaining contractual life of 7.25 years.

1996 EMPLOYEE STOCK PURCHASE PLAN

In 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Plan) and reserved 100,000 common shares for issuance under the Plan. Under the terms of the Plan, employees may purchase common shares at prices to be determined by the Company's board of directors, ranging from 85% to 100% of the shares' fair market value. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10% of the participant's base pay, as defined. As of June 30, 1998, 17,736 shares had been purchased under the Plan for gross proceeds of $177,543.

5.   COMMITMENTS AND CONTINGENCIES:

PURCHASE COMMITMENTS

At June 30, 1998, the Company has orders outstanding to purchase Targis Control Systems, the primary system necessary for all treatments, from a third-party vendor for a total purchase commitment of approximately $2,500,000.

SALES COMMITMENTS

The Company has signed agreements granting Boston Scientific Corporation and Nihon Kohden Corporation exclusive distribution rights of the Targis system in all geographic areas other than the United States. Nihon Kohden Corporation has exclusive distribution rights for Japan. Boston Scientific Corporation has exclusive distribution rights for the rest of the world.

LITIGATION

In May 1998, the Company entered into a settlement agreement resolving litigation with BSD Medical Corporation (BSD) and TherMatrx, Inc. (TherMatrx) regarding a dispute about a previous settlement agreement. Pursuant to the settlement agreement, the Company paid $5 million to BSD and TherMatrix and will maintain its non-exclusive license to certain patents owned by BSD and TherMatrx pertaining to transurethral insertable applicators and systems for the treatment of BPH and other urological conditions. Of the $5 million settlement amount, $2 million is included in Other Assets and will be amortized against future sales and the remaining $3 million plus related legal expenses were charged to Litigation Settlement Expense for the year ended June 30, 1998.

401(K) PLAN

The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to 15% of compensation. Company matching contributions are discretionary, and none have been made to date.

LEASES

The Company leases its facility and certain equipment under noncancelable operating or capital leases, which expire at various dates through fiscal year 2003. Rent expense related to operating leases was approximately $195,500, $139,700 and $102,500 for the years ended June 30, 1998, 1997 and 1996, respectively. Future minimum lease commitments under noncancelable operating and capital leases with initial remaining terms of one year or more are as follows as of June 30, 1998:

                                                           Operating Leases          Capital Leases
                                                         --------------------      ------------------
          Fiscal year:
              1999                                           $  280,409                 $ 31,170
              2000                                              280,409                    9,517
              2001                                              280,409                        -
              2002                                              296,763                        -
              2003                                              205,632                        -
                                                             ----------            ------------------
                                                             $1,343,622                   40,687
                                                             ==========
          Less-  Imputed interest                                                         (3,678)
                 Current maturities                                                      (28,138)

          Long-term capitalized lease obligations                                       $  8,871
                                                                                   ==================

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------------

     None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

     Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

     Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 1998 Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information required under this item is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

     Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
----------------------------------------------------------------------------

(a)  Documents filed as part of this report.
     --------------------------------------
     (1) Financial Statements.  The financial statements of the Company are
         --------------------
     listed at Item 8 of this Form 10-K.

     (2) Financial Statement Schedules for years ended June 30, 1998, 1997 and
         ---------------------------------------------------------------------
     1996.  No schedules are required in connection with the filing of this Form
     ----
     10-K.

     (3)  Exhibits
          --------
          3.1    Amended and Restated Articles of Incorporation. (1)
          3.2    Amended and Restated Bylaws of the Company. (1)
          10.1* Urologix, Inc. 1991 Stock Option Plan filed as Exhibit 1 to Form S-8 Registration Statement, File No. 333-41365 and incorporated herein by reference.
          10.2* Employment Agreement dated January 26, 1994 between the Company and Jack Meyer(1)
          10.3* Employee Agreement dated February 18, 1994 between the Company and Ward Allen Putnam(1)
          10.4 Supply Agreement dated August 24-25, 1995 between the Company and SeaMED Corporation(1)
          10.5 Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995(1)
          10.6 Investor Rights Agreement dated December 5, 1996 between the Company and certain of its shareholders(1)
          10.7 Distribution Agreement dated February 28, 1994 between the Company and Nihon Kohden Corporation(1)
          10.8* Agreement dated November 5, 1993 between the Company and Dr. David C. Utz, including supplemental letter agreements dated November 2, 1994 and July 31, 1995(1)
          10.9* Letter Agreement dated October 10, 1994 between the Company and Mitchell Dann(1)
          10.10 International Distribution Agreement made as of June 26, 1996 between the Company and Boston Scientific Corporation. (2)(3)
          10.11 License Agreement dated August 7, 1996 between the Company and EDAP International, S.A. and Technomed Medical Systems, S.A.
                 (2)(3)
          23.1   Consent of Arthur Andersen, LLP
          27.1   Financial Data Schedule


     *    Indicates Compensation Plan

     (1) Incorporated by Reference from the Urologix, Inc. Registration Statement on Form S-1, File No. 333-3304.
     (2) Incorporated by reference from the Urologix, Inc. Form 10-K for the year ended June 30, 1996.
     (3) Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

(b)  Reports on Form 8-K.  There were no reports on Form 8-K filed during the
     -------------------
     fourth quarter of the fiscal year ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duty caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UROLOGIX, INC.

                                    BY: /S/ JACK E. MEYER
                                    ------------------------------------
                                    JACK E. MEYER, PRESIDENT AND
                                    CHIEF EXECUTIVE OFFICER AND DIRECTOR

     Each person whose signature appears below hereby constitutes and appoints Mitchell Dann, Jack E. Meyer and Wesley E. Johnson, Jr. , and each of them his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities indicated on September 25, 1998.


SIGNATURE                                      TITLE                      DATE
--------------------------------  -----------------------------    ------------------

     /s/ Mitchell Dann            Chairman of the Board            September 25, 1998
--------------------------------
Mitchell Dann

    /s/ Jack E. Meyer             Director, President and          September 25, 1998
--------------------------------
Jack E. Meyer                     Chief Executive Officer

    /s/ Wesley E. Johnson, Jr.    Vice President, Chief Financial  September 25, 1998
--------------------------------
Wesley E. Johnson, Jr.            Officer and Secretary

   /s/ Buzz Benson                Director                         September 25, 1998
--------------------------------
Buzz Benson

   /s/ Janet G. Effland           Director                         September 25, 1998
--------------------------------
Janet G. Effland

   /s/ Paul A. LaViolette         Director                         September 25, 1998
--------------------------------
Paul A. LaViolette

   /s/ Robert Momsen              Director                         September 25, 1998
--------------------------------
Robert Momsen

                                  Director                         September 25, 1998
--------------------------------
David C. Utz, M.D.