Form 10-K/A
period 1998-06-30
UROLOGIX INC
filed 1998-10-28
CIK 882873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

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

                      DOCUMENTS INCORPORATED BY REFERENCE.

None

PART III

THE FOLLOWING ITEMS ARE AMENDED TO READ AS FOLLOWS:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The current directors of the Company are listed below. Pursuant to the terms of the Amended and Restated Articles of Incorporation of the Company, directors are divided into three classes, with the term of one class expiring each year. As the term of each class expires, the successors to the directors in that class will be elected for a term of three years. The terms of Mr. Momsen and Ms. Effland expire at the Annual Meeting of Shareholders following fiscal 1998, the terms of Messrs. Meyer and Dann and Dr. Utz expire at the Annual Meeting of Shareholders following fiscal 1999 and the terms of Messrs. Benson and LaViolette expire at the Annual Meeting of Shareholders following fiscal year 2000. Vacancies on the Board of Directors and newly created directorships can be filled by vote of a majority of the directors then in office.

                           PRINCIPAL OCCUPATION
NAME AND AGE               AND OTHER DIRECTORSHIPS
------------               -----------------------

Janet G. Effland (50)......Ms. Effland has served as a director of the Company since July 1994. Since 1988, Ms. Effland has been a General Partner and Vice President of Patricof & Co. Ventures, Inc. and currently serves as Managing Director of Patricof & Co. Prior to joining Patricof & Co., Ms. Effland was the managing director of a portfolio of United States investments for CIN Investment Company. Ms. Effland is also a director of Focal, Inc., a manufacturer of synthetic, liquid surgical sealants and several privately-held medical companies.

Robert R. Momsen (51)......Mr. Momsen has served as a director of the Company since December 1992. Since 1981, Mr. Momsen has been a general partner of InterWest Partners, a venture capital firm. Mr. Momsen is also a director of COR Therapeutics, Inc., Coulter Pharmaceutical, Inc., and Progenitor, Inc., each of which is a biopharmaceutical company, Innovasive Devices, Inc., a tissue repair system company, Integ Incorporated, a medical diagnostic company, ArthroCare Corporation, a manufacturer of arthroscopic surgical equipment, and several privately-held medical companies.

Buzz Benson (44)...........Mr. Benson has served as a director of the Company since August 1992. Mr. Benson has been the Managing Director of Piper Jaffray Ventures since November 1992 and is a Partner in the Piper Jaffray Healthcare Funds, a series of venture capital funds focused on investments in emerging companies in the healthcare industry. From November 1988 to November 1992, Mr. Benson was a Managing Director in the investment banking department of Piper Jaffray Inc. Mr. Benson is also a director of Exogen, Inc., a medical device company, and several privately-held medical companies.

Paul A. LaViolette (41)....Mr. LaViolette has served as a director of the
                           Company since April 1996. Mr. LaViolette is a Senior Vice President and Group President of Boston Scientific Corporation. He joined Boston Scientific Corporation in 1994 as President of Boston Scientific International and in 1995 became Group President for the Nonvascular Businesses, which includes Microvasive Endoscopy and Microvasive Urology. Previously, Mr. LaViolette was with C. R. Bard for ten years, where he served as President of Bard's USCI Division from 1993 to 1994 and its USCI Angioplasty Division from 1991 to 1993.

Mitchell Dann (38).........Mr. Dann was a co-founder of the Company, has served as a director since its inception in 1991 and served as acting President from June 1993 to January 1994. He became Chairman of the Board in March 1993. Mr. Dann is currently President of M. Dann & Co., Inc., a venture capital advisory firm. Prior to M. Dann & Co., Mr. Dann co-founded and held the position of Managing Partner at IAI Venture Capital Group, the venture capital division of Investment Advisers, Inc.

Jack E. Meyer (55).........Mr. Meyer served as President and Chief Executive
                           Officer of the Company from January 1998 until October 1998. Prior to joining Urologix, Mr. Meyer served as President and Chief Executive Officer of FiberOptic Sensor Technologies, Inc., a medical device company, from March 1993 to January 1994. From January 1992 to March 1993, Mr. Meyer was President and Chief Executive Officer of Carelink, Inc., a medical device company. From December 1982 to August 1991, Mr. Meyer held the positions of Chief Operating Officer and Executive Vice President at Quest Medical, Inc., a medical device company. Mr. Meyer is a director of Bestway, Inc., a rental company.

David C. Utz, M.D. (74)....Dr. Utz has been a director of the Company since
                           September 1994. He is an emeritus consultant, Mayo Clinic. Dr. Utz was Professor of Urology, Mayo Medical School, and a consultant in urology from 1957 to 1988. He holds an M.D. degree from St. Louis University School of Medicine and a M.S. degree in Urology from the University of Minnesota. Dr. Utz has served in many medical and professional urological associations and received numerous prestigious awards in the field of urology. He has been the author of over 145 publications and 28 abstracts and editorials.

     Meetings. The Board of Directors met fourteen times during fiscal year 1998. Each current director attended at least seventy-five percent of the meetings of the Board of Directors and Board committees on which the director served.

     Board Committee Meetings. The Compensation Committee, which is currently comprised of Messrs. LaViolette and Momsen, is responsible for management of compensation matters, including recommendations to the Board of Directors on compensation arrangements for officers and incentive compensation for employees of the Company. The Compensation Committee met three times in fiscal 1998.

     The Audit Committee, which is currently comprised of Messrs. Benson and LaViolette and Ms. Effland, supervises the financial affairs of the Company and generally reviews the scope and results of the audit and other services provided by the Company's independent accountants and reports the results of their review to the full Board and to management. The Audit Committee met twice in fiscal 1998.

     The Company does not have a nominating committee. However, the Company's Bylaws provide that a notice of proposed shareholder nominations for the election of directors must be timely given in writing to the Secretary of the Company prior to the meeting at which directors are to be elected. To be timely, the notice must be given by such shareholder to the Secretary of the Company not less than 60 days nor more than 90 days prior to a meeting date corresponding to the previous year's Annual Meeting. The notice to the Company from a shareholder who intends to nominate a person at the meeting for election as a director must contain certain information about such shareholder and the person(s) nominated by such shareholder, including, among other things, the name and address of record of such shareholder, a representation that the shareholder is entitled to vote at such meeting and intends to appear in person or by proxy at the meeting, the name, age, business and residence addresses and principal occupation of each nominee, such other information as would be required to be included in a proxy statement soliciting proxies for the election of the proposed nominee(s), and the consent of each nominee to serve as a director if so elected. The Company may also require any proposed nominee to furnish other information reasonably required by the Company to determine the proposed nominee's eligibility to serve as director. If the presiding officer of a meeting of shareholders determines that a person was not nominated in accordance with the foregoing procedure, such person will not be eligible for election as a director.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:


NAME                      AGE                       POSITION
----                      ---                       --------

Mitchell Dann...........   38  Chairman and Director

John P. Costello........   43  Executive Vice President, Sales and Marketing

Wesley E. Johnson, Jr...   41  Vice President, Finance and Treasurer and
                               Secretary

David W. Powell.........   41  Vice President, Operations

W. Allen Putnam.........   51  Vice President, Regulatory and Quality

Rob J. ten Hoedt........   38  Vice President - Europe

The following is a brief summary of the business experience of each of the executive officers, except for Mr. Dann, who is described above.

Mr. Costello has served as Executive Vice President, Sales and Marketing for the Company since February 1997. Prior to joining Urologix, Mr. Costello served as Vice President of Sales and Marketing for FemRX,

Inc. and Cardiovascular Imaging Systems, Inc. over the past four years. In addition, Mr. Costello served as Vice President of Sales for the Critical Care/Angioplasty division of Baxter Healthcare.

Mr. Johnson has been the Vice President of Finance and Chief Financial Officer of Urologix since September 1995. He was also elected Secretary in March 1996 and elected Treasurer in December 1996. Prior to joining Urologix, Mr. Johnson served as Vice President, Finance and Chief Financial Officer of Orthofix Inc., formerly American Medical Electronics, Inc., from December 1986 to September 1995.

Mr. Powell has served as Vice President, Operations for the Company since September 1996. From 1991 through May 1996, Mr. Powell served in a variety of positions of increasing responsibility with Gymania Corporation and certain related companies including Playpal Inc. and Playpal Sales Corporation. Each of the latter two companies was engaged in the business of international sales, design and technical service of large commercial creative play structures. During this time, Mr. Powell was asked to serve as President of Playpal Inc., a financially troubled Florida corporation. Mr. Powell became President of Playpal in approximately March 1995 and continued as its President until Paypal filed a petition for Chapter 11 protection in approximately May 1996.
Subsequent to Mr. Powell's resignation, Playpal filed a petition for bankruptcy under Chapter 7 in late 1996. From 1988 to 1991, Mr. Powell was Vice President, Operations for Vitaphore Corporation, a medical device company. From 1990 to 1988, Mr. Powell held various positions with Baxter Healthcare and American Hospital Supply Corporation.

Mr. Putnam has been Vice President, Regulatory and Quality for the Company since October 1994 and was Vice President of Operations from December 1993 to October 1994. Before joining Urologix, Mr. Putnam served as President and Chief Operating Officer of Uroplasty, Inc. from June 1992 to November 1993. Uroplasty was a wholly-owned subsidiary of Bioplasty, Inc., a breast implant company. Mr. Putnam also held the position of Vice President of Quality Assurance and Regulatory Affairs at St. Jude Medical, Inc. from December 1989 to June 1992.
In addition, Mr. Putnam has held various positions at Bio-Vascular, Inc., Minnetonka, Inc., Hollister Corporation, and Baxter-Travenol Laboratories.

Mr. ten Hoedt has been Vice President - Europe for Urologix since February 1998. Prior to joining Urologix, Mr. ten Hoedt was employed by Medtronic Interstim, serving as World-Wide Business Director and General Manager from 1996 to 1998 and Business Director, Europe from 1994 to 1996. Mr. ten Hoedt also served as Marketing Manager Europe for Medtronic H.Q. Brussels from 1991 to 1994.

ITEM 11.  EXECUTIVE COMPENSATION
--------- ----------------------

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the fiscal years ending June 30, 1998, 1997 and 1996, the cash compensation paid by the Company, as well as certain other compensation paid or accrued to those years, to Jack E. Meyer, the Company's President and Chief Executive Officer, and to each of the five other most highly compensated executive officers of the Company in office at the end of fiscal year 1998, whose total cash compensation exceeded $100,000 during fiscal year 1998 (together with Mr. Meyer, the "Named Executive Officers") in all capacities in which they served:

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                              ANNUAL COMPENSATION(1)        COMPENSATION AWARDS
            NAME AND              FISCAL                     OTHER ANNUAL  SECURITIES UNDERLYING
       PRINCIPAL POSITION          YEAR    SALARY    BONUS   COMPENSATION    OPTIONS (# SHARES)
--------------------------------  ------  --------  -------  ------------  ----------------------

Jack E. Meyer (2)                   1998  $180,019  $22,500            --                     --
  President and                     1997   175,000   22,096            --                 25,000
  Chief Executive Officer           1996   157,500   13,452            --                 50,000

John P. Costello (3)                1998   149,667   41,931            --                175,000(7)
  Executive Vice President,         1997    62,500       --      $135,000                125,000
  Sales and Marketing

Wesley E. Johnson, Jr. (4)          1998   127,025   13,496            --                 32,000
  Vice President, Finance,          1997   118,334   18,194            --                     --
  Chief Financial Officer,          1996    83,417       --        42,224                 73,930
  Treasurer and Secretary

Jonathan R. McGrath (5)             1998   156,496   11,266            --                  8,000
  Vice President, Research and      1997   145,198   13,044            --                     --
  Development                       1996   135,000    2,654            --                     --

David W. Powell (6)                 1998   131,730   12,423            --                 68,900(7)
  Vice President, Operations        1997   105,414   18,777            --                 50,000

W. Allen Putnam                     1998   116,151    9,945            --                  8,000
  Vice President, Regulatory        1997   112,919   12,949            --                     --
  and Quality                       1996   107,661   10,747            --                 24,290

------------------
(1) None of the Named Executive Officers received an aggregate amount of perquisites and other personal benefits exceeding $50,000 or 10% of the officer's total annual salary and bonus for the fiscal year.

(2) Mr. Meyer resigned his position in October 1998.

(3) Mr. Costello began employment with the Company in February 1997. The fiscal 1997 Other Annual Compensation to Mr. Costello consisted of reimbursement of relocation expenses.

(4) Mr. Johnson began employment with the Company in September 1995. The fiscal 1996 Other Annual Compensation to Mr. Johnson consisted of reimbursement of relocation expenses.

(5) Mr. McGrath left employment with the Company in June 1998.

(6) Mr. Powell began employment with the Company in September 1996.

(7) Reflects options that were amended in fiscal 1998. See "Report on Options Repricing."

Option Grants

     The following table contains information concerning the grant of stock options under the Amended and Restated Urologix, Inc. 1991 Stock Option Plan to the Named Executive Officers during the fiscal year ended June 30, 1998:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                  INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------
                                                                                              POTENTIAL REALIZABLE
                                  % OF TOTAL                                                   VALUE AT ASSUMED
                                   OPTIONS                                                   ANNUAL RATES OF STOCK
                                  GRANTED TO                      MARKET                       PRICE APPRECIATION
                                  EMPLOYEES       EXERCISE        PRICE                         FOR OPTION TERM
                         OPTIONS  IN FISCAL        PRICE         ON DATE    EXPIRATION       ----------------------
NAME                     GRANTED   YEAR (1)      PER SHARE       OF GRANT      DATE             5%           10%
-----------------------  -------  ----------   --------------  -----------  ----------       --------       --------
John P. Costello          125,000 (1) 20.6%        $ 8.813     $  8.813       02/03/07       $607,357     $1,495,949
                           50,000      8.2%          8.1875       8.1875      05/15/08        225,700        555,910

Wesley E. Johnson Jr.      12,000      2.0%         18.00        18.00        07/14/07        135,841        344,248
                           20,000      3.3%          8.1875       8.1875      05/15/08        102,981        260,975

Jonathan R. McGrath         8,000      1.3%         18.00        18.00        07/14/08         90,561        229,499

David W. Powell            12,000      2.0%         18.00        18.00        07/14/07        135,841        344,248
                           10,000      1.7%          8.1875       8.1875      05/15/08         51,491        130,488
                           46,900 (1)  7.7%          8.813        8.813       07/19/06        197,347        472,679

W. Allen Putnam             8,000      1.3%         18.00        18.00        07/14/07         90,561        229,499


(1) Reflects options that were amended in fiscal 1998. See "Report on Option Repricing."


Option Exercises and Year-End Values

     Stock options were exercised by the Named Executive Officers during the fiscal year ended June 30, 1998. The following table sets forth certain information regarding exercised and unexercised options held by each of the Named Executive Officers at the end of the fiscal year ended June 30, 1998.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        OPTION VALUES AT FISCAL YEAR END

                                  SHARES                              NUMBER OF  SECURITIES        VALUE OF UNEXERCISED
                                ACQUIRED ON          VALUE            UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                               EXERCISE (#)       REALIZED (1)       OPTIONS AT JUNE 30, 1998        JUNE 30 1998 (2)
                             -----------------  -----------------  ----------------------------  --------------------------
NAME                                                               EXERCISABLE    UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
----                                                               -----------    -------------  -----------   -------------
Jack E. Meyer..............            10,000           $196,000      116,406         78,126        $727,736        $240,473
John P. Costello...........                --                 --       26,562        148,438               0          15,625
Wesley E. Johnson, Jr......                --                 --       39,307         60,373         265,377         185,248
Jonathan R. McGrath........            85,000            632,438       27,290              0               0               0
David W. Powell............                --                 --       18,775         50,125               0           3,125
W. Allen Putnam............                --                 --       27,583         23,395         125,048          26,325
---------------------------

(1) Represents the difference between the fair market value of the shares on the date of exercise and the exercise price multiplied by the number of option shares exercised.
(2) The value of unexercised options is calculated by determining the difference between the fair market value of the shares underlying the options at June 30, 1998 and the exercise price of the options, times the number of options outstanding. Fair market value was determined based on a per share price of $8.50, which is the closing price for the Company's common stock on June 30, 1998, the last trading day in the Company's fiscal year.



COMPENSATION OF DIRECTORS

     Under the terms of the Company' s 1991 Stock Option Plan, persons first elected as non-employee directors of the Company receive options to purchase 10,000 shares at a price equal to fair market value on the date of grant. The options vest over four years and expire ten years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company. Each director is also reimbursed for expenses associated with attending Board of Directors meetings. Non-employee directors are paid $1,000 per board meeting and $500 per committee meeting.

EMPLOYMENT AGREEMENTS

     On January 26, 1994, the Company entered into an employment agreement with Jack Meyer under which Mr. Meyer agreed to serve as the Chief Executive Officer and President of the Company at a salary of $150,000 per year, with salary
increases subject to the discretion of the Company's Board of Directors.   Mr.
Meyer's salary was set at $180,000 for fiscal year 1998.    The Company also has
in place letter severance agreements with its other executive officers. Under the terms of their respective agreements, the Company has agreed that, if the employment of the executive officer is terminated without cause, the Company will pay the executive officer's salary for a period of six months or until such person has secured alternative employment, whichever occurs first.

REPORT ON OPTION REPRICING

     Over its history, the Company has believed that the granting of stock options to employees has provided a significant incentive to the Company's employees to align their interest with those of the Company's shareholders. Substantially all the Company's employees have received options in the past. The Company's policy has been to grant options to key employees on their starting date, and grant additional options to employees based upon performance. Company had outstanding options to purchase. On March 19, 1998, when the fair market value of the Company's common stock was $8.813 per share, the Company's Stock Option Committee reviewed the Company's outstanding options and determined that the Company had a number of outstanding options at prices significantly above market.

     The Committee believed that because of the significant difference between the price of the Company's stock and the exercise price of these options, it was unlikely that these options will provide significant incentive for employees. Accordingly, on March 19, 1998, the Company amended 122 option grants to establish a new exercise price of $8.813 per share. The Committee believed that it was the best interest of the Company to amend the options to reflect the new exercise price because the re-priced options would provide an additional incentive for employees and result in increased shareholder value. Other than price, all terms of the stock options were unchanged.

     The table below provides information with respect to such repricing which was only incident of repricing of options of executive officers through June 30, 1998 since the Company became publicly held company.

TEN-YEAR OPTION REPRICINGS

       NAME           DATE      SECURITIES   MARKET PRICE      EXERCISE        NEW       LENGTH OF ORIGINAL
                       OF      UNDERLYING    OF STOCK AT        PRICE       EXERCISE        OPTION TERM
                    REPRICING   NUMBER OF      TIME OF       AT TIME OF     PRICE ($)    REMAINING AT DATE OF
                                 OPTIONS      REPRICING OR  REPRICING OR                    REPRICING OR
                                REPRICED OR   AMENDMENT       AMENDMENT                      AMENDMENT
                               AMENDED (#)       ($)             ($)
John P. Costello     03/19/98     125,000       $8.813          $17.50       $8.813      8 years, 11 months
David W. Powell      03/19/98      46,900       $8.813          $13.375      $8.813      8 years,  6 months
Rob J. ten Hoedt     03/19/98      50,000       $8.813          $13.5625     $8.813      9 years, 11 months



                    SUBMITTED BY THE COMPENSATION COMMITTEE

               ROBERT R. MOMSEN                PAUL A LAVIOLETTE

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table includes information as of September 1, 1998 concerning the beneficial ownership of common stock of the Company by (i) the only shareholders known to the Company to hold more than five percent of the common stock of the Company, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, all beneficial owners have sole voting and investment power over the shares held.

NAME AND ADDRESS OF                 NUMBER OF SHARES                 PERCENTAGE
OF BENEFICIAL OWNER               BENEFICIALLY OWNED(1)           BENEFICIALLY OWNED
-------------------               ------------------              ------------------
John Reid                                  600,087                     5.3%
195 Bunker Hill Avenue
Stratham NH 03885

Boston Scientific Corporation              587,500                     5.2%
One Boston Scientific Place
Natick, MA 01670

Mitchell Dann                              511,357(2)                  4.6%
14405 21st Ave. No.
Minneapolis, MN  55447

Jack E. Meyer                              251,386                     2.2%
14405 21st Ave. No.
Minneapolis, MN  55447

Buzz Benson                                  8,207(3)                     *

Janet G. Effland                            17,721                        *

Paul A. LaViolette                         592,500(4)                  5.4%

Robert R. Momsen                            21,227(5)                     *

David C. Utz, M.D.                          30,000                        *

John P. Costello                            34,375                        *

Wesley E. Johnson, Jr.                      55,802                        *

Jonathan R. McGrath                        101,265                        *

David W. Powell                             28,150                        *

W.  Allen Putnam                            74,892                        *

All directors and executive officers


   as a group (13 persons)              1,631,817                     13.6%

----------------------------------
*  Indicates ownership of less than one percent.


-------------------
(1) Includes options to purchase the following number of shares, which are or will become exercisable within 60 days of September 1, 1998: Mr. Dann, 5,000 shares; Mr. Meyer, 139,739 shares; Mr. Benson, 5,000 shares; Ms. Effland, 5,000 shares; Mr. LaViolette, 5,000 shares; Mr. Momsen, 5,000 shares; Dr. Utz, 25,500 shares; Mr. Costello, 34,375 shares; Mr. Johnson 44,552 shares, Mr. McGrath 0 shares; Mr. Powell, 25,650 shares; Mr. Putnam 17,787 shares; and all directors and executive officers as a group, 312,603 shares.
(2)  Includes 15,358 shares owned by M. Dann & Co. Profit Sharing Trust.
(3)  Includes 3,207 shares owned individually by Mr. Benson.
(4) Includes 587,500 shares owned by Boston Scientific Corporation. Mr. LaViolette is Senior Vice President and Group President of Boston Scientific Corporation. Mr. LaViolette disclaims beneficial ownership of shares held by Boston Scientific Corporation.
(5) Includes 16,227 shares owned by the Momsen Living Trust, of which Mr. Momsen is a trustee.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------      ----------------------------------------------


In 1996, the Company entered into an international distribution agreement with
Boston Scientific Corporation ("Boston Scientific").   Under the agreement,
Boston Scientific was granted exclusive distribution rights for the Company's Targis System in all countries outside the United States and Japan for a period
of five years ending in 2001.    Prior to entering into this distribution
agreement, Boston Scientific made an equity investment in the Company and
currently holds approximately 5.2% of the Company' Common Stock.   During the
year ended June 30, 1998, the Company sold $5,395,000 of product to Boston Scientific. Paul A. LaViolette, a Senior Vice President and Group President of Boston Scientific, is a director of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duty caused this amendment No 1 to 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UROLOGIX, INC.


                                    BY: /s/ MITCHELL DANN
                                       --------------------------------------
                                       MITCHELL DANN, CHAIRMAN OF THE BOARD,
                                       CHIEF EXECUTIVE OFFICER AND DIRECTOR

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities indicated on October 28, 1998.


 SIGNATURE                         TITLE                             DATE

/s/ Mitchell Dann            Chairman of the Board
-------------------------
Mitchell Dann

*  /s/ Jack E. Meyer         Director
-------------------------
Jack E. Meyer

/s/ Wesley E. Johnson, Jr.   Vice President, Chief Financial
-------------------------    Officer and Secretary
Wesley E. Johnson, Jr.


*  /s/ Buzz Benson           Director
-------------------------
Buzz Benson

*  /s/ Janet G. Effland      Director
-------------------------
Janet G. Effland

*  /s/ Paul A. LaViolette    Director
-------------------------
Paul A. LaViolette

*  /s/ Robert Momsen         Director
-------------------------
Robert Momsen

*  /s/ David C. Utz, M.D.    Director
-------------------------
David C. Utz, M.D.




*  /s/ Mitchell Dann
-------------------------
By Mitchell Dann pursuant to
Power of Attorney