Form 10-Q
period 1998-09-30
UROLOGIX INC
filed 1998-11-16
CIK 882873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transaction period from ___________ to ______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


As of November 6, 1998, the Company had outstanding 11,356,850 shares of common Stock, $.01 par value.

UROLOGIX, INC.
BALANCE SHEETS

                                                                   September 30,      June 30,
                                                                       1998            1998
                                                                   -------------   ------------
                                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                      $    820,732    $    882,801
    Available-for-sale securities                                    32,885,599      35,616,726
    Accounts receivable                                               1,695,121       4,013,533
    Inventories                                                       3,030,689       4,313,895
    Prepaids and other current assets                                 1,019,470         691,102
                                                                   ------------    ------------
         Total current assets                                        39,451,611      45,518,057
                                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
    Machinery, equipment and furniture                                4,401,813       4,902,773
    Less - accumulated depreciation                                  (1,768,949)     (1,703,293)
                                                                   ------------    ------------
         Property and equipment, net                                  2,632,864       3,199,480
OTHER ASSETS, NET                                                     4,671,982       4,771,222
                                                                   ------------    ------------
                                                                   $ 46,756,457    $ 53,488,759
                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of capitalized lease obligations            $     24,351    $     28,138
    Accounts payable                                                    867,330       1,960,768
    Accrued liabilities                                               2,590,496       2,154,078
                                                                   ------------    ------------
         Total current liabilities                                    3,482,177       4,142,984
CAPITALIZED LEASE OBLIGATIONS, less current maturities                    7,219           8,871
                                                                   ------------    ------------
         TOTAL LIABILITIES                                            3,489,396       4,151,855
                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 25,000,000 shares                     112,581         112,399
      authorized; 11,258,133 and 11,239,892 shares issued and
      outstanding
    Additional paid-in capital                                       91,024,041      91,016,366
    Accumulated deficit                                             (47,978,901)    (41,780,353)
    Net unrealized gains (losses) on investments                        109,340         (11,508)
                                                                   ------------    ------------
         Total shareholders' equity                                  43,267,061      49,336,904
                                                                   ------------    ------------
                                                                   $ 46,756,457    $ 53,488,759
                                                                   ============    ============



The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
STATEMENT OF OPERATIONS
(Unaudited)


                                                    For the Three Months
                                                     Ended September 30,
                                                ---------------------------
                                                     1998         1997
                                                ------------- -------------

SALES                                            $ 1,624,605   $ 2,599,135
COST OF GOODS SOLD                                 2,846,411     1,738,301
                                                ------------  ------------
       Gross profit (loss)                        (1,221,806)      860,834
                                                ------------  ------------

COSTS AND EXPENSES:
    Research and development                       1,496,903     1,374,165
    Sales and marketing                            1,656,650     1,332,966
    General and administrative                     2,298,429       500,805
                                                ------------  ------------
       Total costs and expenses                    5,451,982     3,207,936
                                                ------------  ------------

OPERATING LOSS                                    (6,673,788)   (2,347,102)
INTEREST INCOME, NET                                 475,240       331,442
                                                ------------  ------------
       Net loss                                  ($6,198,548)  ($2,015,660)
                                                ============  ============

       Basic and diluted net loss per                 ($0.55)       ($0.22)
         common share
                                                ============  ============

Basic and diluted weighted average number of
    common shares outstanding                     11,256,842     9,309,896




The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        For the Three Months
                                                          Ended September 30,
                                                     -------------------------
                                                         1998          1997
                                                     -----------   -----------
OPERATING ACTIVITIES:
    Net loss                                         ($6,198,548)  ($2,015,660)
    Adjustments to reconcile net loss to net cash
     used for operating activities -
      Loss on impairment of assets (Note5)               721,880             -
      Depreciation and Amortization                      409,178       492,336
      Change in operating items:
         Accounts receivable                           2,318,412    (1,005,972)
         Inventories                                   1,283,206      (221,336)
         Prepaids and other current assets              (328,368)       35,549
         Accounts payable and accrued liabilities       (657,020)     (611,349)
                                                     -----------   -----------
            Net cash used for operating activities    (2,451,206)   (3,326,432)
                                                     -----------   -----------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net            (465,202)     (406,338)
    Proceeds from sale of securities                   2,851,975     5,121,475
                                                     -----------   -----------
           Net cash provided by investing activities   2,386,773     4,715,137
                                                     -----------   -----------

FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                7,857       156,420
    Payments made on capital lease obligations            (5,439)       (5,988)
                                                     -----------   -----------
           Net cash provided by
            financing activities                           2,418       150,432
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                (62,069)    1,539,137
CASH AND CASH EQUIVALENTS:
    Beginning of period                                  882,801       275,571
                                                     -----------   -----------
    End of Period                                    $   820,732   $ 1,814,708
                                                     ===========   ===========

Supplemental cash flow disclosure:

Cash paid for interest                               $     1,035   $     1,125
                                                     ===========   ===========

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1998
(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1998 and the statements of operations for the three-month periods ended September 30, 1998 and 1997, and the statements of cash flows for the three-month periods ended September 30, 1998 and 1997, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally-accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2. Basic and diluted net loss per share

Basic and diluted net loss per common share was computed by dividing basic and diluted net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

3. Inventories

Inventories consisted of the following as of:

                                  September 30, 1998  June 30, 1998
                                  ------------------  -------------
         Raw materials                $2,209,019        $2,349,717
         Work in process                 360,943           132,559
         Finished goods                  460,727         1,831,619
                                      ----------        ----------
                                      $3,030,689        $4,313,895
                                      ==========        ==========

4. Recently Issued Accounting Standards

The Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for unrealized gains/losses on investment adjustments. Comprehensive income as defined by SFAS No. 130, was approximately $6.1 million and $2.0 million for the three months ended September 30, 1998 and 1997, respectively.

5. Fixed Asset Impairment

The Company recognized a charge of $721,880 related to assets that were identified as impaired as a result of a reduction in work force. The carrying values of the assets were written down to the Company's estimated fair value based on future cash flows expected to result from the use or eventual disposal of the assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Urologix develops, manufactures and markets minimally invasive medical devices for the treatment of urological diseases. The Company's initial product, the Targis(TM) System, is designed to treat benign prostatic hyperplasia ("BPH"), commonly known as "enlarged prostate." BPH dramatically affects the quality of life of millions of men by causing adverse changes in urinary voiding patterns. The Targis System has been approved for marketing in the United States, the 15 European Union countries, Japan and Canada. The Company is currently selling the Targis System outside the United States through distributors and in the United States through its direct sales force.

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

RESULTS OF OPERATIONS

Three months ended September 30, 1998 and 1997

         Sales decreased to $1.6 million for the three months ended September 30, 1998 from $2.6 million for the same period in the prior fiscal year due to a decrease in sales to the Company's international distributors as a result of adequate inventory levels of the Targis System at international distributors. Sales in the United States represented approximately 85% of fiscal 1999 first quarter revenues, compared to no United States sales in fiscal 1998 first quarter revenues. The Company expects United States sales of the Targis System to increase during fiscal year 1999 compared to fiscal year 1998; however, international sales are expected to be minimal due to existing inventory levels of the Targis Systems at the Company's international distributors.

         Cost of goods sold includes raw materials, labor and royalties, as well as costs incurred in connection with the production of the Targis Systems. Cost of goods sold increased to $2.8 million for the three months ended September 30, 1998 from $1.7 million for the same period in the prior fiscal year. Cost of goods sold were impacted by two events in the first fiscal quarter of 1999. First, as a result of a downward revision to its forecasted sales made in the first fiscal quarter and design changes to the Targis System, the Company established a reserve of $1.3 million for inventory that exists in excess quantities. Second, the Company operated under a reduced production schedule as production was transitioned to a new catheter design, resulting in the allocation of overhead over a lower production volume. The new catheter design is expected to have significantly higher production yields and field reliability. The Company began full production of the catheter in August 1998 and expects to continue at full production throughout the second quarter. The Company expects costs of goods sold as a percentage of sales to decrease in 1999 from the first fiscal quarter of 1999 due to efficiencies obtained from higher production volumes.

         Research and development expenses include those costs associated with product development, protection of the Company's intellectual property, treatment of patients participating in clinical trials, the accumulation of outcome data to substantiate clinical results and the preparation and submission of applications for regulatory approvals. Research and development expenses for the three months ended September 30, 1998 increased to $1.5 million from $1.4 million for the same period in the prior fiscal year, due primarily to costs related to new and on-going clinical studies of the Targis System and costs associated with product development activities related to Targis System improvements. Research and development expenses during fiscal year 1999 are expected to decrease compared to fiscal 1998 levels due to the conclusion of some clinical studies, lower regulatory expenses and the recent settlement of litigation.

         Sales and marketing expenses for the three months ended September 30, 1998 increased to $1.7 million from $1.3 million in the same period in the prior fiscal year due primarily to costs associated with the Company's U.S. marketing launch of the Targis System and supporting the marketing of the Targis System in Europe and Japan. These costs included the hiring of sales and marketing management, preparation of promotional materials, recruitment of field sales representatives and efforts related to obtaining third-party reimbursement for the Targis System. The Company expects sales and marketing expenses to increase as it increases its sales efforts in the United States, including the expected expansion of its direct sales force, and continues supporting its international distributors' sales efforts.

         General and administrative expenses increased to $2.3 million for the three month period ended September 30, 1998 from $501,000 for the same period in the prior fiscal year. General and Administrative expenses for the period ended September 30, 1998 reflect a non-recurring charge of $1.6 million incurred in connection with a reduction in workforce that resulted from the downward revision of the Company's sales forecast. The charge includes severance costs paid to employees, future lease costs related to facilities no longer occupied and the impairment of assets no longer used as a result of the reduction in work force. The reduction in work force was a result of decreases to the Company's sales forecasts.

         Interest income increased to $475,000 for the three month period ended September 30, 1998 from $331,000 for the same period in the prior fiscal year, due primarily to higher cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through sales of equity securities and, to a lesser extent, sales of the Targis System. As of September 30, 1998, the Company had total cash, cash equivalents and available-for-sale securities of $33.7 million and working capital of $36.0 million. During the three months ended September 30, 1998 the Company used approximately $2.9 million of cash for operating activities and property and equipment purchases, which amounts were funded primarily by proceeds from available-for-sale securities.

         At September 30, 1998, the Company had committed to purchase $1.5 million in components for the Targis Systems from a third-party vendor.

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

FORWARD-LOOKING STATEMENTS

         Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. These factors include (i) competition from other existing or new BPH treatments; (ii) the Company's ability to successfully market its product in the United States through sales representatives; (iii) the ability of the Company's distributors to successfully market and sell the Company's products in markets outside the United States; (iv) the Company's ability to successfully manufacture the Targis System in sufficient quantities to meet future demand for the products; and (v) the extent to which the physicians performing the Targis System procedures are able to obtain third party reimbursement. A detailed discussion of risks and uncertainties may be found in the Section entitled "Business - Forward Looking Statements" in Urologix Form 10-K for the year ended June 30, 1998.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
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

Date November 12, 1998
     --------------------------


Urologix, Inc.
-------------------------------
(Registrant)



/s/ Wesley E. Johnson, Jr.
-------------------------------
Wesley E. Johnson, Jr.
Vice President/Finance and Chief
  Financial Officer
(Duly Authorized Officer)




/s/ Wesley E. Johnson, Jr.
-------------------------------
Wesley E. Johnson, Jr.
Vice President/Finance and Chief
  Financial Officer
(Principal Financial Officer)