Form 10-Q
period 1998-12-31
UROLOGIX INC
filed 1999-02-12
CIK 882873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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


As of January 27, 1999, the Company had outstanding 11,417,911 shares of common stock, $.01 par value.

UROLOGIX, INC.
BALANCE SHEETS


                                                       December 31, 1998   June 30, 1998
                                                       -----------------   -------------
ASSETS                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                             $  1,087,543     $   882,801
    Available-for-sale securities                           30,572,939      35,616,726
    Accounts receivable                                      1,346,079       4,013,533
    Inventories                                              2,912,997       4,313,895
    Prepaids and other current assets                          747,022         691,102
                                                          ------------     -----------
         Total current assets                               36,666,580      45,518,057
                                                          ------------     -----------
Property and equipment:
    Machinery, equipment and furniture                       4,349,815       4,902,773
    Less - accumulated depreciation                         (1,951,396)     (1,703,293)
                                                          ------------     -----------
         Property and equipment, net                         2,398,419       3,199,480
Other assets, net                                            4,601,529       4,771,222
                                                          ------------     -----------
                                                          $ 43,666,528     $53,488,759
                                                          ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of capitalized lease obligations   $     20,450     $    28,138
    Accounts payable                                           926,985       1,960,768
    Accrued liabilities                                      2,309,918       2,154,078
                                                          ------------     -----------
         Total current liabilities                           3,257,353       4,142,984
Capitalized lease obligations, less current maturities           5,520           8,871
                                                          ------------     -----------
         Total liabilities                                   3,262,873       4,151,855
                                                          ------------     -----------
Commitments and contingencies
Shareholders' equity
    Common stock, $.01 par value, 25,000,000 shares            113,632         112,399
      authorized; 11,363,161 and 11,239,892 shares
      issued and outstanding
    Additional paid-in capital                              91,066,801      91,016,366
    Accumulated deficit                                    (50,915,607)    (41,780,353)
    Cumulative other comprehensive income(loss)                138,829         (11,508)
                                                          ------------     -----------
         Total shareholders' equity                         40,403,655      49,336,904
                                                          ------------     -----------
                                                          $ 43,666,528     $53,488,759
                                                          ============     ===========

The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
STATEMENTS OF OPERATIONS
(Unaudited)


                                              Three Months Ended         Six Months Ended
                                                 December 31,              December 31,
                                        --------------------------  -------------------------
                                            1998          1997          1998         1997
                                        -------------  -----------  ------------  -----------
Sales                                   $   1,233,947  $ 3,203,845  $  2,858,552  $ 5,802,980
Cost of goods sold                            896,291    2,140,126     3,742,702    3,878,427
                                        -------------  -----------  ------------  -----------
       Gross profit (loss)                    337,656    1,063,719     (884,150)    1,924,553
                                        -------------  -----------  ------------  -----------

Costs and expenses:
    Research and development                1,028,937    1,444,241     2,525,840    2,818,406
    Sales and marketing                     2,037,712    1,520,866     3,694,362    2,853,832
    General and administrative                658,724      631,200     2,957,153    1,132,005
                                        -------------  -----------  ------------  -----------
       Total costs and expenses             3,725,373    3,596,307     9,177,355    6,804,243
                                        -------------  -----------  ------------  -----------

Operating loss                             (3,387,717)  (2,532,588)  (10,061,505)  (4,879,690)
Interest income, net                          451,011      392,281       926,251      723,723
                                        -------------  -----------  ------------  -----------
       Net loss                         $  (2,936,706) $(2,140,307) $ (9,135,254) $(4,155,967)
                                        =============  ===========  ============  ===========
       Basic and diluted net loss per
       common share                     $       (0.26) $     (0.21)      $ (0.81) $     (0.43)
                                        =============  ===========  ============  ===========
Basic and diluted weighted average
    number of common shares
    outstanding                            11,357,694   10,140,194    11,307,914    9,725,045



The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                             For The Six Months Ended
                                                                   December 31,
                                                           ---------------------------
                                                               1998           1997
                                                           ------------  -------------
OPERATING ACTIVITIES:
    Net loss                                               $ (9,135,254) $  (4,155,967)
    Adjustments to reconcile net loss to net cash used
     for operating activities -
      Loss on impairment of assets                              771,362              -
      Depreciation and Amortization                             775,875        928,620
      Change in operating items:
         Accounts receivable                                  2,667,454     (2,511,054)
         Inventories                                          1,400,898     (1,700,080)
         Prepaids and other current assets                      (55,919)       222,815
         Accounts payable and accrued liabilities              (877,943)       420,326
                                                           ------------  -------------
            Net cash used for operating activities           (4,453,527)    (6,795,340)
                                                           ------------  -------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                   (576,484)      (807,498)
    Purchase of available-for-sale securities               (43,110,348)  (235,146,258)
    Proceeds from sale of available-for-sale securities      48,304,472    211,279,723
                                                           ------------  -------------
           Net cash provided by (used in) investing
             activities                                       4,617,640    (24,674,032)
                                                           ------------  -------------

FINANCING ACTIVITIES:
    Proceeds from the sale of common stock, net                       -     31,527,102
    Proceeds from exercise of stock options                      51,668        237,977
    Payments made on capital lease obligations                  (11,039)        (9,835)
                                                           ------------  -------------
           Net cash provided by financing activities             40,629     31,755,244
                                                           ------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       204,742        285,872
CASH AND CASH EQUIVALENTS:
    Beginning of period                                         882,801        275,571
                                                           ------------  -------------
    End of Period                                          $  1,087,543  $     561,443
                                                           ------------  -------------

Supplemental cash flow disclosure:

Cash paid for interest                                     $      1,909  $       2,175
                                                           ============  =============


The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 1998
(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 1998 and the statements of operations for the three and six-month periods ended December 31, 1998 and 1997, and the statements of cash flows for the six-month periods ended December 31, 1998 and 1997, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally-accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

3. Inventories

Inventories consisted of the following as of:

                   December 31, 1998   June 30, 1998
                  ------------------   --------------
Raw materials         $1,636,191        $2,349,717
Work in process          526,477           132,559
Finished goods           750,329         1,831,619
                      ----------        ----------
                      $2,912,997        $4,313,895
                      ==========        ==========

4. Recently Issued Accounting Standards

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for unrealized gains/losses on available for sale securities. Comprehensive income(loss) as defined by SFAS No. 130, was $(2,907,217) and ($8,984,917) for the three and six-month periods ended December 31, 1998 and $(2,028,971) and ($4,028,491) for the three and six-month periods ended
December 31, 1998.

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

         The Company markets the Targis System in the United States through a direct sales force and its co-marketing partner, Boston Scientific Corporation ("Boston Scientific"), a world wide developer, manufacturer and marketer of medical devices. Urologix' direct sales force has sole responsibility for completing and transacting the sales of the Targis system, while Boston Scientific, through its Microvasive Urology sales force, assists in the promotion and marketing of the Targis System among urologists throughout the United States. The Company has developed a sales and marketing team consisting of sales and marketing management, product managers, communication specialists and direct domestic sales representatives, who are all dedicated to marketing the Targis System. Outside the United States, the Company has developed broad-based relationships with two parties for market development and sales of the Targis System. Boston Scientific markets the Targis System in all countries outside the United States, except Japan. Nihon Kohden Corporation ("Nihon Kohden"), a major Japanese developer, manufacturer and marketer of medical devices, markets the Targis System in Japan.

RESULTS OF OPERATIONS

         Sales decreased to $1.2 million and $2.9 million for the three and six-month peroids ended December 31, 1998 from $3.2 million and $5.8 million for the same periods in the prior fiscal year due to a decrease in sales to the Company's international distributors as a result of adequate inventory levels of the Targis System at international distributors. Sales in the United States represented approximately 91% of revenue during the first six months of 1998, compared to 16% of revenue in the first six months of 1997. The Company expects United States sales of the Targis System to increase in fiscal year 1999 compared to fiscal year 1998; however, international sales are expected to be minimal due to existing inventory levels of Targis Systems at the Company's international distributors.

         Cost of goods sold includes raw materials, labor and royalties, as well as costs incurred in connection with the production of the Targis Systems. Cost of goods sold decreased to $896,000 during the three-months ended December 31, 1998 compared to $2.1 million for the same period in 1997. Cost of goods sold was affected primarily by lower sales volumes during the three-months ended December 31, 1998 when compared to the same period in the prior fiscal year. Cost of goods sold decreased to $3.7 million during the first six-months of 1998 compared to $3.9 during the first six months of 1997. Costs of goods sold were affected by two events during the first six months of 1999. First, as a result of a downward revision to its forecasted Fiscal 1999 sales in the first fiscal quarter and design changes to the Targis System, the Company established a reserve of $1.3 million for inventory that exists in excess quantities. Second, the Company operated under a reduced production schedule as production was transitioned to a new catheter design, resulting in the allocation of overhead over a lower production volume. The new catheter design is expected to have significantly higher production yields and field reliability. The Company began production of the catheter in August 1998.

         Research and development expenses include those costs associated with product development, protection of the Company's intellectual property, treatment of patients participating in clinical trials, the accumulation of outcome data to substantiate clinical results and the preparation and submission of applications for regulatory approvals. Research and development expenses decreased to $1.0 million and $2.5 million for the three and six-month periods ended December 31, 1998 from $1.4 million and $2.8 million for the same periods in the prior fiscal year, due primarily to the conclusion of several clinical studies, lower regulatory expenses and the settlement of litigation.

         Sales and marketing expenses for the three and six-months ended December 31, 1998 increased to $2.0 million and $3.7 million from $1.5 million and $2.9 million during the same periods in the prior fiscal year due primarily to costs associated with the Company's U.S. marketing launch of the Targis System and supporting the marketing of the Targis System in Europe and Japan. These costs included the hiring of sales and marketing management, preparation of promotional materials, recruitment of field sales representatives and efforts related to obtaining third-party reimbursement for the Targis System. The Company expects sales and marketing expenses to increase as it increases its sales efforts in the United States, and continues supporting its international distributors' sales efforts.

         General and administrative expenses increased to $659,000 and $3.0 million for the three and six-month periods ended December 31, 1998 from $631,000 and $1.1 million for the same periods in the prior fiscal year. General and Administrative expenses for the six month period ended December 31, 1998 reflect a non-recurring charge of $1.6 million incurred in connection with a reduction in workforce that resulted from the downward revision of the Company's sales forecast. The charge includes severance costs paid to employees, future lease costs related to facilities no longer occupied and the impairment of assets no longer used as a result of the reduction in work force.

         Interest income increased to $451,000 and $926,000 for the three and six-month periods ended December 31, 1998 from $392,000 and $724,000 for the same periods in the prior fiscal year, due primarily to higher cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through sales of equity securities and, to a lesser extent, sales of the Targis System. As of December 31, 1998, the Company had total cash, cash equivalents and available-for-sale securities of $31.7 million and working capital of $33.4 million. During the six months ended December 31, 1998 the Company used approximately $5.0 million of cash for operating activities and property and equipment purchases, which amounts were funded primarily by proceeds from available-for-sale securities.

         At December 31, 1998, the Company had committed to purchase approximately $500,000 in components for the Targis Systems from a third-party vendor.

         The Company expects to continue to incur additional losses, and will use its working capital as it incurs substantial expenses related to the marketing and sale of the Targis System, clinical trials and research and development activities. In addition, should the Company choose to rent Targis System control units to customers in the future, substantial capital could be required. Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for the next 24 months, there can be no assurance that the Company will not require additional financing in the future or that any additional financing will be available to the Company on satisfactory terms, if at all.

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

         The Company has completed testing and established compliance with respect to all of its systems and products, subject to possible equipment upgrades during 1999 and ongoing communications with third parties. Regardless of the Year 2000 compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

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

PART II - OTHER INFORMATION

Item 1.  Submission of Matters to a Vote of Securities Holders

         On January 14, 1999 the Company held its Annual Shareholders' Meeting. There were two matters submitted to vote of security holders, (i) the election of three directors; (ii) the approval of certain amendments to the Urologix, Inc. 1991 Amended and Restated Stock Option Plan. The directors were elected to serve a three year term expiring at the Annual Meeting following the year 2001, or until their respective successors are duly elected. Listed below are the names of the three directors elected and their respective vote counts.

           Bobby I. Griffin                For:           9,634,135
                                           Withheld:        120,798
           Robert R. Momsen                For:           9,581,506
                                           Withheld:        173,427
           Michael M. Selzer Jr.           For:           9,632,835
                                           Withheld:        122,098

Listed below is the vote count related to the second matter submitted:

Proposal to approve certain amendments to the Urologix, Inc. 1991 Amended and Restated Option Plan.

                        For:            8,423,393
                        Against:        1,206,754
                        Abstain:          124,786

Item 2.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Co-Marketing Agreement dated October 6, 1998 between Urologix, Inc. and Boston Scientific Corporation (1)

         27.1   Financial Data Schedule

(b)      Reports on Form 8-K

         During the quarter for which this Quarterly Report is filed, the Company filed no Reports on form 8-K.


--------------
(1) Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 8, 1999



Urologix, Inc.
---------------------------
(Registrant)



/s/ Michael M. Selzer, Jr.
---------------------------
Michael M. Selzer, Jr.
President and Chief Executive Officer
 (Duly Authorized Officer)




/s/ Wesley E. Johnson, Jr.
---------------------------
Wesley E. Johnson, Jr.
Vice President/Finance and Chief
     Financial Officer
(Principal Financial Officer)