Form 10-Q
period 1999-03-31
UROLOGIX INC
filed 1999-05-14
CIK 882873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from ____________ to _______________

                         Commission File Number 0-28414


                                 UROLOGIX, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


            Minnesota                                        41-1697237
            ---------                                        ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


                 14405 21st Avenue North, Minneapolis, MN 55447
                 ----------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 475-1400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


As of May 13, 1999, the Company had outstanding 11,424,100 shares of common stock, $.01 par value.

UROLOGIX, INC.
BALANCE SHEETS

                                                                      March 31, 1999       June 30, 1998
                                                                      --------------       -------------
                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                          $  1,111,536         $    882,801
    Available-for-sale securities                                        28,950,674           35,616,726
    Accounts receivable, net                                              1,195,423            4,013,533
    Inventories, net                                                      2,973,967            4,313,895
    Prepaids and other current assets                                       694,518              691,102
                                                                       ------------         ------------
         Total current assets                                            34,926,118           45,518,057
                                                                       ------------         ------------
Property and equipment:
    Machinery, equipment and furniture                                    4,436,619            4,902,773
    Less - accumulated depreciation                                     (2,252,529)          (1,703,293)
                                                                       ------------         ------------
         Property and equipment, net                                      2,184,090            3,199,480
Other assets, net                                                         4,526,540            4,771,222
                                                                       ------------         ------------
                                                                       $ 41,636,748         $ 53,488,759
                                                                       ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of capitalized lease obligations                $     16,432         $     28,138
    Accounts payable                                                        891,251            1,960,768
    Accrued liabilities                                                   2,686,458            2,154,078
                                                                       ------------         ------------
         Total current liabilities                                        3,594,141            4,142,984
Capitalized lease obligations, less current maturities                        3,770                8,871
                                                                       ------------         ------------
         Total liabilities                                                3,597,911            4,151,855
                                                                       ------------         ------------
Commitments and contingencies
Shareholders' equity
    Common stock, $.01 par value, 25,000,000 shares                         114,236              112,399
      authorized; 11,423,580 and 11,239,892 shares issued and
      outstanding
    Additional paid-in capital                                           91,110,556           91,016,366
    Accumulated deficit                                                 (53,276,205)         (41,780,353)
    Cumulative other comprehensive income (loss)                             90,250             (11,508)
                                                                       ------------         ------------
         Total shareholders' equity                                      38,038,837           49,336,904
                                                                       ------------         ------------
                                                                       $ 41,636,748         $ 53,488,759
                                                                       ============         ============



The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
STATEMENT OF OPERATIONS
(Unaudited)


                                                       Three Months Ended March 31,      Nine Months Ended March 31,
                                                       ---------------------------     -----------------------------
                                                          1999            1998             1999             1998
                                                       -----------     -----------     ------------      -----------
Sales                                                  $ 1,341,892     $ 2,508,515     $  4,200,444      $ 8,311,495
Cost of goods sold                                         956,368       2,601,553        4,699,070        6,479,980
                                                       -----------     -----------     ------------      -----------
Gross profit (loss)                                        385,524         (93,038)        (498,626)       1,831,515
                                                       -----------     -----------     ------------      -----------

Costs and expenses:
Research and development                                 1,264,244       1,913,307        3,790,084        4,731,713
Sales and marketing                                      1,342,045       1,671,194        5,036,407        4,525,025
General and administrative                                 558,142         567,320        3,515,295        1,699,326
                                                       -----------     -----------     ------------      -----------
Total costs and expenses                                 3,164,431       4,151,821       12,341,786       10,956,064
                                                       -----------     -----------     ------------      -----------

Operating loss                                          (2,778,907)     (4,244,859)     (12,840,412)      (9,124,549)
Interest income, net                                       418,309         743,256        1,344,560        1,466,980
                                                       -----------     -----------     ------------      -----------

Net loss                                               $(2,360,598)    $(3,501,603)    $(11,495,852)     $(7,657,569)
                                                       ===========     ===========     ============      ===========

Basic and diluted net loss per common share            $     (0.21)    $     (0.32)    $      (1.01)     $     (0.75)
                                                       ===========     ===========     ============      ===========

Basic and diluted weighted average number
  of common shares outstanding                          11,423,575      11,102,222       11,346,467       10,184,104






The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                 For The Nine Months
                                                                   Ended March 31,
                                                            -----------------------------
                                                                1999             1998
                                                            ------------    -------------
Operating Activities:
Net loss                                                    $(11,495,852)   $  (7,657,569)
Adjustments to reconcile net loss to net cash
used for operating activities -
 Loss on impairment of assets                                    771,362                -
 Depreciation and Amortization                                 1,151,997        1,160,888
 Change in operating items:
   Accounts receivable                                         2,818,110       (1,570,861)
   Inventories                                                 1,339,928       (1,750,215)
   Prepaids and other current assets                              (3,415)          75,950
   Accounts payable and accrued liabilities                     (537,137)        (219,889)
                                                            ------------    -------------
 Net cash used for operating activities                       (5,955,007)      (9,961,696)
                                                            ------------    -------------

Investing Activities:
 Purchases of property and equipment, net                       (663,288)      (1,214,627)
 Purchase of available-for-sale securities                   (58,255,264)    (449,494,901)
 Proceeds from sale of available-for-sale securities          65,023,074      429,193,953
                                                            ------------    -------------
Net cash provided by (used in) investing activities            6,104,522      (21,515,575)
                                                            ------------    -------------

Financing Activities:
 Proceeds from the sale of common stock, net                           -       31,659,351
 Proceeds from exercise of stock awards                           96,027          131,014
 Payments made on capital lease obligations                      (16,807)         (14,964)
                                                            ------------    -------------
Net cash provided by financing activities                         79,220       31,775,401
                                                            ------------    -------------

Net increase in Cash and Cash Equivalents                        228,735          298,130
Cash and Cash Equivalents:
Beginning of period                                              882,801          275,571
                                                            ------------    -------------
End of Period                                               $  1,111,536    $     573,701
                                                            ============    =============

Supplemental cash flow disclosure:

Cash paid for interest                                      $        707    $       6,530
                                                            ============    =============

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1999 and the statements of operations for the three and nine-month periods ended March 31, 1999 and 1998, and the statements of cash flows for the nine-month periods ended March 31, 1999 and 1998, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally-accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

3. Inventories

Inventories consisted of the following as of:


                                     March 31, 1999           June 30, 1998
                                     --------------           -------------
Raw materials                             1,114,452               2,349,717
Work in process                           1,359,228                 132,559
Finished goods                              500,287               1,831,619
                                     --------------           -------------
                                          2,973,967               4,313,895
                                     --------------           -------------


4. Recently Issued Accounting Standards

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for unrealized gains/losses on available for sale securities. Comprehensive income (loss) as defined by SFAS No. 130, was $(2,409,177) and $(11,394,094) for the three and nine-month periods ended March 31, 1999 and $(3,592,523) and $(7,621,013) for the three and nine-month periods ended March 31, 1998.

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

         The Company markets the Targis System in the United States through a direct sales force and its co-marketing partner, Boston Scientific Corporation ("Boston Scientific"), a world wide developer, manufacturer and marketer of medical devices. Urologix' direct sales force has sole responsibility for completing and transacting the sales of the Targis system, while Boston Scientific, through its Microvasive Urology sales force, assists in the promotion and marketing of the Targis System among urologists throughout the United States. The Company has developed a sales and marketing team consisting of sales and marketing management, product managers, communication specialists and direct sales representatives, who are all dedicated to marketing the Targis System.

         Outside the United States, the Company has a broad based distribution agreement with Nihon Kohden Corporation ("Nihon Kohden"), a major Japanese developer, manufacturer and marketer of medical devices, for market development and sales of the Targis System in Japan. The Company has an International Distribution Agreement with Boston Scientific covering all countries outside the United States, except Japan. Under the agreement, which was amended in February of 1999, Urologix has responsibility for market development of the Targis System and works with Boston Scientific to sell Targis Systems from Boston Scientific's inventory through Urologix' direct sales force in Europe. Boston Scientific compensates Urologix for Urologix' market development services.

RESULTS OF OPERATIONS

         Sales decreased to $1.3 million and $4.2 million for the three and nine-month periods ended March 31, 1999 from $2.5 million and $8.3 million for the same periods in the prior fiscal year due to a decrease in international sales as a result of adequate inventory levels of the Targis System at international distributors. Sales in the United States represented approximately 92% of revenue during the first nine months of 1999, compared to 27% of revenue in the first nine months of 1998. The Company expects United States sales of the Targis System to increase in fiscal year 1999 compared to fiscal year 1998; however, international sales are expected to be minimal due to existing inventory levels of Targis Systems at the Company's international distributors.

         Cost of goods sold includes raw materials, labor and royalties, as well as costs incurred in connection with the production of the Targis Systems. Cost of goods sold decreased to $956,000 during the three months ended March 31, 1999 compared to $2.6 million for the same period in 1998. The decrease in cost of goods sold is attributable primarily to decreases in sales volume. Excluding the impact of a $700,000 inventory write down in the three months ended March 31, 1998, gross profit as a percentage of sales increased by 5% to 29% of sales during the three months ended March 31, 1999 when compared to the same period in the prior year. The increase in gross margin as a percent of sales is attributable to a reduction in operating costs and improvements in the manufacturing process.

         Cost of goods sold decreased to $4.7 million during the first nine-months of 1999 compared to $6.5 million during the first nine months of 1998. The decrease in cost of goods sold is attributable to decreases in sales volume. Excluding the impact of a $1.3 million reserve established in 1999 and a $700,000 reserve established in 1998, gross profit as a percentage of sales during the first nine months of 1999 decreased by 11% to 19% compared to the same period in 1998. Apart from these adjustments, gross margin decreased in the nine months ended March 31, 1999 when compared to the same period in 1998 as a result of lower sales and manufacturing volume resulting in the allocation of overhead over a lower production volume resulting in a higher product cost.

         Research and development expenses include those costs associated with product development, protection of the Company's intellectual property, treatment of patients participating in clinical trials, the accumulation of outcome data to substantiate clinical results and the preparation and submission of applications for regulatory approvals. Research and development expenses decreased to $1.3 million and $3.8 million for the three and nine-month periods ended March 31, 1999 from $1.9 million and $4.7 million for the same periods in the prior fiscal year, due primarily to the conclusion of several clinical studies, lower regulatory expenses and the settlement of litigation.

         Sales and marketing expenses for the three months ended March 31, 1999 decreased to $1.3 from $1.7 million during the same period in the prior fiscal year. The decrease in sales and marketing expense is primarily attributable to payments received from Boston Scientific for international market development services provided by Urologix. These payments were recorded as a reduction to sales and marketing expense. Sales and marketing expenses for the nine months ended March 31, 1999 increased to $5.0 from $4.5 million during the same period in the prior fiscal year due primarily to costs associated with the Company's November 1997 marketing launch of the Targis System in the United States and costs associated with supporting the marketing of the Targis System in Europe and Japan. These costs included the hiring of sales and marketing management, preparation of promotional materials, recruitment of field sales representatives and efforts related to obtaining third-party reimbursement for the Targis System. The Company expects sales and marketing expenses to increase as it expands its sales efforts in the United States and continues supporting its international distributors' sales efforts.

         General and administrative expenses decreased to $558,000 for the three-month period ended March 31, 1999 from $567,000 for the same period in the prior fiscal year. General and administrative expenses increased to $3.5 million for the nine month period ended March 31, 1999 from $1.7 million for the same period in the prior fiscal year. General and Administrative expenses for the nine month period ended March 31, 1999 reflect a non-recurring charge of $1.6 million incurred in connection with a reduction in workforce in October 1998 that resulted from the downward revision of the Company's sales forecast. The charge includes severance costs paid to employees, future lease costs related to facilities no longer occupied and the impairment of assets no longer used as a result of the reduction in work force.

         Interest income decreased to $418,000 and $1.3 million for the three and nine-month periods ended March 31, 1999 from $743,000 and $1.5 million for the same periods in the prior fiscal year. Interest income decreased due primarily to lower cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through sales of equity securities and, to a lesser extent, sales of the Targis System. As of March 31, 1999, the Company had total cash, cash equivalents and available-for-sale securities of $30.1 million and working capital of $31.3 million. During the nine months ended March 31, 1999 the Company used approximately $6.6 million of cash for operating activities and property and equipment purchases, which amounts were funded primarily by proceeds from available-for-sale securities.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

         On January 14, 1999 the Company held its Annual Shareholders' Meeting. The results of the meeting were disclosed in our previous quarterly filing for the quarter ended December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Amendment to the International Distribution Agreement between Urologix, Inc. and Boston Scientific Corporation (1)

         27.1   Financial Data Schedule

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

May 14, 1999



Urologix, Inc.
---------------------------
(Registrant)



/s/ Michael M. Selzer, Jr.
---------------------------
Michael M. Selzer, Jr.
President and Chief Executive Officer
 (Duly Authorized Officer)




/s/ Wesley E. Johnson, Jr.
---------------------------
Wesley E. Johnson, Jr.
Vice President/Finance and Chief
     Financial Officer
(Principal Financial Officer)