Form 10-K
period 1999-06-30
UROLOGIX INC
filed 1999-09-24
CIK 882873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of September 14, 1999, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was approximately $35,891,000 based on the last reported sales price on that date.

As of September 14, 1999 the Company had outstanding 11,485,170 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     INDEX


PART I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A   Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I


ITEM 1.     BUSINESS
--------------------

Forward Looking Statements

Statements included in this Annual Report on Form 10-K that are not historical or current facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to: competition from other BPH treatments; the ability of the Company's sales representatives and distributors to successfully market and sell the Targis(TM) System; the Company's ability to manufacture the Targis System in sufficient quantities; the Company's ability to maintain intellectual property protection for its proprietary products and to defend its existing intellectual property rights from challenges by third parties; and the extent to which the physicians performing the Targis System procedures are able to obtain third-party reimbursement. In addition, a detailed discussion of risks and uncertainties may be found in the Section entitled "Business - Risk Factors" in this Form 10-K.


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


     The Targis procedure is a non-surgical, catheter-based treatment that uses a proprietary microwave technology that preferentially heats diseased areas of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the pain-sensitive urethral tissue. Because the urethra is protected from heat and is not punctured or penetrated, a Targis procedure can be performed without general or regional anesthesia or intravenous sedation. Accordingly, the procedure can be performed in a low cost setting such as a physician's office or an outpatient clinic. The Company believes that the Targis System provides an efficacious, safe and cost effective procedure for the treatment of BPH without the complications and side effects inherent in most current treatments, and as such, is well positioned to address the needs of physicians, patients and payors.


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


     The Company markets the Targis System in the United States through a direct sales force and its co-marketing partner, Boston Scientific Corporation ("Boston Scientific"), a worldwide developer, manufacturer and marketer of medical devices. Urologix' direct sales force has sole responsibility for completing and transacting the sales of the Targis System, while Boston Scientific, through selected members of its Microvasive Urology sales force, assists Urologix' direct sales force in the promotion and marketing of the Targis System procedure among urologists throughout the United States.

     Outside the United States, the Company has developed a relationship with Nihon Kohden Corporation ("Nihon Kohden"), a major Japanese developer, manufacturer and marketer of medical devices, for market development and sales of the Targis System in Japan. The Company has a distribution agreement with Boston Scientific covering all countries outside the United States except
Japan. Under the agreement, which was amended in February of 1999, Urologix has responsibility for market development of the Targis System and works with Boston Scientific to sell Targis

Systems from Boston Scientific's inventory through Urologix' direct sales force in Europe. Boston Scientific compensates Urologix for Urologix' market development services.

Benign Prostatic Hyperplasia

     BPH is a non-cancerous urological disease in which the prostate enlarges and constricts the urethra. Symptoms associated with BPH affect the quality of life of millions of sufferers worldwide and BPH can lead to irreversible bladder or kidney damage. The prostate is a walnut-size gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. The prostate produces seminal fluid and plays a key role in sperm preservation and transportation. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate that are located primarily lateral, medial and anterior to the urethra (the "transition zone") begin to grow at an increasing rate. As the transition zone of the prostate expands, it compresses or impinges upon other portions of the prostate gland and the urethra, thereby restricting the normal passage of urine. This constriction of the urethra may require a patient to exert excessive bladder pressure to begin urination. If the patient cannot generate sufficient force to adequately void urine from the bladder, the possibility of infection and bladder and kidney damage increases. BPH patients also typically suffer from a variety of troubling symptoms, which primarily relate to changes in urinary voiding, many of which can have a significant impact on a patient's quality of life.

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

     Evidence of BPH typically begins to appear in men in their 50s, and by age 70, the quality of life of most men is negatively affected by BPH symptoms. Medical sources estimate that the percentage of men suffering from symptoms of BPH is approximately 30% for men in their 50s and increases to more than 75% for men over age 80. The BPH market is large and can be expected to continue to grow due to the general aging of the world's population, as well as increasing life expectancies. For example, the population of men 50 years of age and older in the United States is growing approximately 25% annually and is expected to reach approximately 39 million in 2005. Improved education on healthcare issues may also encourage more men to seek treatment of their BPH symptoms.

     Medicare, which covers approximately 80% of BPH patients in the U.S. is under increasing budget pressures. The rising cost of healthcare in the United States has also influenced public support for managed care in order to control spending. Hospitals and doctors are now forced to compete for the managed care dollars. Urologix believes it is well positioned to provide patients, payors and physicians a cost-effective alternative to drug therapy, invasive surgery, and other less invasive surgical procedures, and the Company intends to leverage this position to capture market share. The Targis Procedure has clinically proven durability over a four year period, low complications rates, shorter recovery time and greater cost effectiveness than other therapies for treating BPH. The Company believes that the cost of treatment with the Targis Procedure will be less than the cost of most other BPH therapies due to the long term durability of the procedure and a design that allows the Targis procedure to be performed in an office or outpatient setting and results in fewer complications.

Other BPH Therapies and Their Limitations

     Watchful Waiting

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

     Drug Therapy

     Drug therapy for BPH has been available in the United States since the FDA approved marketing of four orally administered pharmaceutical products-- Proscar(R) (sold by Merck & Co., Inc.) in 1992, Hytrin(R) (sold by Abbott Laboratories) in 1993, Cardura(R) (sold by Pfizer Inc.) in 1995 and FLOMAX(R) (sold by Boehringer Ingelheim Pharmaceuticals, Inc.) in 1997. Approximately 1.5 million men currently receive drug therapy in the United States for the treatment of BPH symptoms. The Company believes the dramatic acceptance of drug therapy in the short period since FDA approval is due to extensive drug company marketing, resulting in increased patient awareness, and the desire of these patients for treatments which have less severe complications and side effects than currently available surgical procedures. The annual cost of drug therapy is approximately $1,300 to $1,400 in the first year, and the typical total cost ranges from $12,000 to $17,000, depending on the age of the patient when drug therapy is initiated.

     Alpha blockers, such as Hytrin, Cardura, and FLOMAX treat BPH by relaxing the muscles in the prostate and bladder neck to relieve urethral obstruction. While alpha blockers have demonstrated some ability to relieve a patient's BPH symptoms and improve urine flow rates, they still carry the potential for significant side effects such as dizziness, headache, asthenia (shortness of breath) and fatigue. Proscar is designed to treat BPH by shrinking the prostate. As much as six months of Proscar treatment may be necessary to determine efficacy and, after 12 months, at least 40% of patients taking Proscar do not experience an increase in urine flow rate or improved AUA symptom scores. Side effects for Proscar include impotence and decreased libido. An estimated 30% to 40% of those patients who initially pursue drug therapy discontinue treatment within 12 months due to various reasons including ineffectiveness, side effects, the burden of compliance and the cost of the therapy.

     Surgical Treatments for BPH

     The most common surgical procedure for the treatment of BPH is Transurethal Resection of the Prostate ("TURP"), whereby a rigid instrument is inserted into the patient's urethra through which the surgeon passes an electrosurgical loop that is used to remove the urethra and the diseased tissue within the prostate. While TURP has been the established standard for treating BPH since the 1930s, this procedure requires general or spinal anesthesia and almost always requires post-treatment hospitalization. During the past several years, the number of TURPs performed in the United States has been decreasing from approximately 450,000 in 1992 to 150,000 in 1998, which the Company believes is due to increased awareness of the complications of surgery and the availability of drugs as an alternative treatment.

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

     Several companies, including Urologix, have developed or are developing transurethral microwave thermotherapy technology for the treatment of BPH. See "Competition." Other technologies to treat BPH have been developed or are under various stages of development, including stents, dilatation balloons, transurethral and transrectal hyperthermia and high intensity focused ultrasound.

The Urologix Approach

     The Targis System is one-time, non-surgical, catheter-based technology to treat BPH. The Targis System utilizes a proprietary microwave technology, delivered through a flexible catheter, that preferentially heats the diseased area of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the pain sensitive urethral tissue. The Targis procedure does not require punctures or incisions, thereby leaving the urethra intact. As a result, the procedure can be performed without general or regional anesthesia or intravenous sedation. Consequently, the procedure has been, and is expected to be performed in an outpatient setting and does not require an overnight hospital stay. Unlike other FDA-approved microwave-based systems, the Company's Targis System employs proprietary preferential heating to target energy away from the rectum and impedance matching to maximize energy delivery to the diseased prostatic tissue.

     The Company's clinical studies demonstrated that most patients who received the Targis procedure experienced a significant improvement in AUA Symptom Scores and urine flow rates, minimal complications and post-treatment discomfort, and were able to return to normal activities within a few days.

Targis System

     The Company's Targis System consists of the Targis Control Unit and the Targis Procedure Kit, which includes the Targis Catheter, Cooling Bag and Rectal Thermosensing Unit ("RTU"). The Targis Control Unit contains a microwave generator, a solid-state refrigeration device, a circulation pump and electronic circuitry to monitor therapy. The Targis Control Unit supplies microwave energy and coolant to the Targis Catheter and collects and processes data from the Targis Catheter and the RTU. The Targis Catheter contains a microwave antenna for delivering microwave energy to the prostate and a thermosensor for monitoring the urethral temperature. The Coolant Bag holds the coolant that is circulated during therapy. The RTU monitors rectal temperatures. The Targis Catheter, Coolant Bag and RTU are single-use devices.

     In a Targis procedure, the Targis Catheter is inserted into the urethra and the RTU is inserted into the rectum. Chilled water is then circulated through the catheter. The coolant is designed to lower the temperature of the urethra to protect it from heat and discomfort. When the urethra is sufficiently cooled, microwave energy is turned on. Temperatures in the urethra and rectum are monitored continuously to ensure that the appropriate level of energy is supplied. The targeted prostatic tissue that is sufficiently heated by the microwave energy is necrosed. Following treatment, a small catheter is inserted and the patient is released. The small catheter is typically left in place for two to four days to drain urine while swelling subsides. During the period following the treatment, pressure on the urethra is decreased and BPH symptoms are reduced.

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

     Continuous energy delivery is required to most effectively necrose diseased tissue in the prostate and thereby relieve BPH symptoms. The prostate is highly vascularized and, in response to increased temperature, blood flow within the prostate is dramatically increased during therapy. This produces an efficient heat sink which reduces the temperature in the prostate beneath the temperature threshold required for cell death within only a few minutes after microwave energy is discontinued. In order to prevent damage to the rectum, FDA guidelines provide that rectal temperatures not exceed 42.5 degrees C. If this temperature is exceeded, microwave energy is discontinued to allow the rectal temperature to decrease. Because of the time/temperature relationship to cell death, a decrease in temperature in the prostate below the threshold for cell death during the treatment has a diminished effect on treatment outcome.

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

     Controlled Energy Delivery

     The Targis Catheter utilizes a helical antenna design, which produces an electrical field that is confined to a region of the prostate gland closely related to the antenna length. Beyond the antenna's boundaries, the electrical field strength drops rapidly, thus little microwave heating occurs beyond the length of the antenna. Within its length, the field is generally uniform, resulting in uniform heat generation along the antenna length. This ensures effective control over the zone of tissue damage and provides better assurance against injury to the internal or external urinary sphincters, which could affect ejaculation and urinary control.

Clinical Status

     The combined results of the Company's clinical trials indicate that the Targis System was effective in reducing AUA Symptom Scores by 56% at three months and that the results were maintained for at least four years. The data also demonstrated that the Targis procedure increased peak flow rates for patients with a mean increase of 4 ml/sec at six months and that the flow rate increase was maintained to the four year time point. The Company has patient quality of life data from the 491 patients from whom the Company has received one-year follow-up data. These patients were asked a statistically validated quality of life assessment question to evaluate how they would feel living the rest of their life with their current BPH symptoms. At 12 months following their Targis procedures, 75% of these patients indicated they were satisfied, an increase from only 4% giving the same response prior to treatment. There can be no assurance that future clinical results will be consistent with those achieved to date.

     Of the 714 patients from whom the Company has received follow-up data, no patient required an anesthetist or anesthesia services during the treatment, and 88% of the patients spent one day or less in bed following the Targis treatment. Of these 714 patients, there were no cases of long-term incontinence or significant bleeding resulting from the Targis procedure. Twelve percent of patients experienced urinary retention which required catheterization for more than one week. All of these cases were resolved within 30 days. Additionally, 7% of the patients experienced an episode of urinary tract infection which was treated and resolved with routine antibiotic therapy, and less than 1% experienced urethral stricture requiring intervention. Other minor complications included epididymitis (4%), loss of ejaculate (4%), and transient urinary incontinence (3%).

Sales and Marketing

     The Company's marketing strategy includes (i) increasing market awareness of the Targis System, (ii) creating access to the Targis System through the placement and sale of Targis System control units, (iii) enhancing the use of the Targis System by physicians who have access to the Targis System, and (iv) demonstrating the cost effectiveness of the Targis System to governmental and commercial payors.

     United States

     The Company has developed a sales and marketing team consisting of sales and marketing management, product managers, communication specialists and direct sales representatives, who are all dedicated to marketing the Targis System. The domestic sales force is divided into two tiers. The first tier is composed of business development managers who are primarily responsible for increasing the installed based of Targis control units. The second tier is composed of account development specialists who are dedicated to educating urologists and BPH patients on the safety, efficacy and other benefits of the Targis System leading to increased utilization of the Targis treatment. The Company has hired and trained 10 sales representatives and is actively recruiting additional sales representatives. As of September 10, 1999, the Company employed a total of 26 individuals in its sales and marketing department.

     The Company targets its sales to urologists who practice in high-volume prostate treatment groups and urologists who are opinion leaders in BPH treatment methods. The Company currently has 56 Targis Control Units in operation in the United States. The Company believes that the demographics of urologists and their practices in the United States will allow for an effective direct selling strategy.

     The Company offers urologists and hospitals the option to either purchase the Targis System Control Unit or to rent the Targis System on a per use basis. The list prices for the purchase of a Control Unit and Procedure Kit are $150,000 and $1,200 respectively. Rental fees vary depending on the length and terms of the arrangement.

     International

     The Company has developed broad-based relationships with Nihon Kohden and Boston Scientific for market development and sales of the Targis System in Japan and all other foreign countries outside Japan, respectively.

     The Company entered into a distribution agreement with Boston Scientific in 1996. Under the agreement, Boston Scientific was granted exclusive distribution rights for the Company's Targis System in all countries outside the United States excluding Japan for a period of five years ending in 2001. Under the agreement, which was amended in February of 1999, Urologix has responsibility for market development of the Targis System and works with Boston Scientific to sell Targis Systems from Boston Scientific's inventory through Urologix' direct sales force in Europe. Boston Scientific compensates Urologix for Urologix' market development services. Prior to entering into this distribution agreement, Boston Scientific made equity investments in the Company.

     In 1994, the Company entered into a distribution agreement with Nihon Kohden which granted Nihon Kohden exclusive distribution rights for the Company's Targis System in Japan for a term ending in the year 2000. Under the agreement, Nihon Kohden agreed to purchase certain minimum numbers of the Company's Control Units and Procedure Kits. The Company is currently working with Nihon Kohden to refine certain provisions of the agreement. Nihon Kohden made an equity investment in the Company concurrently with entering into this distribution agreement.

     Although the Company intends to work with these distributors to improve the Company's international sales, in light of the significant inventory levels of Boston Scientific and Nihon Kohden of the Company's products, the Company expects minimal fiscal 2000 international sales.

Manufacturing

     The Company's Targis System consists of the Targis Control Unit and the Targis Procedure Kit, which includes the Targis Catheter, Cooling Bag and Rectal Thermosensing Unit.

     The Targis Control Unit is currently manufactured by a third party manufacturer to the Company's specifications under a supply agreement that expires in February 2000. Currently, the Company manufactures a key component of the Targis Control Unit, the microwave generator, and provides it to the third party manufacturer for incorporation into the final Targis Control Unit. Although the Company expects that the third party manufacturer will be able to adequately meet demand for the Targis Control Unit on a timely basis, there can be no assurance that this will be the case.

     The Targis Procedure Kits are assembled by the Company, using materials and components supplied to the Company by various subcontractors and suppliers, as well as components fabricated by the Company. Several of the components are currently available to the Company through a single vendor. Wherever possible and practical, the Company intends to develop alternative sources for every critical component. Where alternative sourcing is not possible, the Company intends to enter into supply agreements with each component provider. Nevertheless, failure to obtain components from such providers or delays associated with any future component shortages, particularly as the Company increases its manufacturing level, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has received ISO 9001 certification indicating compliance of the Company's manufacturing facilities with European standards for quality assurance and manufacturing process control. The Company has also received CE mark certification, which allows it to affix the CE Mark to its products and market them in the European

Union. In addition, the Targis System has been approved for marketing by the Japanese Ministry of Health and Welfare. As of September 10, 1999, the Company employed 26 individuals in its manufacturing department.

Research and Development

     The Company intends to build upon its clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. The Company's research and development efforts are currently focused on reducing the production cost of the components in the Targis System, improving the function and features of the Targis System and investigating other applications for its technologies. The Company also believes that its core technologies may have other medical applications for prostatic diseases, including malignancies.

     During the fiscal years ended June 30, 1999, 1998 and 1997, the Company spent $5.1 million, $6.7 million and $5.0 million, respectively, in its research and development efforts. As of September 10, 1999, the Company employed 27 individuals in its research and development department.

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

     The United States Health Care Financing Administration ("HCFA"), which establishes coverage policies for Medicare carriers, can either make national coverage reimbursement determinations or allow local Medicare carriers to adopt, modify or ignore model reimbursement policies. Because HCFA has not made a national coverage determination regarding transurethral microwave therapy, local Medicare carriers have each made their own coverage decisions and Medicare coverage for transurethral microwave therapy for BPH is currently available in all 50 states. Despite these decisions, there can be no assurance that reimbursement will be available to providers.

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

     Currently, Medicare reimbursement of transurethral microwave therapy is limited to procedures performed in an outpatient hospital environment. The Company believes that the Targis procedure can be performed safely and at a lower cost in an office-based environment. The Company continues to dedicate significant effort to gain Medicare coverage for the Targis procedure in an office-based environment.

     The Company has been advised that Medicare will most likely consider office-based reimbursement for the Targis procedure during the year 2000, with implementation possible in 2001. There can be no assurance, however, that office-based reimbursement will be implemented or if implemented, that amounts reimbursed for performing the Targis procedure will be adequate to encourage use of the Targis System in an office-based environment.

     HCFA has recently proposed and published in the Federal Register new rules for reimbursement of certain procedures in Ambulatory Surgery Centers ("ASCs") and hospital outpatient departments. The proposed hospital outpatient rules create a system known as Ambulatory Patient Classifications ("APCs") for procedures performed in hospital outpatient departments. This system is similar in some respects to Diagnostic Related Groups ("DRGs") used by HCFA to reimburse for hospital inpatient surgical procedures. If the reimbursement amounts proposed for the categories of procedures that would include the Targis procedure are adopted as proposed, however, they could have a negative impact on the Company's current list selling prices and gross margins. The Company submitted comments to HCFA on the proposed rules prior to the close of the comment period on July 31, 1999, and believes that a number of other affected organizations also submitted comments on the proposed rules. In addition to commenting on the proposed rules, the Company is currently assessing other actions to influence the proposed rules.

     The Company has been advised that the proposed rules, if adopted, would most likely not take effect until the year 2001. There can be no assurance, however, that the rules will not be implemented or that they will not take effect earlier than the year 2001.

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

     Internationally, reimbursement approvals for the Targis procedure will be sought on an individual country basis. Some countries currently have established reimbursement authorizations for transurethral microwave therapy. Reimbursement approvals have been obtained through Nihon Kohden Corporation for the Targis System in Japan. The Company is actively pursuing reimbursement approvals on a country-by-country basis throughout Western Europe. Clinical studies and physician advocacy will be used to support reimbursement requests in countries where there is currently no reimbursement for such procedures.

Patents and Proprietary Rights

     The Company aggressively pursues protection of its intellectual property and has been issued a number of United States patents. The Company also has patent applications pending in the United States and in a number of foreign jurisdictions and intends to file additional patent applications in the future.

     The majority of the United States patents issued to the Company claim methods and devices that the Company believes are critical to providing a safe and efficacious treatment for BPH. Several of the claims under these patents relate to devices and methods for preferentially limiting the amount of microwave energy directed toward the rectum. Because cell death is a function of time and temperature and because the rectum is in close proximity to the prostate, the Company believes preferential heating is critical to enable continuous delivery of energy to achieve an adequate zone of necrosis to durably treat BPH while not endangering the rectum.

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

     Other companies have developed or are in the process of developing medical methods and devices to transurethrally treat BPH with microwave energy. Several companies have applied for, and in some cases received, patents related to such medical methods and devices. One company, BSD Medical Corporation ("BSD"), initiated a patent infringement lawsuit against the Company in 1992. The Company chose to settle that lawsuit in March 1994 by entering into a settlement agreement with BSD ("the 1994 BSD Settlement Agreement"), under which BSD granted the Company a license for the patent at issue, as well as several other patents. In May 1998 the Company entered into a settlement agreement ("1998 Agreement") with BSD Medical Corporation and TherMatrx, Inc. which resolved a dispute about the 1994 BSD Settlement Agreement. Under the terms of the 1998 Agreement, the Company paid a total of $5.0 million and now holds a fully-paid, non-cancellable, non-exclusive, worldwide license from BSD Medical and TherMatrx, Inc. with respect to patents relating to the microwave treatment of BPH and other urological diseases.

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

     Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance of a 510(k) or approval of a PMA. Following submission of the 510(k), the manufacturer may not market the new device until an order is issued by the FDA finding the device to be "substantially equivalent" to a legally marketed medical device, i.e., a legally marketed Class I or Class II medical device or a legally marketed Class III medical device that does not itself require pre-market approval ("predicate device"). The FDA has no specific time limit by which it must respond to a 510(k). It generally takes from three to twelve months from the date of submission for the FDA to respond to a 510(k) application depending on the complexity of the technology and the level of review the FDA employs for evaluating the 510(k), but it may take longer. The FDA may determine that the proposed device is not substantially equivalent, or that additional clinical or other data are needed before a substantial equivalence determination can be made.

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

     The FDA imposed a number of post approval requirements, including a study to collect 5-year follow-up data to evaluate the long-term effects of the Targis System treatment in at least 100 patients. This post approval study must assess the rates of adverse events that occurred during the 5-year follow-up period, as well as the rate of repeat and alternative treatments that were administered. As with all such medical devices, the Targis System will be subject to continual FDA and other regulatory agency review and regulation. Subsequent discovery of previously unknown problems or failure to comply with applicable requirements can result in severe administrative, civil, and criminal sanctions.

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

     The FDC Act regulates the Company's quality control and manufacturing procedures by requiring the Company to demonstrate and maintain compliance with quality system including GMP requirements as specified in the FDA device quality system ("QS") regulation. This regulation requires, among other things, that
(i) the manufacturing process be regulated and controlled, and documented by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The regulation also requires investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. In addition, the QS regulation requires preproduction design controls, purchasing controls and maintenance of service records. The QS regulation is expected to increase the cost of complying with the FDA GMP and related requirements. The FDA monitors compliance with QS including GMP requirements by conducting periodic inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of manufacturing facilities, the FDA or the government through court enforcement action can prohibit further manufacturing, distribution, sale and marketing of the device until the violations are cured, and in that circumstance the continued marketing of the Company's products would be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

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

Employees

     As of September 10, 1999, the Company employed 87 individuals on a full-time basis. The Company also has several part-time employees and consultants. The Company believes that it has been successful in attracting experienced and capable personnel, although there can be no assurance that the Company will continue to attract and retain qualified personnel. None of the Company's employees is covered under a collective bargaining agreement. The Company considers relations with its employees to be good.

Backlog


     Although the Company has received orders for future delivery of its products, the Company did not have a significant backlog at September 10, 1999.

Risk Factors

     Uncertainty of Market Acceptance

     The Targis procedure represents a new therapy for BPH, and there can be no assurance that the Targis System will gain any significant degree of market acceptance among physicians, health care payors or patients. Physicians may elect not to perform the procedure unless adequate reimbursement from health care payors is available. Health care payor acceptance of the Targis procedure will require, among other things, evidence of the cost effectiveness of the Targis procedure as compared to other BPH therapies. Patient acceptance of the procedure will depend in part on physician recommendations, as well as other factors, including the degree of invasiveness, the rate and severity of complications and other side effects associated with the procedure as compared to other therapies.

     Dependence on Third-Party Reimbursement

     The Company's success will be largely dependent upon the extent to which satisfactory reimbursement for the Targis procedure can be obtained from health care payors for physicians performing the Targis procedure and for costs of the Targis System procedure. In the United States and in international markets, third-party reimbursement is generally available for certain existing therapies used for treatment of BPH. Third-party reimbursement is dependent upon decisions by the Health Care Financing Administration ("HCFA") and contract Medicare carriers for Medicare, individual managed care organizations, private insurers, foreign governmental health programs and other payors. Any failure to receive favorable coding, coverage and reimbursement determinations for the Targis System by these organizations could discourage physicians from using the Targis System.

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

     Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk.

     The Company has limited experience in manufacturing its products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experience with the use of the device. The Company's manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and foreign regulatory agencies. The Company requires that its key suppliers comply with International Standards for production of medical devices, and performs audits to ensure that the Company's suppliers meet both recognized standards and the Company's own stringent quality standards. The failure of the Company or its suppliers to comply with regulatory requirements could have a material adverse effect on the Company's business. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business.

     Dependence on Third-Party Distributors for International Sales

     To date, a majority of the Company's revenues outside the United States have been derived from sales of its Targis System through third-party distributors. Boston Scientific has exclusive distribution rights for the Targis System in all countries outside the United States, except Japan, and Nihon Kohden has exclusive distribution rights in Japan. Although the Company intends to work with these distributors to improve the Company's international sales, in light of the current significant inventory levels of Boston Scientific and Nihon Kohden of the Company's products, the Company expects minimal fiscal 2000 international sales. The failure to effectively market the Company's Targis System in the international markets could have an adverse effect on the Company's ability to achieve penetration of these markets and establish long-term acceptance of the Targis System.

     Contract Manufacturing; Dependence Upon Key Suppliers

     The control unit for the Targis System is assembled by a third party manufacturer pursuant to a supply agreement with the Company. If for any reason the third party manufacturer is unable or unwilling to manufacture the control unit for the Company in the future, the Company could incur significant delays in obtaining a substitute contract manufacturer. In addition, the Company purchases additional components used in the Targis System from various suppliers and relies on single sources for several components. One such component is obtained from a source that has a patent for the technology. Delays could be caused if supply of this component or other components were interrupted. These delays could be extended in certain situations where a substitute contract manufacturer or a component substitution would require approval by the FDA of a PMA supplement.

     Year 2000 Issue Risks

     The Company is evaluating the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. Although the Company believes that the Year 2000 issue will not have a significant effect on the Company, there can be no assurance that the Company will not be affected by this issue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue" in Item 7 of this Form 10-K for a detailed discussion of the Company's preparation for the year 2000 issue.

     Possible Volatility of Stock Price.

     The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock.

ITEM 2.   PROPERTIES
--------------------

     The Company leases approximately 37,000 square feet of office, manufacturing and warehouse space in a suburb of Minneapolis, Minnesota. The lease expiration date is March 31, 2003. The Company believes its facilities will be sufficient to meet the Company's current requirements and that additional space at or near the current location will be available at a reasonable cost if such space is required in the future.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     The Company is not involved in any material pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------


     Not applicable.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
-------   ---------------------------------------------------- ---------------
          MATTERS
          -------


     The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol ULGX. The following table sets forth quarterly high and low last sales prices of the Company's Common Stock for the past two years.


                                    Quarter
Fiscal Year               First     second       Third     Fourth
-----------              -----------------------------------------

1999           High       8 15/16    6            5        3 11/16
               Low        4  1/2     3 1/2        3        2  1/4
1998           High      23  1/4    25 1/4       19 7/8   11  3/8
               Low       16         16 1/4        8 1/4    8  1/4

On September 1, 1999, the Company had 348 shareholders of record. The Company has never paid cash dividends on its Common Stock. The Board of Directors of the Company currently intends to retain any and all income for use in the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------


                                                                                   Years Ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                                  1999         1998       1997       1996       1995
---------------------------------------------------------------------------------------------------------------------
Statements of Operations Data:                                             (in thousands, except per share data)
Sales....................................................    $     6,110   $ 11,194   $  5,504   $    362   $    489
Cost of goods sold.......................................          5,910      9,162      4,866      1,177        785
                                                             -----------   --------   --------   --------   --------
   Gross profit (loss)...................................            200      2,032        638       (815)      (296)

Costs and Expenses:
   Research and development..............................          5,106      6,676      5,049      4,811      4,099
   Sales and marketing...................................          6,838      6,765      3,430      1,007        477
   General and administrative............................          4,018      2,284      2,226      1,192        884
Total costs and expenses.................................         15,962     15,725     10,705      7,010      5,460
                                                             -----------   --------   --------   --------   --------
Operating loss...........................................        (15,762)   (13,693)   (10,067)    (7,825)    (5,756)
Interest income, net.....................................          1,746      2,056      1,833        232        329
Litigation expense.......................................             --     (3,376)        --         --         --
Net loss.................................................  $     (14,016)  $(15,013)  $ (8,234)  $ (7,593)  $ (5,427)
                                                           =============   ========   ========   ========   ========

Basic and Diluted Loss:
Net loss per common share................................         $(1.24)  $  (1.44)  $  (0.90)  $  (1.22)  $  (0.91)
Shares used in computing net
loss per share (1).......................................         11,346     10,429      9,173      6,235      5,996


                                                                                   June 30,
---------------------------------------------------------------------------------------------------------------------
                                                                 1999       1998       1997       1996       1995
---------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:                                                                (in thousands)
Cash, cash equivalents and
  available-for-sale securities..........................        $ 28,036   $ 36,500   $ 26,101   $ 40,844   $  3,571
Working capital..........................................          28,803     41,375     27,013     39,940      3,372
Total assets.............................................          38,988     53,489     35,582     42,368      4,876
Total liabilities........................................           3,521      4,152      3,185      1,780        899
Accumulated deficit......................................         (55,796)   (41,780)   (26,767)   (18,534)   (10,940)
Total shareholders' equity...............................        $ 35,467   $ 49,337   $ 32,397   $ 40,588   $  3,977

---------------------------------

(1) Restated to reflect impact of preferred share conversion to common shares in May 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview


     Urologix, Inc., incorporated in 1991, develops, manufactures and markets minimally invasive medical devices for the treatment of urological diseases. The Company has developed the Targis System, a one-time, minimally invasive treatment, that uses a proprietary microwave technology to treat benign prostatic hyperplasia ("BPH"), a disease that affects over 23 million men worldwide. In August 1997, the Company received FDA approval to market the Targis System in the United States. Regulatory approvals necessary to market the Targis System in Japan and the European Union countries were obtained in fiscal 1997. The Company's Targis System consists of a control unit and a procedure kit that includes the microwave delivery system incorporated in a catheter, a cooling bag and a rectal thermosensing unit.

     The Company markets the Targis System in the United States through a direct sales force and its co-marketing partner, Boston Scientific Corporation, a worldwide developer, manufacturer and marketer of medical devices. Urologix' direct sales force has sole responsibility for completing and transacting the sales of the Targis System, while Boston Scientific, through selected members of its Microvasive Urology sales force, assists in the promotion and marketing of the Targis System procedure among urologists throughout the United States. The Company has developed a sales and marketing team consisting of sales and marketing management, product management, communication specialists and direct sales representatives, all of whom are dedicated to marketing the Targis System.

     Outside the United States, the Company has developed a relationship with Nihon Kohden Corporation ("Nihon Kohden"), a major Japanese developer, manufacturer and marketer of medical devices, for market development and sales of the Targis System in Japan. The Company has a distribution agreement with Boston Scientific covering all countries outside the United States except Japan. Under the agreement, which was amended in February 1999, Urologix has responsibility for market development of the Targis System and works with Boston Scientific to sell Targis Systems from Boston Scientific's inventory through Urologix' direct sales force in Europe. Boston Scientific compensates Urologix for Urologix' market development services.

     Since inception, the Company has experienced operating losses and anticipates that its operating losses will continue for the foreseeable future. Expenditures will be related primarily to the continuing market development in the United States, scale-up of commercial manufacturing, and research and development activities.

Results of Operations


     Fiscal Years Ended June 30, 1999 and 1998


     Sales decreased to $6.1 million in fiscal 1999 from $11.2 million in fiscal 1998 due to a decrease in international sales. Sales in the United States represented approximately 92% of revenue in fiscal 1999, compared to 27% of revenue in fiscal 1998, representing growth in United States sales of 87% from fiscal 1998 to fiscal 1999. The Company anticipates United States sales to increase in fiscal 2000 compared to fiscal 1999; however, international sales are expected to be minimal due to existing inventory levels of Targis Systems at the Company's international distributors.

     Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of the Targis System control units and disposable procedure kits. Cost of goods sold decreased to $5.9 million in fiscal 1999 compared to $9.2 million in fiscal 1998. The decrease in cost of goods sold is attributable primarily to decreases in sales volume. Excluding the impact of a $1.3 million reserve for excess inventory established in fiscal 1999 and a $700,000 inventory write down related to a bad component recorded in fiscal 1998, gross profit as a percentage of sales was 25% in 1999, relatively unchanged compared to fiscal 1998. The Company expects gross profit as a percent of sales to increase in the future as a result of higher sales in the United States and from benefits realized from reductions in product and operating costs and improvements in the manufacturing process.


     Research and development expenses include those costs associated with product development, protection of the Company's intellectual property, treatment of patients participating in clinical trials, the accumulation of outcome data to substantiate clinical results and the preparation and submission of applications for regulatory approvals. Research and development expenses decreased to $5.1 million in fiscal 1999 from $6.7 million in fiscal 1998, due primarily to the conclusion of several clinical studies, lower regulatory expenses and the settlement of litigation. Research and development expenses in fiscal 2000 are expected to decrease due to lower clinical study expenses, reduced staffing levels and lower regulatory expenses.


     Sales and marketing expenses for fiscal 1999 were $6.8 million, which is consistent with fiscal 1998. Additional sales and marketing costs incurred in 1999, including fees paid to Boston Scientific in connection with the domestic co-marketing agreement, were offset by payments received from Boston Scientific for international market development services provided by Urologix. These payments were recorded as a reduction to sales and marketing expense. Sales and marketing expenses were primarily related to sales and marketing personnel, recruitment of field sales representatives, advertising and promotion, and efforts related to obtaining third-party reimbursement for the Targis System. The Company expects sales and marketing expenses to increase as it increases its sales efforts in the United States and continues to support its international market development efforts.


     General and administrative expenses increased to $4.0 million in fiscal 1999 compared to $2.3 million in fiscal 1998. General and administrative expenses for fiscal 1999 reflect a non-recurring charge of $1.6 million incurred in connection with a reduction in workforce in October 1998 that resulted from the downward revision of the Company's sales forecast. The charge included severance costs paid to employees, future lease costs related to facilities no longer occupied and the impairment of assets no longer used as a result of the reduction in work force.


     Interest income decreased to $1.7 million for fiscal 1999 from $2.1 million in fiscal 1998. Interest income decreased due primarily to lower cash and investment balances.


     Fiscal Years Ended June 30, 1998 and 1997


     Sales increased to $11.2 million in fiscal 1998 from $5.5 million in fiscal 1997, due to initial sales in the United States resulting from FDA commercial marketing approval and an increase in shipments of the Targis System to the Company's international distributors resulting from regulatory marketing approvals obtained in the European Union and Japan. Sales in the United States represented 27% of total sales in fiscal 1998.


     Cost of goods sold increased to $9.2 million in fiscal 1998 from $4.9 million in fiscal 1997, due primarily to the significant increase in sales and production. Cost of goods sold were impacted by two events in fiscal 1998. First, the Company wrote down finished goods inventory by $700,000 during the third quarter as a result of a component that caused an occasional failure of the Targis System catheter. Second, during the fourth quarter, the Company reduced its current production schedule in anticipation of introducing an upgraded catheter in July 1998.


     Research and development expenses in fiscal 1998 increased to $6.7 million from $5.0 million in fiscal 1997, primarily due to costs related to new and on-going clinical studies of the Targis System, product development activities related to Targis System improvements and alternative applications for the Company's technology, and the Company's settlement of litigation concerning its rights under a previous settlement agreement.

     Sales and marketing expenses in fiscal 1998 increased to $6.8 million from $3.4 million in fiscal 1997, due primarily to costs associated with the Company's United States marketing launch of the Targis System and marketing support of the Targis System in Europe and Japan. These costs included the hiring of sales and marketing personnel, preparation of promotional materials, and efforts related to obtaining third-party reimbursement for the Targis System.


     General and administrative expenses in fiscal 1998 increased slightly to $2.3 million from $2.2 million in fiscal 1997, due to administrative costs associated with an increase in employees in connection with the Company's growth and commencement of United States sales activities.


     Interest income was relatively unchanged for fiscal 1998 compared to fiscal 1997, primarily as a result of similar average invested balances.


Liquidity and Capital Resources


     The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of the Targis System. As of June 30, 1999, the Company had total cash, cash equivalents and available-for-sale securities of $28.0 million and working capital of $28.8 million.


     During fiscal 1999, the Company used $7.6 million in operating activities, primarily as a result of the Company's net loss, a decrease in inventories of $1.9 million and accounts receivable of $2.7 million. The Company generated $7.3 million in investing activities, primarily reflecting the net sale of $8.3 million in investment securities less purchases of $1.0 million of property and equipment. The Company financed its fiscal 1999 operating and investing activities primarily through a November 1997 secondary offering that raised net proceeds of $31.5 million.


     At June 30, 1999, the Company did not have any significant purchase commitments.


     The Company expects to continue to incur additional losses and will use its working capital as it incurs substantial expenses related to the Targis System market development in the United States, clinical trials and research and development activities. In addition, the Company has commenced a program to rent Targis System control units on a per procedure basis to customers. Depending on the success of this program, the Company may use substantial capital to finance the units rented by customers.


     Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 24 months, there can be no assurance that the Company will not require additional financing in the future or that any additional financing will be available to the Company on satisfactory terms, if at all.


Interest Rate Risk


     The fair value of the Company's investment portfolio at June 30, 1999 approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.


     Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

Year 2000 Issue


     Many currently installed computer systems and software products are coded to accept, store or report only two-digit year entries in date code fields. Beginning in the Year 2000 (Y2K), these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. The Y2K issue is a result of these programs being written with two digits instead of four. As a result, computer systems and software used by companies, including Urologix and its vendors and customers, will need to comply with the Y2K requirements.


     The Company is aware of the Y2K issue and has been proactive in addressing the issue internally and externally. The Company's primary software system is currently Y2K compliant. The Company does not depend on in-house custom systems and generally purchases off-the-shelf software from reputable vendors who have tested their software for Y2K compliance. The Y2K issue is being considered for all future software purchases. Although the Company believes the Y2K issue will not pose material operational problems for its computer systems, there can be no assurance that problems arising from the Y2K issue will be completely eliminated.


     The Company is evaluating significant suppliers' and large customers' systems to determine the extent to which the Company's interface with these systems is vulnerable to the Y2K issue. This process is in progress and should be completed prior to 2000.


     Urologix products are Y2K compliant and are able to operate in the Year 2000 and beyond. The Company believes it has an effective program in place to resolve Y2K issues in a timely manner. The Company also has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. In the event that the Company does not completely resolve all of the Y2K issues, the Company's business operations could be adversely affected, although the resulting costs and loss of business cannot be reasonably estimated at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------


     Information with respect to Disclosures about Market Risk is contained in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations- Interest Rate Risk" under Item 7 of this Report of Form 10-K and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------


     The following financial statements are included in the Form 10-K.

                                                                            Page
                                                                            ----


     Report of Independent Public Accountants............................    29
     Balance Sheets as of June 30, 1999 and 1998.........................    30
     Statements of Operations for years ended June 30, 1999, 1998 and
     1997................................................................    31
     Statements of Shareholders' Equity for years ended June 30, 1999,
     1998 and 1997.......................................................    32
     Statements of Cash Flows for years ended June 30, 1999, 1998 and
     1997................................................................    33
     Notes to Financial Statements.......................................    34

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To Urologix, Inc.:

  We have audited the accompanying balance sheets of Urologix, Inc. (a Minnesota corporation) as of June 30, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

  ARTHUR ANDERSEN LLP

  Minneapolis, Minnesota
  July 23, 1999

                                 UROLOGIX, INC.
                                 Balance Sheets
                                 As of June 30

                                                                                       1999                  1998
                                                                                ----------------        --------------
     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $        657,596        $      882,801
  Available-for-sale securities                                                       27,378,692            35,616,726
  Accounts receivable, net of allowance of $171,216 and $0                             1,260,810             4,013,533
  Inventories                                                                          2,436,418             4,313,895
  Prepaids and other current assets                                                      588,355               691,102
                                                                                ----------------        --------------
          Total current assets                                                        32,321,871            45,518,057
                                                                                ----------------        --------------
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                 742,923             1,001,934
  Machinery, equipment and furniture                                                   4,029,743             3,900,839
  Less- Accumulated depreciation and amortization                                     (2,521,479)           (1,703,293)
                                                                                ----------------        --------------
          Property and equipment, net                                                  2,251,187             3,199,480

OTHER ASSETS                                                                           4,414,974             4,771,222
                                                                                ----------------        --------------
                                                                                $     38,988,032        $   53,488,759
                                                                                ================        ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of capitalized lease obligations                           $          8,924        $       28,138
  Accounts payable                                                                       836,999             1,960,768
  Accrued liabilities                                                                  2,672,743             2,154,078
                                                                                ----------------        --------------
          Total current liabilities                                                    3,518,666             4,142,984

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                     2,723                 8,871
                                                                                ----------------        --------------
          Total liabilities                                                            3,521,389             4,151,855
                                                                                ----------------        --------------

COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Undesignated stock, 5,000,000 shares authorized; none issued or
    outstanding                                                                                -                     -
  Series A Junior Participating Preferred Stock, 250,000 shares
    authorized; none issued or outstanding                                                     -                     -
  Common stock, $.01 par value, 25,000,000 shares authorized; 11,428,937
    and 11,239,892 shares issued and outstanding                                         114,289               112,399
  Additional paid-in capital                                                          91,149,858            91,016,366
  Accumulated deficit                                                                (55,796,123)          (41,780,353)
  Accumulated other comprehensive loss                                                    (1,381)              (11,508)
                                                                                ----------------        --------------
          Total shareholders' equity                                                  35,466,643            49,336,904
                                                                                ----------------        --------------
                                                                                $     38,988,032        $   53,488,759
                                                                                ================        ==============

  The accompanying notes to financial statements are an integral part of these balance sheets.

                                UROLOGIX, INC.

                           Statements of Operations


                                                                          For the Years Ended June 30
                                                                -----------------------------------------------------
                                                                     1999              1998           1997
                                                                -----------------------------------------------------
SALES                                                                $  6,109,890     $  11,194,212   $     5,503,800
COST OF GOODS SOLD                                                      5,909,826         9,161,708         4,866,082
                                                                ----------------- ----------------- -----------------
     Gross Profit                                                         200,064         2,032,504           637,718
                                                                ----------------- ----------------- -----------------
COSTS AND EXPENSES:
 Research and development                                               5,106,379         6,676,716         5,048,917
 Sales and marketing                                                    6,837,544         6,764,832         3,429,443
 General and administrative                                             4,018,339         2,283,817         2,226,012
                                                                ----------------- ----------------- -----------------
     Total costs and expenses                                          15,962,262        15,725,365        10,704,372
                                                                ----------------- ----------------- -----------------
OPERATING LOSS                                                        (15,762,198)      (13,692,861)      (10,066,654)
INTEREST INCOME, net                                                    1,746,428         2,056,014         1,832,798
LITIGATION SETTLEMENT EXPENSE (Note 5)                                          -        (3,376,144)                -
                                                                ----------------- ----------------- -----------------
NET LOSS                                                             $(14,015,770)    $ (15,012,991)  $    (8,233,856)
                                                                ================= ================= =================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                          $      (1.24)    $       (1.44)  $         (0.90)
                                                                ================= ================= =================
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING (Note 2)                                11,346,148        10,428,520         9,173,419
                                                                ================= ================= =================

 The accompanying notes to financial statements are an integral part of these statements.

                                UROLOGIX, INC.

                      Statements of Shareholders' Equity

                                                                                                     Accumulated
                                                                        Additional                      Other
                                                      Common Stock        Paid-In     Accumulated    Comprehensive   Shareholders'
                                                    Shares     Amount     Capital       Deficit      Income (Loss)       Equity

                                                ----------------------------------------------------------------------------------
BALANCE, June 30, 1996                             9,128,433  $ 91,284  $59,030,559   $(18,533,506)              -    $ 40,588,337
  Change in unrealized losses
    on investment                                          -         -            -              -         (59,258)        (59,258)
  Net loss                                                 -         -            -     (8,233,856)              -      (8,233,856)
                                                                                                                      ------------
  Comprehensive loss                                       -         -            -              -               -      (8,293,114)
                                                                                                                      ------------
  Stock options exercised                            128,161     1,282      100,538              -               -         101,820
                                                ----------------------------------------------------------------------------------
BALANCE, June 30, 1997                             9,256,594    92,566   59,131,097    (26,767,362)        (59,258)     32,397,043
  Change in unrealized losses
    on investment                                          -         -            -              -          47,750          47,750
  Net loss                                                 -         -            -    (15,012,991)              -     (15,012,991)
                                                                                                                      ------------
  Comprehensive loss                                       -         -            -              -               -     (14,965,241)
                                                                                                                      ------------
  Stock options exercised                            240,562     2,406      198,142              -               -         200,548
  Shares issued through
    public offering, net                           1,725,000    17,250   31,509,851              -                      31,527,101
  Shares issued pursuit to
    employee stock purchase plan                      17,736       177      177,276              -                         177,453

                                                ----------------------------------------------------------------------------------
BALANCE, June 30, 1998                            11,239,892   112,399   91,016,366    (41,780,353)        (11,508)     49,336,904
  Change in unrealized losses
    on investment                                          -         -            -              -          10,127          10,127
  Net Loss                                                 -         -            -    (14,015,770)              -     (14,015,770)
                                                                                                                      ------------
  Comprehensive loss                                       -         -            -              -               -     (14,005,643)
                                                                                                                      ------------
  Stock options exercised                            159,224     1,592       68,986              -               -          70,578
  Stock awards net of  related
    amortization                                      29,821       298       64,506              -               -          64,804

                                                ----------------------------------------------------------------------------------
Balance, June 30, 1999                            11,428,937  $114,289  $91,149,858   $(55,796,123)       $ (1,381)   $ 35,466,643
                                                ==================================================================================

  The accompanying notes to financial statements are an integral part of these statements.

                                UROLOGIX, INC.

                           Statements of Cash Flows


                                                                                       For the Years Ended June 30
                                                                              -----------------------------------------------
                                                                                   1999            1998            1997
                                                                              --------------  -------------  ----------------
OPERATING ACTIVITIES:
  Net loss                                                                     $(14,015,770)  $(15,012,991)  $ (8,233,856)
  Adjustments to reconcile net loss to net cash used for operating activities-
     Depreciation and amortization                                                1,469,355      1,619,940        431,223
     Loss on disposal of assets                                                     773,191              -              -
     Change in operating items:
        Accounts Receivable                                                       2,752,723     (2,194,522)    (1,703,453)
        Inventories                                                               1,877,477     (2,740,539)    (1,237,928)
        Prepaids and other assets                                                   155,609         29,278       (301,617)
        Accounts payable and accrued liabilities                                   (605,104)       987,058      1,424,064
                                                                              -------------   ------------   ------------
           Net cash used for operating activities                                (7,592,519)   (17,311,776)    (9,621,567)
                                                                              -------------   ------------   ------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (990,867)    (2,222,112)    (1,901,246)
  Purchase of securities                                                        (37,535,450)   (57,164,738)   (83,807,022)
  Proceeds from sale of securities                                               45,783,611     47,421,001     98,701,702
  Purchase of intangible assets, net                                                      -     (2,000,000)    (3,244,620)
                                                                              -------------   ------------   ------------
           Net cash provided by (used for) investing activities                   7,257,294    (13,965,849)     9,748,814
                                                                              -------------   ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                       135,382     31,905,102        101,820
  Payments made on capital lease obligations                                        (25,362)       (20,247)       (18,538)
                                                                              -------------   ------------   ------------
           Net cash provided by financing activities                                110,020     31,884,855         83,282
                                                                              -------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (225,205)       607,230        210,529

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                 882,801        275,571         65,042
                                                                              -------------   ------------   ------------
  End of year                                                                  $    657,596   $    882,801   $    275,571
                                                                              =============   ============   ============
Supplemental Cash Flow Disclosures:
                                                                              =============   ============   ============
  Cash paid for interest:                                                      $      3,346    $     5,863    $     8,706
                                                                              =============   ============   ============

 The accompanying notes to financial statements are an integral part of these statements.

                                UROLOGIX, INC.
                         Notes to Financial Statements


1. Nature of Business:

Description of Operating Activities
Urologix, Inc. (Urologix or the Company) was organized to research, develop, manufacture and market innovative devices for the treatment of benign prostatic hyperplasia (BPH) and other urological disorders. Since inception (May 29, 1991) through June 30, 1996, the Company was a development stage enterprise, having devoted substantially all of its efforts to proprietary product development and selling the Targis System to international distributors. These efforts also included raising capital, performing clinical trials and developing commercial markets. The Company received regulatory approvals necessary to market the Targis System in the European Union Countries, Japan and Canada prior to fiscal 1998 and, in August 1997, received United States Food and Drug Administration approval to market the Targis System in the United States.

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

Available-for-Sale Securities
The Company invests in money market funds and U.S. government and investment-grade corporate securities with original maturities ranging from 90 days to two years. These investments are considered to be available-for-sale and are stated at market value, with the resulting unrealized gains or losses reported as a component of comprehensive income in the statement of shareholders' equity.

Inventories
Inventories are stated at the lower of first-in, first-out cost or market and consist of:

                                                                             June 30
                                                           --------------------------------------------
                                                                    1999                   1998
                                                                    ----                   ----
               Raw materials                                     $  783,091             $2,349,717
               Work-in-process                                    1,180,443                132,559
               Finished goods                                       472,884              1,831,619
                                                                 ----------             ----------
                                                                 $2,436,418             $4,313,895
                                                                 ==========             ==========

Recently Issued Accounting Standards
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for unrealized gains/losses on available-for-sale securities.


The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new accounting standards for segment reporting. No operational segment or customer information is required for the Company.


Property and Equipment
Property and equipment are stated at cost. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over the remaining useful lives. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment, furniture and leasehold improvements.


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


Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.


Financial Instruments
Management believes that the carrying amount of the Company's financial instruments, including cash, available-for-sale securities, accounts payable and accruals, approximates fair value as the majority of these instruments are short-term in nature.


3. Income Taxes:

A reconciliation of the Company's statutory tax rate to the effective rate for the years ended June 30 is as follows:

                                                            1999       1998        1997
                                                          --------   --------   ----------
       Federal statutory rate                                   34%        34%          34%
       State taxes, net of federal tax benefit                   6          6            6
       Valuation allowance                                     (40)       (40)         (40)
                                                          --------   --------   ----------
                                                                 -%         -%           -%
                                                          ========   ========   ==========


As of June 30, 1999, the Company had net operating loss carryforwards of approximately $55,000,000 for federal income tax purposes that are available to offset future taxable income through the year 2014. Certain restrictions caused by the change in ownership resulting from sales of stock will limit annual utilization of the net operating loss carryforwards.

The components of the Company's deferred tax assets for the years ended June 30 is as follows:

                                                                  1999                1998               1997
                                                           --------------------------------------------------------
               Net operating loss carryforwards            $      22,082,000   $      16,762,000   $     10,151,000
               Temporary deductible differences                      720,000             228,000            160,000
               Valuation allowance                               (22,802,000)        (16,990,000)       (10,311,000)
                                                           --------------------------------------------------------
                                                           $               -   $               -   $              -
                                                           ========================================================

4. Shareholders' Equity:

Secondary Public Offering
In November 1997, the Company completed a secondary public offering of 1,725,000 shares of common stock, which generated net proceeds of $31,527,101 to be used primarily to fund the commercial launch of the Company's Targis System in the United States.


Stock Options
The Company has a stock option plan (the 1991 Stock Option Plan) which provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of June 30, 1999, the Company has reserved 2,450,910 shares of common stock under this plan. As of June 30, 1999, 821,798 shares were available for future grants under this plan. Options expire seven to ten years from the date of grant and are subject to varying vesting schedules. Under the current terms of the Company's 1991 Stock Option Plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 5,000 shares of common stock at a price equal to fair market value on the date of grant. The options are immediately exercisable on the date of grant and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company. In May 1998 and October 1998, the Company repriced certain stock options previously granted to $8.81 and then to $3.65, the fair market value on the date of repricing.

Shares subject to option are summarized as follows:

                                                                                      Weighted
                                                                                       Average
                                                                  Stock Options    Exercise Price
                                                                ----------------   ---------------
Balance at June 30, 1996                                                 907,918            $ 3.93
  Options granted                                                        196,000             16.35
  Options canceled                                                        (2,020)              .60
  Options exercised                                                     (128,161)              .81
                                                                ----------------   ---------------
Balance at June 30, 1997                                                 973,737              5.47
  Options granted                                                        447,234             10.51
  Options canceled                                                      (159,635)             8.27
  Options exercised                                                     (240,562)             1.19
                                                                ----------------   ---------------
Balance at June 30, 1998                                               1,020,774              8.23
  Options granted                                                      1,359,421              3.69
  Options canceled                                                      (939,585)             8.64
  Options exercised                                                     (159,224)              .44
                                                                ----------------   ---------------
Balance at June 30, 1999                                               1,281,386            $ 3.81
                                                                ================   ===============
Options exercisable at June 30, 1999                                     270,839            $ 4.07
                                                                ================   ===============

The Company accounts for stock options under the provisions of Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the net loss and loss per share would have been increased to the following pro forma amounts:

                                         1999            1997           1997
                                    -------------   -------------   ------------
Net loss              As reported   $ (14,015,770)  $ (15,012,991)  $ (8,233,856)
                      Pro forma       (15,850,908)    (16,942,225)    (9,872,331)

Net loss per share    As reported   $       (1.24)  $       (1.44)  $      (0.90)
                      Pro forma             (1.40)          (1.63)         (1.08)

For purposes of calculating the above required disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 6.16%, 5.52% and 6.87%, no expected dividend yield, expected volatility of 70.83% in 1999 and 54.25% in 1998 and 1997, and expected lives of seven years.

The weighted average fair value of options granted during 1999, 1998 and 1997 was $2.62, $10.51 and 16.35, respectively. Options outstanding at June 30, 1999, have an exercise price between $0.40 and $14.00, a weighted average exercise price of $4.07 and a weighted average remaining contractual life of 8.6 years.

1996 Employee Stock Purchase Plan

In 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Plan) and reserved 100,000 common shares for issuance under the Plan. Under the terms of the Plan, employees may purchase common shares at prices to be determined by the Company's board of directors, ranging from 85% to 100% of the shares' fair market value. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10% of the participant's base pay, as defined. As of June 30, 1999, 22,557 shares had been purchased under the Plan for gross proceeds of $187,394.

5.   Commitments and Contingencies:

Sales Commitments

The Company has signed agreements granting Boston Scientific Corporation and Nihon Kohden Corporation exclusive distribution rights of the Targis System in all geographic areas other than the United States. Nihon Kohden Corporation has exclusive distribution rights for Japan. Boston Scientific Corporation has exclusive distribution rights for the rest of the world, outside Japan and the United States.

Litigation

In May 1998, the Company entered into a settlement agreement resolving litigation with BSD Medical Corporation (BSD) and TherMatrx, Inc. (TherMatrx) regarding a dispute about a previous settlement agreement. Pursuant to the settlement agreement, the Company paid $5 million to BSD and TherMatrx and will maintain its non-exclusive license to certain patents owned by BSD and TherMatrx pertaining to transurethral insertable applicators and systems for the treatment of BPH and other urological conditions. Of the $5 million settlement amount, $2 million is included in other assets and is amortized against future sales and the remaining $3 million plus related legal expenses were recorded as litigation settlement expense for the year ended June 30, 1998.

401(k) Plan

The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions of up to 15% of their compensation. Company matching contributions are discretionary, and none have been made to date.

Leases

The Company leases its facility and certain equipment under noncancelable operating leases which expire at various dates through fiscal 2003. Rent expense related to operating leases was approximately $195,500, $139,700 and $102,500 for the years ended June 30, 1999, 1998 and 1997, respectively. Future minimum lease commitments under noncancelable operating leases with initial remaining terms of one year or more are as follows as of June 30, 1999:

                                                           Operating Leases
                                                         --------------------
      Fiscal year:

        2000                                                 $  280,409
        2001                                                    280,409
        2002                                                    296,763
        2003                                                    205,632
                                                             ----------
                                                             $1,063,213
                                                            ===========

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information required under this item is contained in the sections entitled "Executive Compensation and other Information" and "Employment Agreements" in the Company's 1999 Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1999 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
----------------------------------------------------------------------------

(a)  Documents filed as part of this report.
     --------------------------------------

     (1)  Financial Statements.  The financial statements of the Company are
          --------------------
          listed at Item 8 of this Form 10-K.

     (2)  Financial Statement Schedules for years ended June 30, 1999, 1998 and
          ---------------------------------------------------------------------
          1997.  No schedules are required in connection with the filing of this
          ----
          Form 10-K.

     (3)  Exhibits
          --------
          3.1  Amended and Restated Articles of Incorporation. (1)

          3.2     Amended and Restated Bylaws of the Company. (1)
          10.1*   Urologix, Inc. 1991 Stock Option Plan (2)
          10.2*   Employment Agreement dated November 10, 1998 between the
                  Company and Michael M. Selzer, Jr.
          10.2.1* Restricted Stock Agreement between the Company and Michael M.
                  Selzer Jr. (2)
          10.2.2* Stock Option Agreement between the Company and Michael M.
                  Selzer Jr. (2)
          10.3*   Employee Agreement dated February 18, 1994 between the Company and Ward Allen Putnam(1)
          10.4    Supply Agreement dated August 24-25, 1995 between the Company and SeaMED Corporation(1)
          10.5    Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including
                  Addendum to Lease Agreement dated April 5, 1995(1)
          10.6    Investor Rights Agreement dated December 5, 1996 between the
                  Company and certain of its shareholders(1)
          10.7*   Agreement dated November 5, 1993 between the Company and Dr.
                  David C. Utz, including supplemental letter agreements dated
                  November 2, 1994 and July 31, 1995 (1)
          10.7.1* Letter agreement dated August 4, 1999 between the Company and
                  Dr. David C. Utz
          10.8*   Letter Agreement dated October 10, 1994 between the Company and Mitchell Dann (1)
          10.9    International Distribution Agreement made as of June 26, 1996 between the Company and Boston Scientific Corporation. (3)(4)
          10.9.1  Amendment to the International Distribution Agreement between the Company and Boston Scientific Corporation. (4)(5)
          10.10   License Agreement dated August 7, 1996 between the Company and
                  EDAP International, S.A. and Technomed Medical Systems, S.A.
                  (3)(4)
          10.11   Co-Marketing Agreement dated August 9, 1999 between the
                  Company and Boston Scientific Corporation(4)
          23.1    Consent of Arthur Andersen LLP
          27.1    Financial Data Schedule

     *    Indicates Compensation Plan

     (1) Incorporated by reference from the Urologix, Inc. Registration Statement on Form S-1, File No. 333-3304.
     (2) Incorporated by reference from the Urologix, Inc. Registration Statement on Form S-8, File No. 333-84869.
     (3) Incorporated by reference from the Urologix, Inc. Form 10-K for the year ended June 30, 1996.
     (4) Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.
     (5) Incorporated by reference from the Urologix, Inc. Form 10Q for the quarter ended March 31, 1999.

(b)  Reports on Form 8-K. There were no reports on Form 8-K filed during the
     -------------------
     fourth quarter of the fiscal year ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duty caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UROLOGIX, INC.

                                         By: /s/ Michael M. Selzer, Jr.
                                             ---------------------------
                                         Michael M. Selzer, Jr., President and
                                         Chief Executive Officer and Director

     Each person whose signature appears below hereby constitutes and appoints Michael M. Selzer, Jr. and Christopher R. Geyen, and each of them his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities indicated on September 24, 1999.

     Signature                 Title
--------------------------------------------------------------
 /s/ Mitchell Dann             Chairman of the Board
-----------------------------
Mitchell Dann

 /s/ Michael M. Selzer, Jr.    Director, President and
-----------------------------  Chief Executive Officer
Michael M. Selzer, Jr.

 /s/ Christopher R. Geyen      Vice President, Finance and
-----------------------------  Administration and Secretary
Christopher R. Geyen

 /s/ Susan Bartlett Foote      Director
-----------------------------
Susan Bartlett Foote

 /s/ Robert I. Griffin         Director
-----------------------------
Robert I. Griffin

 /s/ Paul A. LaViolette        Director
-----------------------------
Paul A. LaViolette

 /s/ Robert R. Momsen          Director
 ---------------------------
Robert Momsen

 /s/ David C. Utz              Director
----------------------------
David C. Utz, M.D.