Form 10-Q
period 1999-09-30
UROLOGIX INC
filed 1999-11-10
CIK 882873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                                Yes [X]  No [ ]


As of November 1, 1999, the Company had outstanding 11,489,545 shares of common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROLOGIX, INC.
BALANCE SHEETS

                                                          September 30, 1999         June 30, 1999
------------------------------------------------------------------------------------------------------
Assets                                                           (Unaudited)
Current assets:
 Cash and cash equivalents                                        $    681,473            $    657,596
 Available-for-sale securities                                      25,414,535              27,378,692
 Accounts receivable, net                                            1,027,394               1,260,810
 Inventories, net                                                    1,979,096               2,436,418
 Prepaids and other current assets                                     939,760                 588,355
------------------------------------------------------------------------------------------------------
     Total current assets                                           30,042,258              32,321,871
------------------------------------------------------------------------------------------------------
Property and equipment:
 Machinery, equipment and furniture                                  4,973,143               4,772,666
 Less - accumulated depreciation                                    (2,850,740)             (2,521,479)
------------------------------------------------------------------------------------------------------
     Property and equipment, net                                     2,122,403               2,251,187
Other assets, net                                                    4,307,625               4,414,974
------------------------------------------------------------------------------------------------------
                                                                  $ 36,472,286            $ 38,988,032
======================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                 $    858,559            $    836,999
 Accrued liabilities                                                 2,154,779               2,684,390
     Total liabilities                                               3,013,338               3,521,389
------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
 Common stock, $.01 par value, 25,000,000 shares                       114,856                 114,289
  authorized; 11,485,638 and 11,428,937 shares issued
  and outstanding
 Additional paid-in capital                                         91,209,253              91,149,858
 Accumulated deficit                                               (57,827,281)            (55,796,123)
 Cumulative other comprehensive loss                                   (37,880)                 (1,381)
------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                     33,458,948              35,466,643
------------------------------------------------------------------------------------------------------
                                                                  $ 36,472,286            $ 38,988,032
======================================================================================================

The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
STATEMENT OF OPERATIONS
(Unaudited)


                                                                  Three Months Ended September 30,
                                                             ---------------------------------------
                                                                      1999                  1998
----------------------------------------------------------------------------------------------------
Sales                                                              $ 1,910,488           $ 1,624,605
Cost of goods sold                                                   1,152,806             2,846,411
----------------------------------------------------------------------------------------------------
Gross profit (loss)                                                    757,682            (1,221,806)
----------------------------------------------------------------------------------------------------

Costs and expenses:
Research and development                                             1,059,538             1,496,903
Sales and marketing                                                  1,522,258             1,656,650
General and administrative                                             580,713             2,298,429
----------------------------------------------------------------------------------------------------
Total costs and expenses                                             3,162,509             5,451,982
----------------------------------------------------------------------------------------------------

Operating loss                                                      (2,404,827)           (6,673,788)
Interest income, net                                                   373,669               475,240
----------------------------------------------------------------------------------------------------
Net loss                                                           $(2,031,158)          $(6,198,548)
====================================================================================================
====================================================================================================
Basic and diluted net loss per common share                        $     (0.18)          $     (0.55)
====================================================================================================

Basic and diluted weighted average number of common
 shares outstanding                                                 11,478,312            11,256,842

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          For the Three Months Ended September 30,
                                                       ----------------------------------------------
                                                                   1999                      1998
-----------------------------------------------------------------------------------------------------
Operating Activities:
 Net loss                                                      ($2,031,158)               ($6,198,548)
 Adjustments to reconcile net loss to net cash
  used for operating activities -
   Loss on impairment of assets                                          -                    721,880
   Depreciation and amortization                                   436,610                    409,178
   Change in operating items:
     Accounts receivable                                           233,416                  2,318,412
     Inventories                                                   457,322                  1,283,206
     Prepaids and other current assets                            (351,405)                  (328,368)
     Accounts payable and accrued liabilities                     (508,051)                  (662,459)
-----------------------------------------------------------------------------------------------------
      Net cash used for operating activities                    (1,763,266)                (2,456,699)
-----------------------------------------------------------------------------------------------------

Investing Activities:
 Purchases of property and equipment, net                         (200,477)                  (465,202)
 Proceeds from sale of securities                                1,927,658                  2,851,975
-----------------------------------------------------------------------------------------------------
      Net cash provided by investing activities                  1,727,181                  2,386,773
-----------------------------------------------------------------------------------------------------

Financing Activities:
 Proceeds from exercise of stock options                            59,962                      7,857
-----------------------------------------------------------------------------------------------------
      Net cash provided by
       financing activities                                         59,962                      7,857
-----------------------------------------------------------------------------------------------------

Net increase (decrease) in Cash and Cash                            23,877                    (62,069)
 Equivalents
Cash and Cash Equivalents:
 Beginning of period                                               657,596                    882,801
-----------------------------------------------------------------------------------------------------
 End of Period                                                  $  681,473                 $  820,732
=====================================================================================================


Supplemental cash flow disclosure:

Cash paid for interest                                          $      436                 $    1,035
                                                                ==========                 ==========

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

1. Basis of presentation

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

3. Inventories


Inventories consisted of the following as of:

                                                             September 30, 1999          June 30, 1999
------------------------------------------------------------------------------------------------------
Raw materials                                                        $  580,730             $  783,091
Work in process                                                         432,277              1,180,443
Finished goods                                                          966,089                472,884
------------------------------------------------------------------------------------------------------
                                                                     $1,979,096             $2,436,418
------------------------------------------------------------------------------------------------------

4. Comprehensive Income

The table below presents comprehensive income. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for unrealized gains/losses on available-for-sale securities.

                                                                        Three Months Ending September 30,
                                                                         1999                       1998
----------------------------------------------------------------------------------------------------------
Net loss                                                              $(2,031,158)              $(6,198,548)
Change in net unrealized gains / (losses) on
 available-for-sale securities                                            (36,499)                  120,848
----------------------------------------------------------------------------------------------------------
Comprehensive Income                                                  $(2,067,657)              $(6,077,700)
===========================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing the Targis System procedures are able to obtain third-party reimbursement, market acceptance and the rate of adoption of the Targis treatment by the medical community, the impact of competitive treatments, products and pricing, the approval of a shortened treatment time for the Targis System and the effectiveness of the Company's sales and marketing organization. The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report. A detailed discussion of risks and uncertainties may be found in the section entitled "Business-Risk Factors" in the Company's Form 10K for the year ended June 30, 1999.

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

     The Targis procedure is a non-surgical, catheter-based treatment that uses a proprietary microwave technology that preferentially heats diseased areas of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the pain-sensitive urethral tissue. Because the urethra is protected from heat and is not punctured or penetrated, Targis treatment can be performed without general or regional anesthesia or intravenous sedation. Accordingly, Targis treatment can be performed in a low cost setting such as a physician's office or an outpatient clinic. The Company believes Targis treatment provides an efficacious, safe and cost effective solution for BPH without the complications and side effects inherent in most current procedures, and as such, is well positioned to address the needs of physicians, patients and payors.

     The Company's clinical studies demonstrated that most patients who received Targis treatment experienced a significant improvement in BPH symptoms and urine flow rates, minimal complications and post-treatment discomfort, and were able to return to normal activities within a few days. The Company received FDA approval to market the Targis System in August 1997.

     The Company markets the Targis System in the United States through a direct sales force and its co-marketing partner, Boston Scientific Corporation ("Boston Scientific"). Urologix' direct sales force has responsibility for completing and transacting the sales of the Targis System and Targis System procedure kits, while Boston Scientific, through selected members of its Microvasive Urology sales force, assist in the promotion and marketing of the Targis System procedure among urologists throughout the United States.

     Outside the United States, the Company has developed a relationship with Nihon Kohden Corporation ("Nihon Kohden"), a major Japanese developer, manufacturer and marketer of medical devices, for market development and sales of the Targis System in Japan. The Company also has a distribution agreement with Boston Scientific covering all countries outside the United States, except Japan. Under the agreement, Urologix has responsibility for market development of the Targis System and works with Boston

Scientific to sell Targis Systems from Boston Scientific's inventory through Urologix' direct sales force in Europe. Boston Scientific compensates Urologix for Urologix' market development services.


RESULTS OF OPERATIONS

Three months ended September 30, 1999 and 1998

     Sales increased to $1.9 million for the three months ended September 30, 1999 from $1.6 million for the same period in the prior fiscal year due to increased domestic sales. Domestic sales increased 38% from the same period in the prior fiscal year due primarily to increased sales of Targis System procedure kits. International sales decreased slightly as a result of decreased purchases from international distributors who had sufficient inventory of Targis Systems.


     Cost of goods sold decreased to $1.2 million during the three months ended September 30, 1999 compared to $2.8 million for the same period in 1998. Cost of goods sold was affected by two events in the three months ended September 30, 1998. First, as a result of a downward revision to forecasted sales and design changes to the Targis System, the Company established a reserve of $1.3 million for excess inventory. Second, the Company operated under a reduced production schedule, as production was transitioned to a new catheter design, resulting in the allocation of overhead over a lower production volume. Excluding the impact of the $1.3 million reserve, gross margin as a percentage of sales increased to 40% from 6% in the same period in the prior fiscal year. The increase in gross margin is attributable to reductions in overhead expenses and improvement in manufacturing efficiencies.

     Research and development expenses include those costs associated with product development, protection of the Company's intellectual property, treatment of patients participating in clinical trials, the accumulation of outcome data to substantiate clinical results and the preparation and submission of applications for regulatory approvals. Research and development expenses decreased to $1.1 million for the three month period ended September 30, 1999 from $1.5 million for the same period in the prior fiscal year, due primarily to reductions in wages and benefits, the conclusion of several clinical studies and lower regulatory and development expenses. The Company expects research and development expenses to decrease following the conclusion of the shortened treatment time clinical study that the Company expects to submit to the FDA later in 1999 for commercial marketing approval.

     Sales and marketing expenses for the three months ended September 30, 1999 decreased to $1.5 million from $1.7 million during the same period in the prior fiscal year. Additional sales and marketing costs incurred during the three months ended September 30, 1999 were offset by payments received from Boston Scientific for international market development services provided by Urologix. These payments were recorded as a reduction to sales and marketing expenses. The Company expects sales and marketing expenses to increase as the Company hires additional direct sales representatives and intensifies its efforts to generate awareness and acceptance of the Targis treatment.

     General and administrative expenses decreased to $581,000 for the three-months ended September 30, 1999 from $2.3 million for the same period in the prior fiscal year. Excluding the impact of a $1.6 million non-recurring charge incurred in connection with a reduction in workforce in the three months ended September 30, 1998, general and administrative expense decreased due to reductions in staffing and other administrative expenses.

     Interest income decreased to $374,000 for the three months ended September 30, 1999 from $475,000 for the same period in the prior fiscal year. Interest income decreased due primarily to lower cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of the Targis System and Targis System procedure kits. As of September 30, 1999, the Company had total cash, cash equivalents and available-for-sale securities of $26.1 million and working capital of $27.0 million.

     During the three months ended September 30, 1999, the Company used $1.8 million in operating activities, primarily as a result of the Company's net loss. The Company generated $1.7 million in investing activities, primarily reflecting the sale of $1.9 million of investment securities less purchases of $200,000 of property and equipment. The Company is financing its fiscal 2000 operating and investing activities primarily through a November 1997 secondary offering that raised net proceeds of $31.5 million.

     The Company expects to continue to incur additional losses and will use its working capital as it incurs substantial expenses related to the Targis System market development and research and development activities. In addition, the Company has commenced a program to rent Targis System control units on a per procedure basis to customers. Depending on the success of this program, the Company may use substantial capital to finance the units rented by customers.

     Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 24 months, there can be no assurance that the Company will not require additional financing in the future or that any additional financing will be available to the Company on satisfactory terms, if at all.


INTEREST RATE RISK

          The fair value of the Company's investment portfolio at September 30, 1999 approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

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

     The Company is aware of the Y2K issue and has been proactive in addressing the issue internally and externally. The Company's primary manufacturing and accounting software has been certified Y2K compliant by the vendor. The Company does not depend on in-house custom systems and generally purchases off-the-shelf software from reputable vendors who have tested their software for Y2K compliance. The Y2K issue is being considered for all future software purchases. Although the Company believes the Y2K issue will not pose material operational problems for its computer systems, there can be no assurance that problems arising from the Y2K issue will be completely eliminated.

     The Company has initiated communication with significant suppliers and customers to determine the extent to which the Company's operations are vulnerable to a failure of any of those third parties to remediate their own Y2K issues. This effort is in progress and should be completed prior to 2000. Even where assurances are received from third parties, however, there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company's operations.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations --Interest Rate Risk"

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

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

Date November 8, 1999



Urologix, Inc.
--------------

(Registrant)



/s/ Michael M. Selzer, Jr.
--------------------------

Michael M. Selzer, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)



/s/ Christopher R. Geyen
------------------------

Christopher R. Geyen
Vice President Finance
(Principal Financial Officer)