Form 10-Q
period 1999-12-31
UROLOGIX INC
filed 2000-02-10
CIK 882873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes [x] No [_]


As of January 28, 2000, the Company had outstanding 11,505,457 shares of common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROLOGIX, INC.
BALANCE SHEETS

                                                                        December 31, 1999           June 30, 1999
---------------------------------------------------------------- ------------------------- -----------------------
ASSETS                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                               $     211,621           $     657,596
    Available-for-sale securities                                              24,595,381              27,378,692
    Accounts receivable, net                                                    1,261,305               1,260,810
    Inventories, net                                                            1,236,864               2,436,418
    Prepaids and other current assets                                             632,364                 588,355
---------------------------------------------------------------- ------------------------- -----------------------
         Total current assets                                                  27,937,535              32,321,871
---------------------------------------------------------------- ------------------------- -----------------------
Property and equipment:
    Machinery, equipment and furniture                                          5,200,985               4,772,666
    Less - accumulated depreciation                                           (3,182,800)             (2,521,479)
---------------------------------------------------------------- ------------------------- -----------------------
         Property and equipment, net                                            2,018,185               2,251,187
Other assets, net                                                               4,198,688               4,414,974
---------------------------------------------------------------- ------------------------- -----------------------
                                                                            $  34,154,408           $  38,988,032
================================================================ ========================= =======================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $     526,146           $     836,999
    Accrued liabilities                                                         1,946,315               2,684,390
---------------------------------------------------------------- ------------------------- -----------------------
         Total liabilities                                                      2,472,461               3,521,389
---------------------------------------------------------------- ------------------------- -----------------------
Commitments and contingencies
Shareholders' equity
    Common stock, $.01 par value, 25,000,000 shares                               114,952                 114,289
      authorized; 11,495,150 and 11,428,937 shares issued and
      outstanding
    Additional paid-in capital                                                 91,247,493              91,149,858
    Accumulated deficit                                                      (59,640,046)            (55,796,123)
    Accumulated other comprehensive loss                                         (40,452)                 (1,381)
---------------------------------------------------------------- ------------------------- -----------------------
         Total shareholders' equity                                            31,681,947              35,466,643
---------------------------------------------------------------- ------------------------- -----------------------
                                                                            $  34,154,408           $  38,988,032
================================================================ ========================= =======================


The accompanying notes to financial statements are an integral part of these balance sheets.

UROLOGIX, INC.
STATEMENT OF OPERATIONS
(Unaudited)

                                               Three Months Ended December 31,            Six Months Ended December 31,
                                          -------------------------------------------------------------------------------
                                                   1999                1998                1999                 1998
-------------------------------------------------------------------------------------------------------------------------
Sales                                          $  1,921,166        $  1,233,947        $  3,831,654         $  2,858,552
Cost of goods sold                                1,112,443             896,291           2,265,249            3,742,702
-------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                 808,723             337,656           1,566,405             (884,150)
-------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
Research and development                            932,397           1,028,937           1,991,935            2,525,840
Sales and marketing                               1,590,420           2,037,712           3,112,678            3,694,362
General and administrative                          457,383             658,724           1,038,096            2,957,153
-------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                          2,980,200           3,725,373           6,142,709            9,177,355
-------------------------------------------------------------------------------------------------------------------------

Operating loss                                   (2,171,477)         (3,387,717)         (4,576,304)         (10,061,505)
Interest income, net                                358,712             451,011             732,381              926,251
-------------------------------------------------------------------------------------------------------------------------
Net loss                                       $ (1,812,765)       $ (2,936,706)       $ (3,843,923)        $ (9,135,254)
=========================================================================================================================

=========================================================================================================================
Basic and diluted net loss per common share    $      (0.16)       $      (0.26)       $      (0.33)        $      (0.81)
=========================================================================================================================

Basic and diluted weighted                       11,495,150          11,357,694          11,484,839           11,307,914
average number of common
shares outstanding

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                               Six Months Ended
                                                                              December 31 1999,
                                                              ---------------------------------------------------
                                                                         1999                         1998
------------------------------------------------------------- ----------------------- ---------------------------
Operating Activities:
    Net loss                                                            ($3,843,923)                ($9,135,254)
    Adjustments to reconcile net loss to net cash used for
     operating activities -
      Loss on impairment of assets                                                -                     771,362
      Depreciation and amortization                                         877,607                     775,875
      Change in operating items:
         Accounts receivable                                                   (495)                  2,667,454
         Inventories                                                      1,199,554                   1,400,898
         Prepaids and other current assets                                  (44,009)                    (55,919)
         Accounts payable and accrued liabilities                        (1,048,928)                   (888,982)
------------------------------------------------------------- ----------------------- ---------------------------
            Net cash used for operating activities                       (2,860,194)                 (4,464,566)
------------------------------------------------------------- ----------------------- ---------------------------

Investing Activities:
    Purchases of property and equipment, net                               (428,319)                   (576,484)
    Proceeds from sale of securities                                      2,744,240                   5,194,124
------------------------------------------------------------- ----------------------- ---------------------------
           Net cash provided by investing activities                      2,315,921                   4,617,640
------------------------------------------------------------- ----------------------- ---------------------------

Financing Activities:
    Proceeds from exercise of stock options                                  98,298                      51,668
------------------------------------------------------------- ----------------------- ---------------------------
           Net cash provided by
            financing activities                                             98,298                      51,688
------------------------------------------------------------- ----------------------- ---------------------------

Net increase (decrease) in Cash and Cash Equivalents                       (445,975)                    204,742
Cash and Cash Equivalents:
    Beginning of period                                                     657,596                     882,801
------------------------------------------------------------- ----------------------- ---------------------------
    End of Period                                                         $ 211,621                 $ 1,087,543
============================================================= ======================= ===========================


Supplemental cash flow disclosure:

Cash paid for interest                                                    $     629                 $     1,909

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 1999
(Unaudited)

1. Basis of presentation

         The accompanying unaudited consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. These financial statements include certain amounts that are based on estimates and judgments. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

         Following the rules and regulations of the Securities and Exchange Commission, footnote disclosures that would substantially duplicate the disclosures contained in Urologix' annual audited financial statements have been omitted. Read together with the disclosures below, the Company believes the interim financial statements are presented fairly. However, these unaudited consolidated financial statements should be read together with the consolidated financial statements and the notes included in Urologix Annual Report on Form 10-K, for the year ended June 30, 1999.

2. Basic and diluted net loss per share

         Basic and diluted net loss per common share was computed by dividing basic and diluted net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

3. Revenue recognition

         Generally, revenue from product sales is recognized at the time of shipment, net of estimated returns, which is also provided for at the time of shipment. Deferred revenue for warranty service contracts are recognized over the contract period. Revenue from equipment rental through the Company's per procedure fee program is recognized at the time of equipment use.

4. Inventories

                         December 31, 1999           June 30, 1999
-------------------------------------------------------------------
Raw materials                  $   358,642             $   783,091
Work in process                    310,604               1,180,443
Finished goods                     567,618                 472,884
-------------------------------------------------------------------
                               $ 1,236,864             $ 2,436,418
===================================================================

UROLOGIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 1999
(Unaudited)

5. Operational Realignment and Other Charges

As a result of a downward revision to the Company's sales forecast in the first quarter of fiscal 1999, the Company consolidated facilities and reduced the workforce in an effort to decrease operating expenses. As a result of this operational realignment, the Company recorded a charge to general and administrative expenses for $1.6 million, reflecting severance costs paid to employees, future lease costs related to facilities no longer occupied and the impairment of assets no longer used. Additionally, the Company established a $1.3 million dollar reserve for inventory that existed in excess quantities as a result of the downward revision to sales forecast. The impact of the operational realignment produced reductions to operating expense beginning in the second quarter of fiscal 1999.

The charges described above were recorded in the quarter ended September 30, 1998. The elements of the total charge as of December 31, 1999 are as follows:


                                                                                                   Cash Outlays
                                                                                           ----------------------------
                                    Total Charges   Asset Write-down  Change in Estimate    Completed          Future
                                    -----------------------------------------------------------------------------------
Inventory                            $ 1,300,000       $ 1,300,000       $        -        $       -          $      -
Fixed assets                             722,000           722,000                -                -                 -
Facility shut down                       548,000                 -         (130,000)         328,000            90,000
Employee severance                       309,000                 -                -          309,000                 -
                                    -----------------------------------------------------------------------------------
                                     $ 2,879,000       $ 2,022,000       $ (130,000)       $ 637,000          $ 90,000
                                    -----------------------------------------------------------------------------------

6. Comprehensive Income (Loss)

The table below presents comprehensive income (loss). Comprehensive income
(loss) includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. For the Company, comprehensive income represents net loss adjusted for unrealized gains (losses) on available-for-sale securities.

                                                                                Six Months Ending December 31,
                                                                                 1999                    1998
------------------------------------------------------------------------------------------------------------------
Net loss                                                                     $ (3,843,923)           $ (9,135,254)
Change in net unrealized gains (losses) on
available-for-sale securities                                                     (39,071)                150,337
------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                                  $ (3,882,994)           $ (8,984,917)
==================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing the Targis System procedures are able to obtain third-party reimbursement, market acceptance and the rate of adoption of the Targis treatment by the medical community, the impact of competitive treatments, products and pricing, the approval of a shortened treatment time for the Targis System and the effectiveness of the Company's sales and marketing organization. The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report. A detailed discussion of risks and uncertainties may be found in the section entitled "Business-Risk Factors" in the Company's Form 10-K for the year ended June 30, 1999.

OVERVIEW

         Urologix develops, manufactures and markets a minimally invasive medical device for the treatment of benign prostatic hyperplasia ("BPH"), commonly known as "enlarged prostate." BPH dramatically affects the quality of life of millions of men by causing adverse changes in urinary voiding patterns. Urologix' Targis System has been approved for marketing in the United States, the 15 European Union countries, Japan and Canada.

         The Targis procedure is a non-surgical, catheter-based treatment that uses a proprietary microwave technology to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the pain-sensitive urethral tissue. Because the urethra is protected from heat and is not punctured or penetrated, Targis treatment can be performed without general or regional anesthesia or intravenous sedation. Accordingly, Targis treatment can be performed in a low cost setting such as a physician's office or an outpatient clinic. The Company believes Targis treatment provides an efficacious, safe and cost effective solution for BPH without the complications and side effects inherent in most current procedures, and as such, is well positioned to address the needs of physicians, patients and payors.

         The Company's clinical studies demonstrated that most patients who received Targis treatment experienced a significant improvement in BPH symptoms and urine flow rates, minimal complications and post-treatment discomfort, and were able to return to normal activities within a few days. The Company received FDA approval to market the Targis System in August 1997.

         The Company markets the Targis System in the United States through a direct sales force. The Company intends to continue to expand the direct sales force and enhance its direct sales capabilities. The Company has also developed a co-marketing relationship with Boston Scientific Corporation ("Boston Scientific"). Under this co-marketing agreement, which currently expires on March 31, 2000, selected members of Boston Scientific's Microvasive Urology sales force assist in the promotion and marketing of the Targis System procedure among urologists in selected regions throughout the United States.

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


RESULTS OF OPERATIONS

Three months ended December 31, 1999 and 1998

         Sales increased to $1.9 million and $3.8 million for the three and six-month periods ended December 31, 1999 from $1.2 million and $2.9 million during the same periods in the prior fiscal year. The increase in revenue during the three and six-month periods is due primarily to increased sales of Targis System procedure kits. During the same period, sales of Targis System control units decreased slightly as a result of the per procedure fee program. The per procedure fee program allows customers to rent the Targis System on a procedural basis, eliminating the need to purchase the Targis System. The change in sales mix from Targis Systems to procedure kits is a result of a focused effort to increase procedure-based revenue.

         Cost of goods sold increased to $1.1 million during the three months ended December 31, 1999 compared to $896,000 for the same period in 1998. Cost of goods sold increased as a result of higher sales volume. Gross margin as a percentage of sales increased to 42% from 27% in the same period in the prior fiscal year due primarily to a decrease in manufacturing expense and an increase in manufacturing efficiency.

         Cost of goods sold decreased to $2.3 million during the six-months ended December 31, 1999 compared to $3.7 million for the same period in 1998. Cost of goods sold was affected by two events in the six-months ended December 31, 1998. First, as a result of a downward revision to forecasted sales, the Company established a reserve of $1.3 million for excess inventory. Second, the Company operated under a reduced production schedule, as production was transitioned to a new catheter design, resulting in the allocation of overhead over a lower production volume. Gross margin as a percentage of sales increased to 41% from -31% in the same period in the prior fiscal year due to a decrease in manufacturing expense and an increase in manufacturing efficiency in 1999.

         Research and development expenses include those costs associated with product development, treatment of patients participating in clinical trials, the accumulation of outcome data to substantiate clinical results and the preparation and submission of applications for regulatory approvals. Research and development expenses decreased to $932,000 and $2.0 million for the three and six-month periods ended December 31, 1999 from $1.0 million and $2.5 million for the same periods in the prior fiscal year, due primarily to reductions in staffing, the conclusion of several clinical studies and lower regulatory and development expenses. The Company expects research and development expenses to decrease due to decreased staffing levels and lower clinical expenses following the conclusion of the shortened treatment time clinical study that the Company submitted to the FDA in December of 1999 for commercial marketing approval.

         Sales and marketing expenses decreased to $1.6 million and $3.1 million for the three and six-month periods ended December 31, 1999 from $2.0 million and $3.7 million during the same period in the prior fiscal year. Sales and marketing costs incurred during the three and six-months ended December 31, 1999 were offset by payments received from Boston Scientific for international market development services provided by Urologix. These payments were recorded as a reduction to sales and marketing expenses. The Company expects sales and marketing expenses to increase as the Company hires additional direct sales representatives and intensifies its efforts to generate awareness and acceptance of the Targis treatment.

         General and administrative expenses decreased to $457,000 and $1.0 million for the three and six-month period ended December 31, 1999 from $659,000 and $3.0 million during the same period in the prior fiscal year. General and administrative expense decreased due to reductions in staffing and other administrative expenses. General and administrative expenses for the three and six-months ended December 1998 includes the impact of a $1.6 infrequent charge incurred in connection with the operational realignment.

         Interest income decreased to $359,000 and $732,000 for the three and six-months ended December 31, 1999 from $451,000 and $926,000 for the same period in the prior fiscal year. Interest income decreased due primarily to lower cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of the Targis System and Targis System procedure kits. As of December 31, 1999, the Company had total cash, cash equivalents and available-for-sale securities of $24.8 million and working capital of $25.5 million.

         During the six-months ended December 31, 1999, the Company used $2.9 million in operating activities, primarily as a result of the Company's net loss. The Company generated $2.3 million in investing activities, primarily reflecting the sale of $2.7 million of investment securities less purchases of $400,000 of property and equipment. The Company is financing its fiscal 2000 operating and investing activities primarily through a November 1997 secondary offering that raised net proceeds of $31.5 million.

         The Company expects to continue to incur additional losses and will use its working capital as it incurs substantial expenses related to the Targis System market and research and development activities. In addition, the Company has commenced a program to rent Targis System control units to customers on a per procedure basis. Depending on the outcome of this program, the Company may use substantial capital to finance the units rented by customers.

          Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 24 months, there can be no assurance that the Company will not require additional financing in the future or that any additional financing will be available to the Company on satisfactory terms, if at all.

INTEREST RATE RISK

         The fair value of the Company's investment portfolio at December 31, 1999 approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

         Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

YEAR 2000 ISSUE

         The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, including computer software programs as well as other systems dependent on computerized information such as phones, voicemail and security systems (collectively, "Non-IT Systems"), to properly recognize and process date sensitive information related to the year 2000 and beyond.

          All Year 2000 efforts with respect to the Company and its computer software programs were made through internal resources and through routine software upgrades provided by the Company's software vendors. The Company did not incur significant separately identifiable costs related to Year 2000 issues through January 1, 2000 and does not expect to incur significant additional costs related to Year 2000 issues. The Company did not hire additional employees, either full-time or contract, in order to address Year 2000 issues.

         The Company's Non-IT Systems were also determined to be Year 2000 compliant prior to January 1, 2000. The Company utilized internal resources to address the Year 2000 compliance of its Non-IT Systems and did not incur significant separately identifiable costs related to Year 2000 issues through January 1, 2000 and does not expect to incur significant additional Year 2000 costs. In addition to reviewing its internal systems, the Company polled its significant outside software and other vendors, customers and freight carriers to determine whether they are Year 2000 compliant and to attempt to identify any potential issues. The Company's outside software vendors confirmed that they were Year 2000 compliant, including the products utilized by the Company.

         As of this date, the Company has experienced no material Year 2000 related failures. The Company is also not aware of any Year 2000 related problems at any of its customers or critical suppliers that could adversely affect its business operations. However, there are now assurances that the Company will not be impacted by Year 2000 related failures of its own systems or those of it business partners.The Company will continue to monitor its own systems and those of its business partners to identify and address any potential risk situation related to the Year 2000.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

        See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk"


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Amendment to the Co-marketing Agreement between Urologix, Inc. and Boston Scientific Corporation

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

Date February 10, 2000



Urologix, Inc.
--------------
(Registrant)



/s/ Michael M. Selzer, Jr.
--------------------------
Michael M. Selzer, Jr.
President and Chief Executive Officer
 (Duly Authorized Officer)



/s/ Christopher R. Geyen
------------------------
Christopher R. Geyen
Vice President Finance
(Principal Financial Officer)