Form 10-Q
period 2000-03-31
UROLOGIX INC
filed 2000-05-12
CIK 882873

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from ____________ to _______________

                         Commission File Number 0-28414

                                 ---------------

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


As of April 18, 2000 the Company had outstanding 11,559,155 shares of common stock, $.01 par value.

--------------------------------------------------------------------------------
================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROLOGIX, INC.
BALANCE SHEETS


                                                                     March 31, 2000         June 30, 1999
----------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                         $     373,887         $     657,596
    Available-for-sale securities                                        24,222,956            27,378,692
    Accounts receivable, net                                              1,408,578             1,260,810
    Inventories, net                                                        562,930             2,436,418
    Prepaids and other current assets                                       247,499               588,355
----------------------------------------------------------------------------------------------------------
         Total current assets                                            26,815,850            32,321,871
----------------------------------------------------------------------------------------------------------
Property and equipment:
    Machinery, equipment and furniture                                    5,332,024             4,772,666
    Less - accumulated depreciation                                      (3,382,431)           (2,521,479)
----------------------------------------------------------------------------------------------------------
         Property and equipment, net                                      1,949,593             2,251,187
Other assets, net                                                         4,072,809             4,414,974
----------------------------------------------------------------------------------------------------------
                                                                      $  32,838,252         $  38,988,032
==========================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $     742,350         $     836,999
    Accrued liabilities                                                   1,842,452             2,684,390
----------------------------------------------------------------------------------------------------------
         Total liabilities                                                2,584,802             3,521,389
----------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
    Common stock, $.01 par value, 25,000,000 shares                         115,521               114,289
      authorized; 11,552,073 and 11,428,937 shares issued and
      outstanding
    Additional paid-in capital                                           91,431,482            91,149,858
    Accumulated deficit                                                 (61,263,101)          (55,796,123)
    Accumulated other comprehensive loss                                    (30,452)               (1,381)
----------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                      30,253,450            35,466,643
----------------------------------------------------------------------------------------------------------
                                                                      $  32,838,252          $ 38,988,032
==========================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENT OF OPERATIONS
(Unaudited)

                                                  Three Months Ended March 31,             Nine Months Ended March 31,
                                       ----------------------------------------------------------------------------------
                                                    2000                1999                2000                 1999
-------------------------------------------------------------------------------------------------------------------------
Sales                                           $ 2,326,616         $ 1,341,892         $ 6,158,270          $ 4,200,444
Cost of goods sold                                1,213,179             956,368           3,478,428            4,699,070
-------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                               1,113,437             385,524           2,679,842             (498,626)
-------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
Research and development                            788,763           1,264,244           2,780,698            3,790,084
Sales and marketing                               1,830,313           1,342,045           4,942,991            5,036,407
General and administrative                          484,555             558,142           1,522,651            3,515,295
-------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                          3,103,631           3,164,431           9,246,340           12,341,786
-------------------------------------------------------------------------------------------------------------------------

Operating loss                                   (1,990,194)         (2,778,907)         (6,566,498)         (12,840,412)
Interest income, net                                367,139             418,309           1,099,520            1,344,560
-------------------------------------------------------------------------------------------------------------------------
Net loss                                       $ (1,623,055)       $ (2,360,598)       $ (5,466,978)       $ (11,495,852)
=========================================================================================================================

=========================================================================================================================
Basic and diluted net loss per common share         $ (0.14)            $ (0.21)            $ (0.48)             $ (1.01)
=========================================================================================================================

Basic and diluted weighted average number of
common shares outstanding                         11,525,616         11,423,575          11,494,432           11,346,467


The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                            --------------------------------------------
                                                                      2000                      1999
--------------------------------------------------------------------------------------------------------
Operating Activities:
    Net loss                                                       ($5,466,978)            ($11,495,852)
    Adjustments to reconcile net loss to net cash used for
     operating activities -
      Loss on impairment of assets                                           -                  771,362
      Depreciation and amortization                                  1,203,117                1,151,997
      Change in operating items:
         Accounts receivable                                          (147,768)               2,818,110
         Inventories                                                 1,873,488                1,339,928
         Prepaids and other current assets                             340,856                   (3,415)
         Accounts payable and accrued liabilities                     (936,587)                (553,944)
--------------------------------------------------------------------------------------------------------
            Net cash used for operating activities                  (3,133,872)              (5,971,814)
--------------------------------------------------------------------------------------------------------

Investing Activities:
    Purchases of property and equipment, net                          (559,358)                (663,288)
    Proceeds from sale of securities                                 3,126,665                6,767,810
--------------------------------------------------------------------------------------------------------
           Net cash provided by investing activities                 2,567,307                6,104,522
--------------------------------------------------------------------------------------------------------

Financing Activities:
    Proceeds from exercise of stock options                            282,856                   96,027
--------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                   282,856                   96,027
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in Cash and Cash Equivalents                  (283,709)                 228,735
Cash and Cash Equivalents:
    Beginning of period                                                657,596                  882,801
--------------------------------------------------------------------------------------------------------
    End of Period                                                    $ 373,887              $ 1,111,536
========================================================================================================

Supplemental cash flow disclosure:

Cash paid for interest                                                   $ 773                    $ 707

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)

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

2.   Basic and diluted net loss per share

     Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

3.   Revenue recognition

     Revenue from product sales is recognized at the time of shipment, net of estimated returns, which are also provided for at the time of shipment. Deferred revenue for warranty service contracts are recognized over the contract period. Revenue from equipment rental through the Company's per procedure fee program is recognized at the time of equipment use.

4.   Inventories

Inventories consisted of the following as of:

                                                March 31, 2000     June 30, 1999
--------------------------------------------------------------------------------
Raw materials                                         $313,727        $  783,091
Work in process                                        187,544         1,180,443
Finished goods                                          61,659           472,884
--------------------------------------------------------------------------------
                                                      $562,930        $2,436,418
================================================================================

UROLOGIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)

5.   Operational Realignment and Other Charges

As a result of a downward revision to the Company's sales forecast in the first quarter of fiscal 1999, the Company consolidated facilities and reduced the workforce in an effort to decrease operating expenses. As a result of this operational realignment, the Company recorded a charge to general and administrative expenses for $1.6 million, reflecting severance costs paid to employees, future lease costs related to facilities no longer occupied and the impairment of assets no longer used. Additionally, the Company established a $1.3 million reserve for excess inventories as a result of the downward revision to the sales forecast. The impact of the operational realignment produced reductions to operating expense beginning in the second quarter of fiscal 1999.

The charges described above were recorded in the quarter ended September 30, 1998. The elements of the total charge as of March 31, 2000 were as follows:

                                                                                    Cash Outlays
                                               Asset        Change in     -------------------------------
                     Total Charges        Write-down         Estimate        Completed           Future
                     ------------------------------------------------------------------------------------
Inventories            $ 1,300,000       $ 1,300,000       $        -        $       -          $      -
Fixed assets               722,000           722,000                -                -                 -
Facility shut down         548,000                 -         (130,000)         332,000            86,000
Employee severance         309,000                 -                -          309,000                 -
                     ------------------------------------------------------------------------------------
                       $ 2,879,000       $ 2,022,000       $ (130,000)       $ 641,000          $ 86,000
                     ====================================================================================

6.   Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. For the Company, comprehensive loss represents net loss adjusted for unrealized gains (losses) on available-for-sale securities.

                                               Nine Months Ending March 31,
                                                 2000               1999
----------------------------------------------------------------------------
Net loss                                     $(5,466,978)      $(11,495,852)
Change in net unrealized gains (losses)
on available-for-sale securities                 (29,071)           101,758
----------------------------------------------------------------------------
Comprehensive loss                           $(5,496,049)      $(11,394,094)
============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company's consolidated financial condition and results of operations for the three and nine months ended March 31, 2000 and 1999. This section should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999, which has been filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on the Company's current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing the Targis System procedures are able to obtain third-party reimbursement, changes in the reimbursement environment, market acceptance and the rate of adoption of the Targis treatment by the medical community, the impact of competitive treatments, products and pricing, the approval of a shortened treatment time for the Targis System and the effectiveness of the Company's sales and marketing organization. The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report. A detailed discussion of risks and uncertainties may be found in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

OVERVIEW

     Urologix develops, manufactures, and markets a minimally invasive medical device for the treatment of benign prostatic hyperplasia ("BPH"), commonly known as "enlarged prostate." BPH dramatically affects the quality of life of millions of men by causing adverse changes in urinary voiding patterns. Urologix' Targis System has been approved for marketing in the United States, the 15 European Union countries, Japan and Canada.

     The Targis procedure is a non-surgical, catheter-based treatment that uses a proprietary microwave technology to preferentially heat diseased areas of the prostate, while simultaneously cooling and protecting the pain-sensitive urethral tissue. Because the urethra is protected from heat and is not punctured or penetrated, Targis treatment can be performed without general or regional anesthesia or intravenous sedation. Accordingly, Targis treatment is uniquely positioned to be performed in a physician's office or an outpatient clinic. The Company believes Targis treatment provides an efficacious, safe and cost effective solution for BPH that provides results superior to medication without the complications and side effects inherent in surgical procedures, and as such, is well positioned to address the needs of physicians, patients and payors.

     The Company markets the Targis System in the United States through a direct sales force. The Company intends to continue to expand the direct sales force and enhance its direct sales capabilities. The Company's strategy is to focus marketing and sales efforts on generating physician access to and awareness of the Targis System while creating patient demand by providing education on the benefits of Targis treatment versus other treatment options.

     Outside the United States, the Company has a distribution agreement with Nihon Kohden Corporation ("Nihon Kohden"), a major Japanese developer, manufacturer and marketer of medical devices, for the market development and sales of the Targis System in Japan. The Company also has a distribution agreement with Boston Scientific covering the majority of the European countries. Under the agreement, Urologix has responsibility for market development of the Targis System and works with Boston Scientific to sell Targis Systems from Boston Scientific's inventory through Urologix' direct sales force and other distributors in Europe. Boston Scientific compensates Urologix for Urologix' market development services.

RESULTS OF OPERATIONS

     Sales increased to $2.3 million and $6.2 million for the three and nine-month periods ended March 31, 2000 from $1.3 million and $4.2 million during the same periods in the prior fiscal year. The increase in revenue during the three and nine-month periods is due primarily to increased sales of Targis System procedure kits. To grow procedure based revenue, the Company implemented a "per procedure" sales and marketing business model in March of 1999. Under the per procedure fee program, customers pay a fee for the use of a Targis System control unit and treatment catheter, reducing the need for an upfront capital equipment purchase. The increase in procedure kits sales is a result of the success of this program.

     Cost of goods sold increased to $1.2 million during the three months ended March 31, 2000 compared to $956,000 for the same period in 1999. Cost of goods sold increased as a result of higher sales volume. Gross margin as a percentage of sales increased to 48% from 29% in the same period in the prior fiscal year due primarily to decreased product cost and improved manufacturing efficiency.

     Cost of goods sold decreased to $3.5 million during the nine-months ended March 31, 2000 compared to $4.7 million for the same period in 1999. Cost of goods sold was affected by two events in the nine-months ended March 31, 1999. First, as a result of a downward revision to forecasted sales, the Company established a reserve of $1.3 million for excess inventory. Second, the Company operated under a reduced production schedule, as production was transitioned to a new catheter design, resulting in the allocation of overhead over a lower production volume. Gross margin as a percentage of sales increased to 44% from (12%) in the same period in the prior fiscal year due to decreased product cost and improved manufacturing efficiency.

     Research and development expenses include expenditures for product development, regulatory compliance and clinical studies. Clinical study costs consist largely of payments to clinical sites and investigators, product for clinical studies, and costs associated with monitoring clinical studies. Research and development expenses decreased to $789,000 and $2.8 million for the three and nine-month periods ended March 31, 2000 from $1.3 million and $3.8 million for the same periods in the prior fiscal year, due primarily to reductions in staffing, the conclusion of several clinical studies and lower regulatory and product development expenses.

     Sales and marketing expenses increased to $1.8 million for the three-month period ended March 31, 2000 from $1.3 million during the same period in the prior fiscal year. Sales and marketing costs incurred during the nine-months ended March 31, 2000 decreased to $4.9 million from $5.0 during the same period in the prior fiscal year. The change in sales and marketing expenses is attributable to payments received from Boston Scientific Corporation for international market development services, which are reflected as reductions in sales and marketing expense. Excluding the payments received from Boston Scientific, sales and marketing expenses for the three and nine months ending March 31, 2000 are consistent with expenses for the three and nine-months ending March 31, 1999. The Company expects sales and marketing expenses to increase as the Company hires additional direct sales representatives and intensifies its efforts to generate awareness and acceptance of the Targis treatment.

     General and administrative expenses decreased to $485,000 and $1.5 million for the three and nine-month period ended March 31, 2000 from $558,000 and $3.5 million during the same period in the prior fiscal year. General and administrative expenses decreased due to reductions in staffing and other administrative expenses. General and administrative expenses for the nine-months ended March 1999 include the impact of a $1.6 million charge incurred in connection with the operational realignment.

     Interest income decreased to $367,000 and $1.1 million for the three and nine-months ended March 31, 2000 from $418,000 and $1.3 million for the same period in the prior fiscal year. Interest income decreased due primarily to lower cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of the Targis System and Targis System procedure kits. As of March 31, 2000, the Company had total cash, cash equivalents and available-for-sale securities of $24.6 million and working capital of $24.2 million.

     During the nine-months ended March 31, 2000, the Company used $3.1 million in operating activities, primarily as a result of the Company's net loss. The Company generated $2.6 million in investing activities, primarily reflecting the sale of $3.1 million of investment securities less purchases of $559,000 of property and equipment. The Company is financing its fiscal 2000 operating and investing activities primarily through funds received in a November 1997 secondary offering that raised net proceeds of $31.5 million.

     In January of 2000, the Company amended the International Distribution Agreement with Boston Scientific Corporation. Under the amended agreement, Boston Scientific will compensate the Company for market development services by shipping and transferring title of a defined number Targis System control units held in Boston Scientific's inventory to the Company. The Company intends to use these control units as part of its per procedure rental program.

     The Company expects to continue to incur additional losses and will use its working capital as it incurs substantial expenses related to the Targis System marketing and research and development activities. In addition, the Company has commenced a program to rent Targis System control units to customers on a per procedure basis. Depending on the growth of this program, the Company may use substantial capital to finance the units rented by customers.

     Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 24 months, there can be no assurance that the Company will not require additional financing in the future or that any additional financing will be available to the Company on satisfactory terms, if at all.

INTEREST RATE RISK

     The fair value of the Company's investment portfolio at March 31, 2000 approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

     Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.


YEAR 2000 ISSUE

     In late 1999 the Company completed year 2000 remediation and testing of its systems and experienced no significant disruptions in critical information technology and non-information technology systems. The Company did not incur any material expenditures in connection with the remediation and testing of information technology and non-information technology systems. As of this date, the Company is not aware of any material problems resulting from Year 2000 issues, either with its products, internal systems, or the products and services of third parties. However, there can be no assurance that the

Company has fully and accurately assessed its Year 2000 readiness or of the effectiveness of corrective actions. Nor can there be any assurance that the company's customers, suppliers and vendors fully and accurately assessed their Year 2000 readiness or of the effectiveness of their corrective actions. Accordingly, the Company will continue to monitor its critical computer applications and those of its customers, suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -"Interest Rate Risk"

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Modification to Amendment to International Distribution Agreement between Urologix, Inc. and Boston Scientific Corporation. Certain information has been omitted from this exhibit and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2.

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

Date May 12, 2000



Urologix, Inc.
--------------

(Registrant)



/s/ Michael M. Selzer, Jr.
--------------------------

Michael M. Selzer, Jr.
President and Chief Executive Officer
 (Duly Authorized Officer)




/s/ Christopher R. Geyen
------------------------

Christopher R. Geyen
Vice President Finance
(Principal Financial Officer)