Form 10-K405
period 2000-06-30
UROLOGIX INC
filed 2000-09-15
CIK 882873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000.

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to
     ____________________.


                        Commission File Number  0-28414


                                UROLOGIX, INC.
            (Exact name of registrant as specified in its charter)


              Minnesota                                       41-1697237
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)


                14405 21st Avenue North, Minneapolis, MN 55447
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (763) 475-1400

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                       (1) Common Stock, $.01 par value.
       (2) Series A Junior Participating Preferred Stock Purchase Rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  (x)    No  (_)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

As of September 8, 2000, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was approximately $83,000,000 million based on the last reported sales price on that date.

As of September 8, 2000 the Company had outstanding 11,651,222 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                    PART I

ITEM 1.   BUSINESS
------------------

Forward Looking Statements

Statements included in this Annual Report on Form 10-K that are not historical or current facts are forward-looking statements that are based on current expectations and beliefs. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Some of the factors that could cause actual results to differ include, among others, (i) market acceptance of the Targis System, (ii) availability, timing and amount of third-party reimbursement for the Targis procedure, (iii) the Company's ability to maintain intellectual property protection for its proprietary products and to defend its existing intellectual property rights from challenges by third parties, and the additional factors set forth below under "Cautionary Statements Regarding Future Operations" and in this and other documents filed from time to time with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof, and Urologix undertakes no obligation to publicly revise or update the forward-looking statements to reflect subsequent events or circumstances.

Overview

Benign Prostatic Hyperplasia

     Benign Prostatic Hyperplasia ("BPH") is a non-cancerous urological disease in which the prostate enlarges and constricts the urethra. Symptoms associated with BPH affect the quality of life of millions of sufferers worldwide and can lead to irreversible bladder or kidney damage. The prostate is a walnut-size gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate begin to grow at an increasing rate. As the prostate expands, it compresses or impinges upon other portions of the prostate gland and the urethra, thereby restricting the normal passage of urine. BPH patients typically suffer from a variety of troubling symptoms that can have a significant impact on their quality of life. Symptoms of BPH include frequent urination during the day and night, urgency and painful urination. A delay in treatment can have serious consequences, including complete obstruction (acute retention of urine), urinary tract infections, loss of bladder functions, and in extreme cases, kidney failure.

     Evidence of BPH typically begins to appear in men in their 50's, and by age 70, the quality of life of most men is negatively affected by BPH symptoms. Medical sources estimate that the percentage of men suffering from symptoms of BPH is approximately 50% for men in their 50's and increases to more than 75% for men over age 80. The BPH market is large and can be expected to continue to grow due to the general aging of the world's population, as well as increasing life expectancies. It is estimated that approximately 23 million men worldwide suffer from the symptoms of BPH with current annual expenditures in excess of $10 billion.

     Many patients diagnosed with BPH are regularly monitored by their physicians but, due in part to the side effects and complications associated with current BPH therapies, elect not to receive active intervention (a course of inaction known as watchful waiting). If symptoms persist or worsen, drug therapy or surgical intervention has been recommended. Drug therapy is usually the first line of treatment. An estimated 30% to 40% of patients who initially pursue drug therapy discontinue treatment within 12 months due to various reasons including ineffectiveness, side effects and the burdens of compliance and cost. The most common surgical procedure has been Transurethral Resection of the Prostate (known as TURP), an invasive surgery in which portions of the prostatic urethra and surrounding tissue are removed, thereby widening the urethra improving urinary flow. While TURP results in a dramatic improvement in urine flow and reductions in symptoms, a significant number of patients experience serious complications. The TURP procedure requires a highly skilled surgeon with extensive training, and the incidence of these complications may be affected by the experience of the surgeon performing the TURP.

The Urologix Approach

     The Targis System is a non-surgical, catheter-based treatment for BPH that is better than medication and less invasive than surgery. The Targis System was developed to be the therapy of choice for patients who have failed drugs but wish to avoid choosing surgery.

     The Targis System utilizes a proprietary microwave technology, delivered through a flexible catheter that precisely targets energy into the diseased area of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the pain sensitive urethral tissue. During a Targis procedure, a Targis Catheter is inserted into the urethra and a rectal thermosensing unit ("RTU") is placed into the rectum. Chilled water is then circulated through the catheter. The chilled water is designed to lower the temperature of the urethra to protect it from heat and discomfort during the treatment. Temperatures in the urethra and rectum are monitored continuously by the Targis system during the treatment to ensure that the appropriate level of energy is delivered. During the treatment, precisely targeted energy is delivered into the prostatic tissue resulting in a reduction in the size of the prostate. Following treatment, a small catheter is inserted and the patient is released. The small catheter is typically left in place for two to four days to drain urine while temporary swelling caused by the treatment subsides. During the period following the treatment, pressure on the urethra is decreased and BPH symptoms are reduced.

     The Targis procedure provides significant advantages over other BPH therapies. The Targis procedure produces lasting results that are clinically superior to drug therapy while avoiding the complications associated with surgery. The Targis procedure does not require punctures or incisions, thereby leaving the urethra intact. Not only does this result in fewer complications but allows the Targis procedure to be performed without anesthesia or intravenous sedation in a physician's office or hospital outpatient environment.

     The Targis System consists of the Targis Control Unit and the Targis Procedure Kit, which includes the Targis Catheter, Cooling Bag and Rectal Thermosensing Unit. The Targis Control Unit contains a microwave generator, a solid-state refrigeration device, a circulation pump and electronic circuitry to monitor therapy. The Targis Control Unit supplies microwave energy and coolant to the Targis Catheter and collects and processes data from the Targis Catheter and the RTU. The Targis Catheter contains a microwave antenna for precisely delivering microwave energy to the prostate and a thermosensor for monitoring the urethral temperature. The Coolant Bag holds the chilled water that is circulated during therapy. The RTU monitors rectal temperatures. The Targis Catheter, Coolant Bag and RTU are single-use devices.

Clinical Status

     The combined results of the Company's clinical trials indicate that the Targis System can be performed without anesthesia and in the vast majority of cases was effective in reducing American Urological Association ("AUA") Symptom Scores by 58% at three months and that the results were maintained for at least five years. The AUA Symptom Score is a statistically validated system of evaluating and monitoring BPH symptom severity. The data also demonstrated that the Targis procedure increased peak urine flow rates for patients with a mean increase of 4ml/sec at three months and that a flow rate increase of approximately 3ml/sec was maintained through five years. The Company has patient quality of life data from the 548 patients from whom the Company has received one-year follow-up data. These patients were asked statistically validated quality of life assessment questions to evaluate how they would feel living the rest of their life with their current BPH symptoms. At 12 months following their Targis procedures, 74% of these patients indicated they were satisfied, an increase from only 4% giving the same response prior to treatment. The Targis treatment results in a minimum level of complications, as only 7% of the patients experienced an episode of urinary tract infection that was treated and resolved with routine antibiotic therapy, and less than 1% experienced urethral stricture requiring intervention. Other minor complications included epididymitis (4%), loss of ejaculate (4%), and transient urinary incontinence (3%). There can be no assurance that future clinical results will be consistent with those achieved to date.

Sales and Marketing

     The Company's marketing strategy includes (i) increasing market awareness of the Targis System, (ii) creating access to the Targis System through the placement and sale of Targis System control units, (iii) enhancing the use of the Targis System by physicians who have access, and (iv) demonstrating the cost effectiveness of the Targis System to governmental and commercial payors.

     United States

     The Company has developed a sales and marketing team consisting of sales and marketing management, product managers, communication specialists and direct sales representatives, who are all dedicated to marketing the Targis System. The Company targets urologists who practice in high-volume prostate treatment groups and who are opinion leaders in BPH treatment methods. In addition to a direct sales force, the Company utilizes independent third party mobile service providers. The mobile service providers transport the Targis System between sites, making the treatment available to physicians and patients at different sites on a rotating basis. The mobile service providers can offer smaller hospitals and urology clinics cost effective access to the Targis treatment. The Company has hired and trained 16 sales representatives and is actively recruiting additional sales representatives. As of September 8, 2000, the Company employed a total of 27 individuals in its sales and marketing department.

     The Company offers urologists and hospitals the option to either purchase the Targis System Control Unit or to rent the Targis System on a per use basis. The list prices for the purchase of a Control Unit and Procedure Kit are $150,000 and $1,200 respectively. Rental fees vary depending on the length and terms of the arrangement.

     International

     Outside the United States, the Company has a distribution agreement with Nihon Kohden Corporation ("Nihon Kohden"), a major Japanese developer, manufacturer and marketer of medical devices, for the market development and sales of the Targis System in Japan. The Company also has a distribution agreement with Boston Scientific covering the majority of the European countries. Under the agreement, Urologix has responsibility for market development of the Targis System and works with Boston Scientific to sell Targis Systems and Procedure Kits from Boston Scientific's inventory through Urologix' direct sales force and other distributors in Europe. Boston Scientific compensates Urologix for Urologix' market development services.

Manufacturing

     The Company has recently transitioned the production of the Targis Control Unit to Colorado Medtech from Plexus, formerly SeaMED. The Targis Control Unit is manufactured to the Company's specifications under a supply agreement that expires in 2003. The change in suppliers is anticipated to result in lower product costs and increased product quality. Although the Company expects the transition to progress according to a pre-determined plan and timetable and that Colorado Medtech will be able to adequately meet demand for the Targis Control Unit on a timely basis, there can be no assurance that this will be the case.

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

     The Company's manufacturing operations must comply with the United States Food and Drug Administration's ("FDA") quality system regulation, which includes, but is not limited to, the FDA's Good Manufacturing Practices ("GMP") requirements, and with certain requirements of state, local and foreign governments, which establish requirements for assuring quality by controlling components, processes and document traceability and retention, among other things. In June 1997, July 1998 and September 2000, the FDA conducted inspections of the Company's manufacturing facility, in which the Company's facility, documentation and quality control systems were determined to be satisfactory and no significant deficiencies of GMP were raised by the FDA. The Company's facilities will continue to be subject to periodic inspections by the FDA and by other auditors. The Company believes that its manufacturing and quality control procedures meet the requirements of these regulations, and has established training and self-audit systems designed to ensure compliance.

     The Company has received ISO 9001 certification indicating compliance of the Company's manufacturing facilities with European standards for quality assurance and manufacturing process control. The Company has also received CE mark certification, which allows it to affix the CE Mark to its products and market them in the European Union. In addition, the Targis System has been approved for marketing by the Japanese Ministry of Health and Welfare. As of September 8, 2000, the Company employed 18 individuals in its manufacturing department.

Research and Development

     The Company intends to build upon its clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. The Company's research and development efforts are currently focused on improving the function and features of the Targis System, reducing the production cost of the components in the Targis System, and investigating other applications for its technologies. The Company also believes that its core technologies may have other medical applications for prostatic diseases, including malignancies.

     During the fiscal years ended June 30, 2000, 1999 and 1998, the Company spent $3.6 million, $5.1 million and $6.7 million, respectively, in its research and development efforts. As of September 8, 2000, the Company employed 19 individuals in its research and development department.

Reimbursement

     The Company believes that third-party reimbursement will be essential to acceptance of the Targis procedure, and that clinical efficacy, overall cost effectiveness and physician advocacy will be keys to obtaining such reimbursement. The Company estimates that 60% to 80% of patients who receive a Targis treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market acceptance of the Targis treatment in the United States.

     The level of Medicare reimbursement of transurethral microwave therapy is dependent on the site of service. Beginning on August 1, 2000 the Health Care Financing Administration ("HCFA") replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including the Targis treatment, with a new fixed rate or "prospective payment system". Under this new method of reimbursement, a hospital will receive a fixed reimbursement of approximately $1,875 for each Targis treatment performed in its facility, although this rate can be higher or lower depending on a wage index and other factors for each hospital. The urologist performing the Targis treatment will continue to be reimbursed approximately $600 per procedure.

     On July 17, 2000, HCFA published new Medicare payment rates and a schedule for implementing microwave thermotherapy for the treatment of BPH in the physician's office. Coverage for Targis treatment is included in the ruling, which has been published in the Federal Register and proposed to become effective January 1, 2001, subject to a 60-day comment period. Although the initial publication by HCFA contained an error, the American Urological Association has estimated the reimbursement rate (inclusive of the physician's fee) for the Targis treatment in the urologist's office to be approximately $2,601 in 2001 and $3,258 beginning January 1, 2002. The final rate for transurethral microwave thermotherapy when performed in the physician's office is expected to be included in a final ruling expected to be published in November 2000.

     Although HCFA has made national payment decisions for transurethral microwave therapy, local Medicare carriers each made their own coverage decisions. Based on communications with various local Medicare carriers, the Company believes that coverage for transurethral microwave therapy for BPH in the hospital outpatient environment is currently available in 50 states. Despite these indications and recommendations, there can be no assurance that reimbursement will continue to be available to providers in the hospital outpatient environment or that transurethral microwave therapy will receive positive coverage decisions for use in the physician's office.

     With the recent changes and proposed changes in the reimbursement rate and site of care for which Medicare will reimburse the Company's products, the Company is in a period of transition. The Company's strategy will be to continue to support its hospital-based customers while making the preparations necessary to service and accelerate the volume of business in the urologists' office. In both settings, the Company will continue to focus its marketing and sales efforts on patient awareness and physician advocacy of the Targis treatment.

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

Patents and Proprietary Rights

     The Company aggressively pursues protection of its intellectual property and has been issued a number of United States and foreign patents. The Company also has patent applications pending in the United States and in a number of foreign jurisdictions and intends to file additional patent applications in the future.

     Several of the United States patents issued to the Company claim methods and devices, which the Company believes, are critical to providing a safe and efficacious treatment for BPH. The claims under these patents relate to devices and methods for preferentially limiting the amount of microwave energy directed toward the rectum. Because cell death is a function of time and temperature and because the rectum is in close proximity to the prostate, the Company believes preferential heating is critical to enable continuous delivery of energy to achieve an adequate zone of necrosis to durably treat BPH while not endangering the rectum.

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

Competition

     Competition in the market for BPH treatments is intense and is expected to increase. The Company believes that its principal competition will come from both surgical and non-surgical therapies. Surgical therapies include TURP, Transurethral Incision of the Prostate (known as TUIP) or alternative surgical procedures for vaporization of the prostate tissue using laser or radio frequency energy. Non-surgical alternatives include drug therapy and emerging less invasive technologies.

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

Government Regulation

     Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of the Company's products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions that vary from country to country.

     Medical devices intended for human use in the United States are classified into one of three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either class I (general controls), class II (performance standards) or class III (pre-market approval or "PMA") depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device. Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA also apply to medical devices.

     The FDA approved the PMA for the Targis System in August 1997. On several occasions subsequent to August 1997, the FDA approved expanded claims for the Targis System. The FDA made the Targis System a restricted device that means that its labeling specifies requirements for the training of physicians who may use the device and that the FDA has greater control over advertising for the Targis System.

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

     The process of obtaining FDA and other required regulatory clearances or approvals is lengthy and expensive. There can be no assurance that the Company will be able to obtain or maintain the necessary clearances or approvals for clinical testing or for manufacturing or marketing of its products. Failure to comply with applicable regulatory approvals can, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, governmental regulation may be established which could prevent, delay, modify or rescind regulatory clearance or approval of the Company's products.

Product Liability and Insurance

     The business of the Company entails the risk of product liability claims. Any such claims could have an adverse impact on the Company. The Company maintains product liability insurance with coverage of $1.0 million per occurrence and an annual aggregate maximum of $2.0 million. The Company also carries a $15.0 million umbrella insurance policy. The Company evaluates its insurance requirements on an ongoing basis. There can be no assurance that product liability claims will be covered by such insurance, will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms, or at all. Any successful product liability claim may prevent the Company from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability insurance may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage could prevent or inhibit the marketing and sale of our products. A product liability claim could result in a recall of the product by the FDA and could have a material adverse effect on the Company's reputation, business, financial condition and results of operations.

Employees

     As of September 8, 2000, the Company employed 72 individuals on a full-time basis. The Company also has several part-time employees and consultants. The Company believes that it has been successful in attracting experienced and capable personnel, although there can be no assurance that the Company will continue to attract and retain qualified personnel. None of the Company's employees is covered under a collective bargaining agreement. The Company considers relations with its employees to be good.

Backlog

     Although the Company has received orders for future delivery of its products, the Company did not have a significant backlog at September 8, 2000.

Cautionary Statements Regarding Future Operations

     Uncertainty of Market Acceptance

     The Targis procedure represents a new therapy for BPH, and there can be no assurance that the Targis System will gain any significant degree of market acceptance among physicians, health care payors or patients. Physicians may elect not to perform the procedure. Health care payor acceptance of the Targis procedure will require, among other things, evidence of the cost effectiveness of the Targis procedure as compared to other BPH therapies. Patient acceptance of the procedure will depend in part on physician recommendations, as well as other factors, including the degree of invasiveness, the rate and severity of complications and other side effects associated with the procedure, as compared to other therapies and the ability to educate patients of their treatment choices. If the Targis procedure is not accepted by physicians, patients or payors the Company's sales may be negatively impacted.

     Dependence on Third-Party Reimbursement

     In the United States, health care providers, such as hospitals and physicians generally rely on third-party payers, principally Federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures. The Company's success will be largely dependent upon the extent to which satisfactory reimbursement for the Targis procedure can be obtained. Third-party reimbursement is dependent upon decisions by the Health Care Financing Administration ("HCFA") and contract Medicare carriers for Medicare, individual managed care organizations, private insurers, foreign governmental health programs and other payors of healthcare cost. Any failure to receive or maintain favorable coding, coverage and reimbursement determinations for the Targis System by these organizations could discourage physicians from using the Targis System. The Company may be unable to sell its products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement.

     The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect the Company's future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on healthcare reform including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Additionally, third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may also result in lower prices for or rejection of the Company's products. The cost containment measures that healthcare payors and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available and could materially adversely affect the Company's revenues and ability to operate profitably.

     Competition

     There is intense competition in the market for BPH treatments. The Company's competitors may be significantly larger than and have greater financial, technical, research, marketing, sales, distribution and other resources than the Company. The Company anticipates there will be intense price competition for products developed and competitors may develop or market technologies and products, including drug-based treatments, that are more effective or commercially attractive. Competitors may succeed in obtaining regulatory approval, and introducing or commercializing products that could have a significant negative effect on the Company's financial condition or ability to operate in a profitable manner. The medical device industry generally, and the urological disease treatment market in particular, are characterized by rapid technological change, changing customer needs, and frequent new product introductions. The Company's future success will depend upon the ability to develop and introduce new cost-effective products in a timely manner.

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

     Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk

     Urologix purchases components used in the Targis System from various suppliers and relies on single sources for several components. Delays associated with any future component shortages, particularly as the Company scales up its manufacturing activities in support of increased commercial sales, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has limited experience in manufacturing its products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by FDA, including record keeping requirements and reporting of adverse experience with the use of the device. The Company's manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and foreign regulatory agencies. The Company requires that its key suppliers comply with international standards for production of medical devices, and assures through detailed, in-depth audits, that the Company's suppliers meet both recognized standards and the Company's own stringent quality standards. The failure of the Company or its suppliers to comply with regulatory requirements could have a material adverse effect on the Company's business. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business.

     Dependence on Third-Party Distributors for International Sales

     To date, a majority of the Company's revenues outside the United States have been derived from sales of its Targis System through third-party distributors. Boston Scientific has distribution rights for the Targis System in most of the European countries, and Nihon Kohden has exclusive distribution rights in Japan. Although the Company intends to work with these distributors to improve the Company's international sales, the Company expects only slight growth in international sales in fiscal 2001. The failure to effectively market the Company's Targis System in the international markets could have an adverse effect on the Company's ability to achieve penetration of these markets and establish long-term acceptance of the Targis System.

     Contract Manufacturing; Dependence Upon Key Suppliers

     The control unit for the Targis System is assembled by a third party manufacturer pursuant to a supply agreement with the Company. If, for any reason, the third party manufacturer is unable or unwilling to manufacture the control unit for the Company in the future, the Company could incur significant delays in obtaining a substitute contract manufacturer. In addition, the Company purchases additional components used in the Targis System from various suppliers and relies on single sources for several components. One such component is obtained from a source that has a patent for the technology. Delays could be caused if supply of this component or other components were interrupted. These delays could be extended in certain situations where a substitute contract manufacturer or a component substitution would require approval by the FDA of a PMA supplement.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
------------------------------------------------------------------------------
          MATTERS
          -------

     The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol ULGX. The following table sets forth quarterly high and low last sale prices of the Company's Common Stock for the past two years.

                                        Quarter
Fiscal Year                  First       Second        Third       Fourth
-----------                  --------------------------------------------

2000            High         $4.00        $6.13        $10.44       $6.88
                Low           2.38         2.88          4.00        3.81
1999            High          8.94         6.00          5.00        3.69
                Low           4.50         3.50          3.00        2.25

On September 8, 2000, the Company had 274 shareholders of record. The Company has never paid cash dividends on its Common Stock. The Board of Directors of the Company currently intends to retain any and all income for use in the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

                                                                             Years Ended June 30
------------------------------------------------------------------------------------------------------------------
                                                             2000        1999        1998       1997        1996
------------------------------------------------------------------------------------------------------------------
Statements of Operations Data:                                       (in thousands, except per share data)

Sales                                                      $   8,163    $  6,110    $ 11,194   $  5,504   $    362
Cost of goods sold                                             4,356       5,910       9,162      4,866      1,177
                                                           -------------------------------------------------------
   Gross profit (loss)                                         3,807         200       2,032        638       (815)

Costs and Expenses:
   Research and development                                    3,614       5,106       6,676      5,049      4,811
   Sales and marketing                                         6,659       6,838       6,765      3,430      1,007
   General and administrative                                  2,108       4,018       2,284      2,226      1,192
                                                           -------------------------------------------------------
Total costs and expenses                                      12,381      15,962      15,725     10,705      7,010
                                                           -------------------------------------------------------
Operating loss                                                (8,574)    (15,762)    (13,693)   (10,067)    (7,825)
Interest income, net                                           1,477       1,746       2,056      1,833        232
Litigation settlement expense                                      -           -      (3,376)         -          -
                                                           -------------------------------------------------------
Net loss                                                   $  (7,097)   $(14,016)   $(15,013)  $ (8,234)  $ (7,593)
                                                           =======================================================

Basic and Diluted:
Net loss per common share                                  $   (0.62)   $  (1.24)   $  (1.44)  $  (0.90)  $  (1.22)
Shares used in computing net
   loss per share                                             11,514      11,346      10,429      9,173      6,235

                                                                                   June 30,
------------------------------------------------------------------------------------------------------------------
                                                             2000        1999        1998       1997        1996
------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:                                                           (in thousands)
Cash, cash equivalents and
  available-for-sale securities                            $  23,598    $ 28,036    $ 36,500   $ 26,101   $ 40,844
Working capital                                               23,132      28,803      41,375     27,013     39,940
Total assets                                                  31,956      38,988      53,489     35,582     42,368
Total liabilities                                              3,186       3,521       4,152      3,185      1,780
Accumulated deficit                                          (62,894)    (55,796)    (41,780)   (26,767)   (18,534)
Total shareholders' equity                                 $  28,770    $ 35,467    $ 49,337   $ 32,397   $ 40,588

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview

     Urologix develops, manufactures, and markets a minimally invasive medical device for the treatment of benign prostatic hyperplasia ("BPH"), commonly known as "enlarged prostate". BPH dramatically affects the quality of life of millions of men by causing adverse changes in urinary voiding patterns. Urologix' Targis System has been approved for marketing in the United States, the 15 European Union countries, Japan and Canada.

     The Targis procedure is a non-surgical, catheter-based treatment that uses a proprietary microwave technology to precisely heat diseased areas of the prostate, while simultaneously cooling and protecting the pain-sensitive urethral tissue. Because the urethra is protected from heat and is not punctured or penetrated, Targis treatment can be performed without anesthesia or intravenous sedation. Accordingly, Targis treatment is uniquely positioned to be performed in a physician's office or an outpatient clinic. The Company believes Targis treatment provides an efficacious, safe and cost effective solution for BPH that provides results superior to medication without the complications and side effects inherent in surgical procedures, and as such, is well positioned to address the needs of physicians, patients and payors.

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



Results of Operations

     Fiscal Years Ended June 30, 2000 and 1999

     Sales increased to $8.2 million in fiscal 2000 from $6.1 million in fiscal 1999, due primarily to increased sales of Targis System procedure kits in the United States. U.S. sales grew to $7.9 million in fiscal 2000 from $5.6 million in 1999, while international sales decreased to $300,000 in fiscal 2000 from $500,000 in 1999. The increase in U.S. procedure kits sales is primarily the result of the "per procedure" sales and marketing business model that was implemented in March of 1999. Under the per procedure fee program, customers pay a fee for the use of a Targis System control unit and treatment catheter, reducing the need for an upfront capital equipment purchase. The Company will continue to offer this program in fiscal 2001. As expected, international sales decreased in fiscal 2000 due to existing inventories of the Company's products held by the Company's international distributors.

     Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of the Targis System control units and disposable procedure kits. Cost of goods sold decreased to $4.4 million in fiscal 2000 compared to $5.9 million in fiscal 1999. Cost of goods sold was adversely affected by two events in fiscal 1999. First, as a result of a downward revision to forecasted sales, the Company established a reserve of $1.3 million for excess inventory. Second, the Company operated under a reduced production schedule, as production was transitioned to a new catheter design, resulting in the allocation of overhead over a lower production volume. Gross profit as a percentage of sales increased to 47% in fiscal 2000 from 3% in the prior fiscal year due primarily to improved manufacturing efficiency, decreased product cost, and the impact of the two events noted above.

     Research and development expenses include expenditures for product development, regulatory compliance, and clinical studies. Clinical study costs consist largely of payments to clinical sites and investigators, product for clinical studies, and costs associated with monitoring clinical studies. Research and development expenses decreased to $3.6 million in fiscal 2000 from $5.1 million in fiscal 1999, due primarily to reductions in staffing, lower clinical study expenses, and lower product development expenses. Research and development expenses are expected to remain at approximately the same levels in fiscal 2001 as the Company focuses on improving the function and features of the Targis system, reducing the production cost of the Targis System components, and investigating other applications for its technology.

     Sales and marketing expenses decreased slightly in fiscal 2000 to $6.7 million, from $6.8 million in fiscal 1999. The decrease was primarily the result of reductions in international sales and marketing expenses which were offset by increased investment in U.S. sales and marketing efforts. The Company expects sales and marketing expenses to increase as the Company hires additional direct sales representatives and intensifies its efforts to generate awareness and acceptance of the Targis treatment.

     General and administrative expenses decreased to $2.1 million in fiscal 2000 from $4.0 million in fiscal 1999. General and administrative expenses for fiscal 1999 include a $1.6 million charge incurred in connection with the operational realignment. Excluding the impact of $1.6 million charge, general and administrative expenses decreased due to reductions in staffing and other administrative expenses.

     Interest income decreased to $1.5 million for fiscal 2000 from $1.7 million in fiscal 1999. Interest income decreased due primarily to lower cash and investment balances.

     Fiscal Years Ended June 30, 1999 and 1998

     Sales decreased to $6.1 million in fiscal 1999 from $11.2 million in fiscal 1998 due to a decrease in international sales. Sales in the United States represented approximately 92% of revenue in fiscal 1999, compared to 27% of revenue in fiscal 1998, representing growth in United States sales of 87% from fiscal 1998 to fiscal 1999.

     Cost of goods sold decreased to $5.9 million in fiscal 1999 compared to $9.2 million in fiscal 1998. The decrease in cost of goods sold was attributable primarily to decreases in sales volume. Cost of goods sold in fiscal 1999 included a $1.3 million reserve for excess inventory, while fiscal 1998 cost of goods sold included a $700,000 inventory write down related to a bad component. Gross profit as a percentage of sales decreased to 3% in fiscal 1999 from 18% in 1998, primarily as a result of the excess inventory write-down and allocation of overhead over lower production volume.

     Research and development expenses decreased to $5.1 million in fiscal 1999 from $6.7 million in fiscal 1998, due primarily to the conclusion of several clinical studies and lower regulatory expenses.

     Sales and marketing expenses for fiscal 1999 were $6.8 million, which was consistent with fiscal 1998. Additional sales and marketing costs incurred in 1999, including fees paid to Boston Scientific in connection with the domestic co-marketing agreement, were offset by payments received from Boston Scientific for international market development services provided by Urologix. These payments were recorded as a reduction to sales and marketing expense. Sales and marketing expenses were primarily related to sales and marketing personnel, recruitment of field sales representatives, advertising and promotion, and efforts related to obtaining third-party reimbursement for the Targis

System.

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



Liquidity and Capital Resources

     The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of the Targis System. As of June 30, 2000, the Company had total cash, cash equivalents and available-for-sale securities of $23.6 million and working capital of $23.1 million.

     During fiscal 2000, the Company used $4.3 million in operating activities, primarily as a result of the Company's net loss of $7.1 million, which was partially offset by depreciation and amortization of $1.5 million and a decrease in inventories of $1.0 million. The Company generated $3.7 million in investing activities, primarily reflecting the net sale of $4.2 million in investment securities less purchases of $500,000 of property and equipment. The Company completed a secondary offering in November 1997 that raised net proceeds of $31.5 million.

     In January of 2000, the Company amended the International Distribution Agreement with Boston Scientific Corporation. Under the amended agreement, Boston Scientific will compensate the Company for market development services by shipping and transferring title of a defined number of Targis System control units held in Boston Scientific's inventory to the Company. The Company intends to use these control units as part of its per procedure rental program.

     At June 30, 2000, the Company did not have any significant purchase commitments.

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

Interest Rate Risk

     The fair value of the Company's investment portfolio at June 30, 2000 approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

     Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

Year 2000 Issue

     The Company's computer systems and equipment successfully transitioned to the year 2000 with no significant issues. As of this date, the Company is not aware of any problems resulting from Year 2000 issues, either with its products, internal systems, or the products and services of third parties, that would have a material impact on the future operations or financial results of the Company. The Company will continue to monitor its critical computer applications and those of its customers, suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. The Company did not incur any material expenditures in connection with its Year 2000 testing and remediation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     Information with respect to Disclosures about Market Risk is contained in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations- Interest Rate Risk" under Item 7 of this Report of Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The following financial statements are included in the Form 10-K.

                                                                                                            Page
                                                                                                            ----
     Report of Independent Public Accountants............................................................   22
     Balance Sheets as of June 30, 2000 and 1999.........................................................   23
     Statements of Operations for years ended June 30, 2000, 1999 and 1998...............................   24
     Statements of Shareholders' Equity and Comprehensive Income (Loss) for years ended June 30, 2000,
      1999 and 1998......................................................................................   25
     Statements of Cash Flows for years ended June 30, 2000, 1999 and 1998...............................   26
     Notes to Financial Statements.......................................................................   27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To Urologix, Inc.:


  We have audited the accompanying balance sheets of Urologix, Inc. (a Minnesota corporation) as of June 30, 2000 and 1999, and the related statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

  ARTHUR ANDERSEN LLP

  Minneapolis, Minnesota
  August 7, 2000

                                UROLOGIX, INC.
                                Balance Sheets
                                 As of June 30

                                                                                       2000                   1999
                                                                                  -------------         -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $    458,707          $    657,596
  Available-for-sale securities                                                     23,138,875            27,378,692
  Accounts receivable, net of allowance of $285,000 and $171,000                     1,027,494             1,260,810
  Inventories                                                                        1,454,000             2,436,418
  Prepaids and other current assets                                                    237,978               588,355
                                                                                  ------------          ------------
              Total current assets                                                  26,317,054            32,321,871
                                                                                  ------------          ------------
PROPERTY AND EQUIPMENT:
   Leasehold improvements                                                              742,923               742,923
   Machinery, equipment and furniture                                                4,516,460             4,029,743
   Less- Accumulated depreciation and amortization                                  (3,580,850)           (2,521,479)
                                                                                  ------------          ------------
              Property and equipment, net                                            1,678,533             2,251,187

OTHER ASSETS                                                                         3,960,266             4,414,974
                                                                                  ------------          ------------
                                                                                  $ 31,955,853          $ 38,988,032
                                                                                  ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of capitalized lease obligations                            $          -          $      8,924
   Accounts payable                                                                  1,083,697               836,999
   Accrued liabilities                                                               2,101,783             2,672,743
                                                                                  ------------          ------------
              Total current liabilities                                              3,185,480             3,518,666
                                                                                  ------------          ------------

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                       -                 2,723
                                                                                  ------------          ------------
              Total liabilities                                                      3,185,480             3,521,389
                                                                                  ------------          ------------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
  Undesignated stock, 4,750,000 shares authorized; none issued or
    outstanding                                                                              -                     -
  Series A Junior Participating Preferred Stock, 250,000 shares
     authorized; none issued or outstanding                                                  -                     -
  Common stock, $.01 par value, 25,000,000 shares authorized;
     11,607,624 and 11,428,937 shares issued and outstanding                           116,076               114,289
  Additional paid-in capital                                                        91,582,753            91,149,858
  Accumulated deficit                                                              (62,893,684)          (55,796,123)
  Accumulated other comprehensive loss                                                 (34,772)               (1,381)
                                                                                  ------------          ------------
              Total shareholders' equity                                            28,770,373            35,466,643
                                                                                  ------------          ------------
                                                                                  $ 31,955,853          $ 38,988,032
                                                                                  ============          ============

 The accompanying notes to financial statements are an integral part of these balance sheets.

                                UROLOGIX, INC.
                           Statements of Operations


                                                                                     For the Years Ended June 30
                                                                         ---------------------------------------------------
                                                                              2000                1999              1998
                                                                         ------------         ------------      ------------
SALES                                                                    $ 8,163,249          $  6,109,890      $ 11,194,212

COST OF GOODS SOLD                                                         4,356,563             5,909,826         9,161,708
                                                                         -----------          ------------      ------------
     Gross profit                                                          3,806,686               200,064         2,032,504
                                                                         -----------          ------------      ------------
COSTS AND EXPENSES:
     Research and development                                              3,614,199             5,106,379         6,676,716
     Sales and marketing                                                   6,659,296             6,837,544         6,764,832
     General and administrative                                            2,107,950             4,018,339         2,283,817
                                                                         -----------          ------------      ------------
            Total costs and expenses                                      12,381,445            15,962,262        15,725,365
                                                                         -----------          ------------      ------------
OPERATING LOSS                                                            (8,574,759)          (15,762,198)      (13,692,861)

INTEREST INCOME, net                                                       1,477,198             1,746,428         2,056,014
LITIGATION SETTLEMENT EXPENSE (Note 6)                                             -                     -        (3,376,144)
                                                                         -----------          ------------      ------------
NET LOSS                                                                 $(7,097,561)         $(14,015,770)     $(15,012,991)
                                                                         ===========          ============      ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                              $     (0.62)         $      (1.24)     $      (1.44)
                                                                         ===========          ============      ============
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING (Note 2)                                   11,513,878            11,346,148        10,428,520
                                                                         ===========          ============      ============

 The accompanying notes to financial statements are an integral part of these statements.

                                UROLOGIX, INC.
      Statements of Shareholders' Equity and Comprehensive Income (Loss)

                                                                                              Accumulated
                                                                  Additional                     Other          Total
                                              Common Stock          Paid-In    Accumulated   Comprehensive   Shareholders'
                                       -----------------------
                                         Shares        Amount       Capital      Deficit     Income (Loss)      Equity
                                       -----------------------------------------------------------------------------------
BALANCE, June 30, 1997                   9,256,594    $ 92,566    $59,131,097  $(26,767,362)  $   (59,258)   $  32,397,043
  Change in unrealized losses
    on investment                                -           -              -             -        47,750           47,750
  Net loss                                       -           -              -   (15,012,991)            -      (15,012,991)
                                                                                                                ----------
  Comprehensive loss                             -           -              -             -             -      (14,965,241)
  Stock options exercised                  240,562       2,406        198,142             -             -          200,548
  Shares issued through
    public offering, net                 1,725,000      17,250     31,509,851             -             -       31,527,101
  Shares issued pursuit to
    employee stock purchase plan            17,736         177        177,276             -             -          177,453
                                       -----------------------------------------------------------------------------------
BALANCE, June 30, 1998                  11,239,892     112,399     91,016,366   (41,780,353)      (11,508)      49,336,904
  Change in unrealized losses                                                                           -
    on investment                                -           -              -             -        10,127           10,127
  Net loss                                       -           -                  (14,015,770)            -      (14,015,770)
                                                                                                                ----------
  Comprehensive loss                             -           -                            -             -      (14,005,643)
  Stock options exercised                  159,224       1,592         68,986             -             -           70,578
  Stock awards net of related
    amortization                            29,821         298         64,506             -             -           64,804
                                       -----------------------------------------------------------------------------------
Balance, June 30, 1999                  11,428,937    $114,289    $91,149,858  $(55,796,123)  $    (1,381)   $  35,466,643
  Change in unrealized losses
    on investment                                -           -              -             -       (33,391)         (33,391)
  Net loss                                       -           -              -    (7,097,561)            -       (7,097,561)
                                                                                                                 ---------
  Comprehensive loss                             -           -              -             -             -       (7,130,952)
  Stock options exercised                  146,784       1,468        312,423             -             -          313,891
  Stock awards net of related               31,903         319        120,472             -             -          120,791
    amortization
                                       -----------------------------------------------------------------------------------
Balance, June 30, 2000                  11,607,624    $116,076    $91,582,753  $(62,893,684)  $   (34,772)   $  28,770,373
                                       ===================================================================================

 The accompanying notes to financial statements are an integral part of these statements.

                                UROLOGIX, INC.
                           Statements of Cash Flows

                                                                                              For the Years Ended June 30
                                                                                     ----------------------------------------------
                                                                                         2000            1999             1998
                                                                                     --------------  -------------   --------------
OPERATING ACTIVITIES:
  Net loss                                                                            $  (7,097,561)  $(14,015,770)   $ (15,012,991)
  Adjustments to reconcile net loss to net cash used for operating activities-
     Depreciation and amortization                                                        1,514,079      1,469,355        1,619,940
     Loss on disposal of assets                                                                   -        773,191                -
     Change in operating items:
        Accounts receivable                                                                 233,316      2,752,723       (2,194,522)
        Inventories                                                                         982,418      1,877,477       (2,740,539)
        Prepaids and other assets                                                           350,377        155,609           29,278
        Accounts payable and accrued liabilities                                           (324,262)      (605,104)         987,058
                                                                                     --------------  -------------   --------------
          Net cash used for operating activities                                         (4,341,633)    (7,592,519)     (17,311,776)
                                                                                     --------------  -------------   --------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                      (486,717)      (990,867)      (2,222,112)
  Purchase of securities                                                                (55,619,682)   (37,535,450)     (57,164,738)
  Proceeds from sale of securities                                                       59,826,108     45,783,611       47,421,001
  Purchase of intangible assets, net                                                              -              -       (2,000,000)
                                                                                     --------------  -------------   --------------
          Net cash provided by (used for) investing activities                            3,719,709      7,257,294      (13,965,849)
                                                                                     --------------  -------------   --------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                               434,682        135,382       31,905,102
  Payments made on capital lease obligations                                                (11,647)       (25,362)         (20,247)
                                                                                     --------------  -------------   --------------
          Net cash provided by financing activities                                         423,035        110,020       31,884,855
                                                                                     --------------  -------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                           (198,889)      (225,205)         607,230

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                         657,596        882,801          275,571
                                                                                     --------------  -------------   --------------
  End of year                                                                         $     458,707   $    657,596    $     882,801
                                                                                     ==============  =============   ==============

Supplemental Cash Flow Disclosures:
  Cash paid for interest:                                                             $         856   $      3,346    $       5,863
                                                                                     ==============  =============   ==============

 The accompanying notes to financial statements are an integral part of these statements.

                                UROLOGIX, INC.
                         Notes to Financial Statements


1.   Nature of Business:

Description of Operating Activities
Urologix, Inc. (Urologix or the Company) was organized to research, develop, manufacture and market innovative devices for the treatment of benign prostatic hyperplasia (BPH) and other urological disorders. Prior to fiscal 1997, the Company was a development stage enterprise, having devoted substantially all of its efforts to proprietary product development and selling the Targis System to international distributors. These efforts also included raising capital, performing clinical trials and developing commercial markets. The Company received regulatory approvals necessary to market the Targis System in the European Union Countries, Japan and Canada in fiscal 1997, and in August 1997, received United States Food and Drug Administration approval to market the Targis System in the United States.

Although the Company began actively selling its products in 1997 and no longer considers itself to be in the development stage, it has not operated profitably to date and there are no assurances that it will operate profitably in the future.


2.   Significant Accounting Policies:

Cash and Cash Equivalents
The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Available-for-Sale Securities
The Company invests in money market funds and U.S. government and investment-grade corporate securities with original maturities ranging from 91 days to two years. These investments are considered to be available-for-sale and are stated at market value, with the resulting unrealized gains or losses reported as a component of comprehensive loss in the statement of shareholders' equity.

Revenue Recognition
Revenue from product sales is recognized at the time of shipment, net of estimated returns, which are also provided for at the time of shipment.
Deferred revenue for warranty service contracts are recognized over the contract period. Revenue from equipment rental through the Company's per procedure fee program is recognized at the time of equipment use.

Inventories
Inventories are stated at the lower of first-in, first-out cost or market and consist of:

                                                 June 30
                                      -----------------------------
                                          2000            1999
                                          ----            ----

               Raw materials          $  443,500      $  783,091
               Work-in-process           210,006       1,180,443
               Finished goods            800,494         472,884
                                      ----------      ----------
                                      $1,454,000      $2,436,418
                                      ==========      ==========

Recently Issued Accounting Standards
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. There will be no effect of initial adoption of SFAS No. 133 on the Company's financial position or results of operations.

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

Other Assets
Other assets consist primarily of license fees and prepaid royalties resulting from patent licensing agreements. The agreements require the Company to pay a royalty on sales of equipment. The license fees and amounts prepaid by the Company have been charged to expense as sales are recognized.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

Financial Instruments
The carrying amount of the Company's financial instruments, including cash, available-for-sale securities, accounts payable and accruals, approximates fair value as the majority of these instruments are short-term in nature.

3. Income Taxes:

A reconciliation of the Company's statutory tax rate to the effective rate for the years ended June 30 is as follows:

                                                                      2000       1999         1998
                                                                     -----      ------       ------
          Federal statutory rate                                      34%         34%          34%
          State taxes, net of federal tax benefit                      6           6            6
          Valuation allowance                                        (40)        (40)         (40)
                                                                      ----        ----         ----
                                                                       -%          -%           -%
                                                                      ====        ====         ====

As of June 30, 2000, the Company had net operating loss carryforwards of approximately $63,000,000 for federal income tax purposes that are available to offset future taxable income through the year 2015. Certain restrictions caused by the change in ownership resulting from sales of stock will limit annual utilization of the net operating loss carryforwards.

The components of the Company's deferred tax assets for the years ended June 30 is as follows:

                                                                        2000                1999               1998
                                                                   ------------        ------------       ------------
          Net operating loss carryforwards                         $ 25,204,000        $ 22,082,000       $ 16,762,000
          Temporary deductible differences                              715,000             720,000            228,000
          Valuation allowance                                       (25,919,000)        (22,802,000)       (16,990,000)
                                                                   ------------        ------------       ------------
                                                                   $          -        $          -       $          -
                                                                   ============        ============       ============

4. Operational Realignment and Other Charges

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

The charges described above were recorded in the quarter ended September 30, 1998. The elements of the total charge as of June 30, 2000 were as follows:

                                                                                                                Cash Outlays
                                                                                                       ---------------------------
                                Total Charges      Asset Write-down         Change in Estimate            Completed        Future
                                --------------------------------------------------------------------------------------------------
Inventories                       $1,300,000          $1,300,000                $       -                  $      -        $     -
Fixed assets                         722,000             722,000                        -                         -              -
Facility shut down                   548,000                   -                 (130,000)                  341,000         77,000
Employee severance                   309,000                   -                        -                   309,000              -
                                --------------------------------------------------------------------------------------------------
                                  $2,879,000          $2,022,000                $(130,000)                 $650,000        $77,000
                                ==================================================================================================

5. Shareholders' Equity:

Stock Options
The Company has a stock option plan (the 1991 Stock Option Plan) which provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of June 30, 2000, the Company has reserved 2,450,910 shares of common stock under this plan. As of June 30, 2000, 382,756 shares were available for future grants under this plan. Options expire seven to ten years from the date of grant and are subject to varying vesting schedules. Under the current terms of the Company's 1991 Stock Option Plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 5,000 shares of Common Stock at a price equal to fair market value on the date of grant. The options are immediately exercisable on the date of grant and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company. In May 1998 and October 1998, the Company repriced certain stock options previously granted to $8.81 and then to $3.65, the fair market value on the date of repricing.

Shares subject to option are summarized as follows:

                                                                                          Weighted
                                                                                           Average
                                                                          Stock           Exercise
                                                                         Options            Price
                                                                       ----------      -------------
Balance at June 30, 1997                                                 973,737            $ 5.47
   Options granted                                                       447,234             10.51
   Options canceled                                                     (159,635)             8.27
   Options exercised                                                    (240,562)             1.19
                                                                       ---------            ------
Balance at June 30, 1998                                               1,020,774              8.23
   Options granted                                                     1,359,421              3.69
   Options canceled                                                     (939,585)             8.64
   Options exercised                                                    (159,224)              .44
                                                                       ---------            ------
Balance at June 30, 1999                                               1,281,386              3.81
   Options granted                                                       891,826              3.31
   Options canceled                                                     (452,784)             3.69
   Options exercised                                                    (146,784)             2.14
                                                                       ---------            ------
Balance at June 30, 2000                                               1,573,644            $ 3.72
                                                                       =========            ======
Options exercisable at June 30, 20001999                                 443,001            $ 3.84
                                                                       =========            ======

The Company accounts for stock options under the provisions of Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the net loss and loss per share would have been increased to the following pro forma amounts:


                                         2000           1999           1998
                                     -----------   ------------   ------------

Net loss              As reported    $(7,097,561)  $(14,015,770)  $(15,012,991)
                      Pro forma       (9,321,107)   (15,850,908)   (16,942,225)

Net loss per share    As reported    $     (0.62)  $      (1.24)  $      (1.44)
 Pro forma                                 (0.81)         (1.40)         (1.63)


For purposes of calculating the above required disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 6.30%, 6.16% and 5.52%, no expected dividend yield, expected volatility of 69.27% in 2000, 70.83% in 1999, and 54.25% in 1998, and expected lives of seven years.

The weighted average fair value of options granted during 2000, 1999 and 1998 was $2.40, $2.62 and $10.51, respectively. Options outstanding at June 30, 2000, have an exercise price between $0.40 and $14.00, a weighted average exercise price of $3.72 and a weighted average remaining contractual life of 8.0 years.

1996 Employee Stock Purchase Plan
In 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Plan) and reserved 100,000 common shares for issuance under the Plan. Under the terms of the Plan, employees may purchase common shares at prices to be determined by the Company's board of directors, ranging from 85% to 100% of the shares' fair market value. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10% of the participant's base pay, as defined. As of June 30, 2000, 54,460 shares had been purchased under the Plan for gross proceeds of $253,497.

6.        Commitments and Contingencies:

Sales Commitments
The Company has signed agreements granting Boston Scientific Corporation and Nihon Kohden Corporation exclusive distribution rights of the Targis System in Japan and the majority of the European countries. Nihon Kohden Corporation has exclusive distribution rights for Japan, while Boston Scientific Corporation has a distribution agreement that covers the majority of the European countries. Under the agreement with Boston Scientific Corporation, Urologix has a commitment to provide market development services for the Targis System for which Urologix is compensated for these services by Boston Scientific.

Litigation
In May 1998, the Company entered into a settlement agreement resolving litigation with BSD Medical Corporation (BSD) and TherMatrx, Inc. (TherMatrx) regarding a dispute about a previous settlement agreement. Pursuant to the settlement agreement, the Company paid $5 million to BSD and TherMatrx and will maintain its non-exclusive license to certain patents owned by BSD and TherMatrx pertaining to transurethral insertable applicators and systems for the treatment of BPH and other urological conditions. Of the $5 million settlement amount, $2 million was included in other assets and is amortized against future sales, and the remaining $3 million plus related legal expenses were recorded as litigation settlement expense for the year ended June 30, 1998.

401(k) Plan
The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions of up to 15% of their compensation. Company matching contributions are discretionary, and none have been made to date.

Leases
The Company leases its facility and certain equipment under noncancelable operating leases which expire at various dates through fiscal 2003. Rent expense related to operating leases was approximately $280,400, $195,500, and $139,700 for the years ended June 30, 2000, 1999 and 1998, respectively. Future minimum lease commitments under noncancelable operating leases with initial remaining terms of one year or more are as follows as of June 30, 1999:

                                              Operating Leases
                                            --------------------
          Fiscal year:
             2001                                  $280,409
             2002                                   296,763
             2003                                   205,632
                                                   --------
                                                   $782,804
                                                   ========

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information required under this item is contained in the sections entitled "Executive Compensation and other Information," and "Employment Agreements" in the Company's 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)  Documents filed as part of this report.
     --------------------------------------
     (1)  Financial Statements.  The financial statements of the Company are
          --------------------
          listed at Item 8 of this Form 10-K.
     (2)  Financial Statement Schedules for years ended June 30, 2000, 1999 and
          ---------------------------------------------------------------------
          1998.  No schedules are required in connection with the filing of this
          ----
          Form 10-K.
     (3)  Exhibits
          --------
          3.1       Amended and Restated Articles of Incorporation. (1)
          3.2       Amended and Restated Bylaws of the Company. (1)
          3.3       Certificate of Designation, Preferences and Rights of Series
                    A Junior Participating Preferred Stock (2)
          4.1       Form of Rights Agreement dated January 14, 1997 between
                    Urologix, Inc. and Norwest Bank Minnesota, N.A. as Rights
                    Agent (2)
          10.1*     Urologix, Inc. 1991 Stock Option Plan (3)
          10.2*     Employment Agreement dated November 10, 1998 between the
                    Company and Michael M. Selzer, Jr. (4)
          10.2.1*   Restricted Stock Agreement between the Company and Michael
                    M. Selzer Jr. (3)
          10.2.2*   Stock Option Agreement between the Company and Michael M.
                    Selzer Jr. (3)
          10.3      Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including
                    Addendum to Lease Agreement dated April 5, 1995(1)
          10.4*     Agreement dated November 5, 1993 between the Company and Dr.
                    David C. Utz, including supplemental letter agreements dated
                    November 2, 1994 and July 31, 1995 (1)
          10.4.1*   Letter agreement dated August 4, 1999 between the Company
                    and Dr. David C. Utz
          10.5**    International Distribution Agreement made as of June 26,
                    1996 between the Company and Boston Scientific Corporation.
                    (5)
          10.5.1**  Amendment dated as of February 26, 1999 to the International
                    Distribution Agreement between the Company and Boston
                    Scientific Corporation. (5)
          10.5.2**  Modification dated as of December 31, 1999 to Amendment to
                    International Distribution Agreement between the Company and
                    Boston Scientific Corporation (6)
          10.6**    License Agreement dated August 7, 1996 between the Company and EDAP International, S.A. and Technomed Medical Systems,
                    S.A. (5)
          23.1      Consent of Arthur Andersen LLP
          27.1      Financial Data Schedule
     *    Indicates Compensation Plan
     ** Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2
     (1) Incorporated by reference from the Urologix, Inc. Registration Statement on Form S-1, File No. 333-3304.
     (2) Incorporated by reference from the Urologix, Inc. Registration Statement on Form 8A, File No. 000-2844, filed on January 16, 1997.
     (3) Incorporated by reference from Urologix, Inc. Registration Statement on Form S-8, File No. 333-84869.
     (4) Incorporated by reference from the Urologix, Inc. Form 10-K for the year ended June 30, 1999.
     (5) Incorporated by reference from the Urologix, Inc. Form 10-K for the year ended June 30, 1996.
     (6) Incorporated by reference from the Urologix, Inc. Form 10-Q for the quarter ended March 31, 2000.


(b)  Reports on Form 8-K. There were no reports on Form 8-K filed during the
     -------------------
     fourth quarter of the fiscal year ended June 30, 2000

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities indicated on September 15, 2000.

Signature                            Title
-----------------------------------------------------------

  /s/ Mitchell Dann                  Chairman of the Board
-------------------------------
Mitchell Dann

  /s/ Michael M. Selzer, Jr.         Director, President and
-------------------------------
Michael M. Selzer, Jr.               Chief Executive Officer

  /s/ Christopher R. Geyen           Vice President and Chief Financial Officer,
-------------------------------
Christopher R. Geyen                 Treasurer and Secretary


  /s/ Susan Bartlett Foote           Director
-------------------------------
Susan Bartlett Foote

  /s/ Robert I. Griffin              Director
-------------------------------
Robert I. Griffin

  /s/ Paul A. LaViolette             Director
-------------------------------
Paul A. LaViolette

  /s/ Richard D. Randall             Director
-------------------------------
Richard D. Randall

  /s/ David C. Utz                   Director
-------------------------------
David C. Utz, M.D.