Form 10-Q
period 2000-09-30
UROLOGIX INC
filed 2000-11-13
CIK 882873

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transaction period from ____________ to _______________

                         Commission File Number 0-28414

                                _______________

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

                                _______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]


As of November 1, 2000 the Company had outstanding 13,018,701 shares of common stock, $.01 par value.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                Urologix, Inc.
                           Condensed Balance Sheets
                (In thousands except share and per share data)

                                                            September 30, 2000           June 30, 2000
------------------------------------------------------------------------------------------------------
Assets                                                        (unaudited)                 (*)
Current assets:
   Cash and cash equivalents                                          $    231                $    459
   Available-for-sale securities                                        21,881                  23,139
   Accounts receivable, net                                                887                   1,027
   Inventories, net                                                      1,332                   1,454
   Prepaids and other current assets                                       836                     238
------------------------------------------------------------------------------------------------------
       Total current assets                                             25,167                  26,317
------------------------------------------------------------------------------------------------------
Property and equipment:
   Machinery, equipment and furniture                                    5,250                   5,259
   Less - accumulated depreciation                                      (3,719)                 (3,580)
------------------------------------------------------------------------------------------------------
       Property and equipment, net                                       1,531                   1,679
Other assets, net                                                        3,855                   3,960
------------------------------------------------------------------------------------------------------
                                                                      $ 30,553                $ 31,956
======================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                   $  1,473                $  1,084
   Accrued liabilities                                                   1,604                   2,102
------------------------------------------------------------------------------------------------------
       Total liabilities                                                 3,077                   3,186
------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
   Common stock, $.01 par value, 25,000,000 shares                         117                     116
     authorized; 11,552,073 and 11,428,937 shares issued
     and outstanding
   Additional paid-in capital                                           91,703                  91,583
   Accumulated deficit                                                 (64,354)                (62,894)
   Accumulated other comprehensive loss                                     10                     (35)
------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                       27,476                  28,770
------------------------------------------------------------------------------------------------------
                                                                      $ 30,553                $ 31,956
======================================================================================================

* The Balance Sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       The accompanying notes to financial statements are an integral part of these statements.

                                Urologix, Inc.
                      Condensed Statements of Operations
                   (In thousands, except for per share data)
                                  (Unaudited)


                                      Three Months Ended September 30,
                                      --------------------------------
                                              2000             1999
     -----------------------------------------------------------------
     Sales                                  $   1,935         $  1,910
     Cost of goods sold                           838            1,153
     -----------------------------------------------------------------
     Gross profit                               1,097              757
     -----------------------------------------------------------------

     Costs and expenses:
     Sales and marketing                        1,661            1,522
     Research and development                     639            1,059
     General and administrative                   633              581
     -----------------------------------------------------------------
     Total costs and expenses                   2,933            3,162
     -----------------------------------------------------------------

     Operating loss                            (1,836)          (2,405)
     Interest income, net                         376              374
     -----------------------------------------------------------------
     Net loss                               $  (1,460)        $ (2,031)
     =================================================================

     =================================================================
     Basic and diluted net loss per         $   (0.13)        $  (0.18)
     common share
     =================================================================

     Basic and diluted weighted
     average number of common shares
     outstanding                               11,637           11,478

     The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                            Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)


                                                                             Three Months Ended
                                                                               September 30,
                                                   --------------------------------------------------
                                                                      2000                       1999
-----------------------------------------------------------------------------------------------------
Operating Activities:
 Net loss                                                          ($1,460)                   ($2,031)
 Adjustments to reconcile net loss to net cash used
  for operating activities -
 Depreciation and amortization                                         244                        437
 Change in operating items:
  Accounts receivable                                                  140                        233
  Inventories                                                          122                        457
  Prepaids and other current assets                                   (598)                      (351)
  Accounts payable and accrued liabilities                            (109)                      (508)
-----------------------------------------------------------------------------------------------------
 Net cash used for operating activities                             (1,661)                    (1,763)
-----------------------------------------------------------------------------------------------------

Investing Activities:
 Proceeds from sale of property and equipment, net                       9                       (201)
 Proceeds from sale of securities                                    1,303                      1,928
-----------------------------------------------------------------------------------------------------
 Net cash provided by investing activities                           1,312                      1,727
-----------------------------------------------------------------------------------------------------

Financing Activities:
 Proceeds from exercise of stock options                               121                         60
-----------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                             121                         60
-----------------------------------------------------------------------------------------------------

Net increase (decrease) in Cash and Cash                              (228)                        24
 Equivalents
Cash and Cash Equivalents:
 Beginning of period                                                   459                        658
-----------------------------------------------------------------------------------------------------
 End of Period                                                  $      231                    $   682
-----------------------------------------------------------------------------------------------------

Supplemental cash flow disclosure:

Cash paid for interest                                          $        -                    $   436

The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                    Notes to Condensed Financial Statements
                               September 30, 2000
                                  (Unaudited)

1. Basis of presentation

     The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company" or "Urologix") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2000, the statements of operations for the three months ended September 30, 2000 and 1999, and the statements of cash flows for the three months ended September 30, 2000 and 1999, are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix' annual report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission.

     Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2. Basic and diluted net loss per share

     Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

3. Revenue recognition

     Revenue from product sales is recognized at the time of shipment, net of estimated returns, which are also provided for at the time of shipment. Deferred revenue for warranty service contracts is recognized over the contract period. Revenue from equipment rental through the Company's per procedure fee program is recognized at the time of equipment use.

4. Inventories

Inventories consisted of the following as of:

                                September 30, 2000          June 30, 2000
-------------------------------------------------------------------------
Raw materials                               $  430                 $  444
Work in process                                187                    210
Finished goods                                 715                    800
-------------------------------------------------------------------------
                                            $1,332                 $1,454
=========================================================================

                                 Urologix, Inc.
                    Notes to Condensed Financial Statements
                               September 30, 2000
                                  (Unaudited)

5. Comprehensive Loss

     Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. For the Company, comprehensive loss represents net loss adjusted for unrealized gains (losses) on available-for-sale securities.

                                                                  Three Months Ending September 30,
                                                                           2000         1999
----------------------------------------------------------------------------------------------------
Net loss                                                          $       (1,460)     $    (2,031)
Change in net unrealized gains (losses) on available-for-
sale securities                                                               45              (37)
----------------------------------------------------------------------------------------------------
Comprehensive loss                                                $       (1,415)          (2,068)
====================================================================================================

6. Subsequent Event

     On October 1, 2000, Urologix entered into and closed an Asset Purchase Agreement with EDAP TMS S.A., a French corporation, Technomed Medical Systems S.A., a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively "EDAP"). Under the terms of the Asset Purchase Agreement, Urologix acquired EDAP's Transurethral Microwave Thermotherapy (TDMT) product line, related patents and technologies (the "Acquired Assets"). Under the Asset Purchase Agreement and related documents, Urologix paid total consideration of $7,988,000 in cash, issued 1,365,000 shares of Urologix common stock and a five-year warrant to purchase 327,466 shares of Urologix common stock at a price of $7.725 per share. Urologix also agreed to assume approximately $1.5 million in lease obligations related to equipment located at customer sites and issued a promissory note to pay EDAP $575,000 on December 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the Urologix' financial condition and results of operations for the three months ended September 30, 2000 and 1999. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix' Annual Report on Form 10-K for the year ended June 30, 2000, which has been filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on the Company's current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing microwave thermotherapy procedures are able to obtain third-party reimbursement, changes in the reimbursement environment, market acceptance and the rate of adoption of microwave thermotherapy for the treatment of BPH by the medical community, the ability to integrate the recently acquired Prostatron product line into the Company's operations, the impact of competitive treatments, products and pricing, and the effectiveness of the Company's sales and marketing organization. The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report. A detailed discussion of risks and uncertainties may be found in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

OVERVIEW

     Urologix develops, manufactures, and markets minimally invasive products for the treatment of benign prostatic hyperplasia ("BPH"), commonly known as "enlarged prostate". BPH dramatically affects the quality of life of millions of men by causing adverse changes in urinary voiding patterns.

     Urologix' primary product is a non-surgical, catheter-based treatment that uses proprietary cooled Transurethral Microwave Thermotherapy ("TUMT") to heat diseased areas of the prostate, while simultaneously cooling and protecting the pain-sensitive urethral tissue. Because the urethra is protected from heat and is not punctured or penetrated, TUMT can be performed without anesthesia or intravenous sedation and, as a result, is uniquely positioned to be performed in a physician's office or an outpatient clinic. The Company believes TUMT provides an efficacious, safe and cost effective solution for BPH that provides results superior to medication without the complications and side effects inherent in surgical procedures, and as such, is well positioned to address the needs of physicians, patients and payors.

     The Company believes that third-party reimbursement will be essential to acceptance of the TUMT procedure, and that clinical efficacy, overall cost effectiveness and physician advocacy will be keys to obtaining such reimbursement. The Company estimates that 60% to 80% of patients who receive treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market acceptance of TUMT in the United
States.

     The rate of Medicare reimbursement for TUMT is dependent on the site of service. Through July 31, 2000, Medicare had reimbursed hospitals on a reasonable cost basis for each TUMT procedure performed. Under the reasonable cost basis of reimbursement, all reasonable costs the hospital incurred in conducting the procedures were reimbursed by Medicare.

     Effective August 1, 2000, the United States Health Care Finance Administration ("HCFA"), which administers Medicare, replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, with a new fixed rate or "prospective payment system". Under this new method of reimbursement, a hospital receives a fixed reimbursement for each TUMT procedure performed in its facility.

     On November 1, 2000, HCFA published Medicare payment rates for TUMT procedures performed in a physician's office. The change is a significant milestone for the Company, as it marks the first time patients will be covered directly by Medicare for in-office TUMT procedures. Reimbursement for office-based TUMT procedures is scheduled to be available beginning January 1, 2001.

     With the recent changes in reimbursement rates and site of care for which Medicare will reimburse TUMT procedures, Urologix is in a period of transition. The company will continue to support the hospital-based business while making the preparations necessary to service and accelerate the volume of business in urologists' offices. The Company's strategy will continue to focus on generating physician access to and awareness of TUMT while creating patient demand by providing education on the benefits of TUMT.

The Company will continue to market its products through a direct sales force in the United States and utilize a network of distributors internationally.

RESULTS OF OPERATIONS

     Sales for the three-month period ended September 30, 2000 were $1.9 million, consistent with sales during the same period in the prior fiscal year. U.S. sales of Targis System procedure kits increased 47% from the first quarter of the prior fiscal year, however, this increase was offset by decreased sales of Targis System control units. The increase in procedure kits sales is a result of the growth and acceptance of TUMT and success of Urologix' "per procedure" business model. The decrease in control unit sales was a result of uncertainties in the reimbursement environment during the first quarter.

     Cost of goods sold decreased to $838,000 during the three months ended September 30, 2000 compared to $1.2 million for the same period in fiscal 2000. Gross profit as a percentage of sales increased to 57% from 40% in the same period in the prior fiscal year due primarily to manufacturing process improvements and decreased raw material costs.

     Research and development expenses include expenditures for product development, regulatory compliance and clinical studies. Research and development expenses decreased to $639,000 for the first quarter of fiscal 2001 from $1.1 million in the same period of fiscal 2000. The reduction in research and development expenses resulted primarily from reductions in staffing and reduced clinical study expenses due to more focused product development investments.

     Sales and marketing expenses increased to $1.7 million for the three-month period ended September 30, 2000 from $1.5 million during the same period in the prior fiscal year driven by increased investment in advertising and promotion and the expansion of the Company's direct sales force. The Company expects sales and marketing expenses to continue to increase as the Company intensifies its efforts to generate awareness and acceptance of cooled microwave treatment.

     General and administrative expenses and net interest income for the three month period ended September 30, 2000 were $633,000 and $376,000 respectively, which was consistent with general and administrative expenses and net interest income from the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of the Targis System and Targis System procedure kits. As of September 30, 2000, the Company had total cash, cash equivalents and available-for-sale securities of $22.1 million and working capital of $22.1 million.

     During the three months ended September 30, 2000, the Company used $1.7 million in operating activities, primarily as a result of the Company's net loss. The Company generated $1.3 million in investing activities, primarily reflecting the sale of investment securities. The Company is financing its fiscal 2000 operating and investing activities primarily through funds received in a November 1997 secondary offering that raised net proceeds of $31.5 million.

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

     The Company expects to continue to incur additional losses and will use its working capital as it incurs substantial expenses related to marketing and research and development activities. In addition, the Company will continue to rent control units to customers on a per procedure basis. Depending on the growth of this program, the Company may use substantial capital to finance the units rented by customers.

     As discussed in Item 5 of this report, on October 1, 2000, the Company paid $7,988,000 in cash to EDAP TMS S.A. ("EDAP") in connection with the acquisition of EDAP's TUMT product line, related patents and technologies. This acquisition was funded through existing cash balances and the issuance of common stock and warrants to purchase common stock.

     The Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 24 months. However, there can be no assurance that the Company will not require additional financing in the future or that any additional financing will be available to the Company on satisfactory terms, if at all.

PART II - OTHER INFORMATION

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The fair value of the Company's investment portfolio at September 30, 2000 approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

     Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

ITEM 5.  OTHER INFORMATION

     On October 1, 2000, Urologix entered into and closed an Asset Purchase Agreement with EDAP TMS S.A., a French corporation, Technomed Medical Systems S.A., a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively "EDAP"). Under the terms of the Asset Purchase Agreement, Urologix acquired EDAP's Transurethral Microwave Thermotherapy (TUMT) product line, related patents and technologies (the "Acquired Assets"). Under the Asset Purchase Agreement and related documents, Urologix paid total consideration of $7,988,000 in cash, issued 1,365,000 shares of Urologix common stock and a five-year warrant to purchase 327,466 shares of Urologix common stock at a price of $7.725 per share. Urologix also agreed to assume approximately $1.5 million in lease obligations related to equipment located at customer sites and issued a promissory note to pay EDAP $575,000 on December 30, 2003.

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

Date November 10, 2000


Urologix, Inc.
--------------

(Registrant)


/s/ Michael M. Selzer, Jr.
--------------------------

Michael M. Selzer, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)


/s/ Christopher R. Geyen
------------------------

Christopher R. Geyen
Vice President and Chief Financial Officer
(Principal Financial Officer)