Form 10-Q
period 2000-12-31
UROLOGIX INC
filed 2001-02-13
CIK 882873

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

As of February 2, 2001 the Company had outstanding 13,072,568 shares of common stock, $.01 par value.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 Urologix, Inc.
                            Condensed Balance Sheets
                 (In thousands except share and per share data)

                                            December 31, 2000   June 30, 2000
------------------------------------------------------------------------------
Assets                                          (unaudited)          (*)
Current assets:
 Cash and cash equivalents                       $    158         $        459
 Available-for-sale securities                     13,081               23,139
 Accounts receivable, net                           2,061                1,027
 Inventories, net                                   2,213                1,454
 Prepaids and other current assets                    922                  238
------------------------------------------------------------------------------
     Total current assets                          18,435               26,317
------------------------------------------------------------------------------
Property and equipment:
 Machinery, equipment and furniture                 6,486                5,259
 Less - accumulated depreciation                   (3,873)              (3,580)
------------------------------------------------------------------------------
     Property and equipment, net                    2,613                1,679
Deposits and other assets                           3,085                3,960
Goodwill and other intangible assets, net          20,952                    -
------------------------------------------------------------------------------
                                                 $ 45,085         $     31,956
==============================================================================

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                $  1,239         $      1,084
 Accrued liabilities                                1,486                1,488
 Current portion of long-term lease obligation        379                    -
 Deferred income                                    2,509                  614
------------------------------------------------------------------------------
     Total current liabilities                      5,613                3,186
------------------------------------------------------------------------------
Long-term liabilities:
 Long-term debt                                       575                    -
 Long-term lease obligation                         1,084                    -
------------------------------------------------------------------------------
     Total long-term liabilities                    1,659                    -
------------------------------------------------------------------------------
Shareholders' equity
 Common stock, $.01 par value, 25,000,000 shares
  authorized; 13,028,631 and 11,428,937 shares
  issued and outstanding                              130                  116
 Additional paid-in capital                       103,638               91,583
 Accumulated deficit                              (65,961)             (62,894)
 Accumulated other comprehensive loss                   6                  (35)
------------------------------------------------------------------------------
     Total shareholders' equity                    37,813               28,770
------------------------------------------------------------------------------
                                                 $ 45,085         $     31,956
==============================================================================

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

                                 Urologix, Inc.
                       Condensed Statements of Operations
                   (In thousands, except for per share data)
                                  (Unaudited)

                                                       Three Months Ended December 31,             Six Months Ended December 31,
                                                 -----------------------------------------   ------------------------------------
                                                          2000                1999                     2000               1999
---------------------------------------------------------------------------------------------------------------------------------
Sales                                                $   3,202             $  1,921                $   5,137            $   3,832
Cost Of goods sold                                       1,205                1,112                    2,043                2,265
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                             1,997                  809                    3,094                1,567
---------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
Selling, general and administrative                      2,587                2,048                    4,881                4,151
Research and development                                   815                  932                    1,454                1,992
Amortization of intangible assets                          358                    -                      358                    -
---------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                 3,760                2,980                    6,693                6,143
---------------------------------------------------------------------------------------------------------------------------------

Operating loss                                          (1,763)              (2,171)                  (3,599)              (4,576)
Interest income, net                                       156                  358                      532                  732
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                             $  (1,607)            $ (1,813)               $  (3,067)           $  (3,844)
=================================================================================================================================
=================================================================================================================================
Basic and diluted net loss per
common share                                         $   (0.12)            $  (0.16)               $   (0.25)            $  (0.33)
=================================================================================================================================

Basic and diluted weighted average
number of common shares
outstanding                                             13,021               11,495                   12,325               11,485

  The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                       Condensed Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                                        Six Months Ended
                                                                          December 31,
                                                      -------------------------------------------------
                                                                     2000                        1999
-------------------------------------------------------------------------------------------------------
Operating Activities:
 Net loss                                                           ($3,067)                    ($3,844)
 Adjustments to reconcile net loss to net cash used
  for operating activities -
 Depreciation and amortization                                          777                         878
 Change in operating items:
  Accounts receivable                                                    22                          (1)
  Inventories                                                            91                       1,200
  Prepaids and other current assets                                   1,101                         (44)
  Accounts payable, accrued liabilities and deferred income          (1,307)                     (1,049)
-------------------------------------------------------------------------------------------------------
 Net cash used for operating activities                              (2,383)                     (2,860)
-------------------------------------------------------------------------------------------------------

Investing Activities:
 Purchases of property and equipment, net                              (513)                       (428)
 Proceeds from sale of securities, net                               10,098                       2,744
 Cash paid for acquisitions, net of cash acquired                    (7,578)                          -
-------------------------------------------------------------------------------------------------------
 Net cash provided by investing activities                            2,007                       2,316
-------------------------------------------------------------------------------------------------------

Financing Activities:
 Payments of long-term debt                                             (83)                          -
 Proceeds from exercise of stock options                                158                          98
-------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                               75                          98
-------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                              (301)                       (446)
Cash and Cash Equivalents:
 Beginning of period                                                    459                         658
-------------------------------------------------------------------------------------------------------
 End of Period                                                       $  158                      $  212
=======================================================================================================

  The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                    Notes to Condensed Financial Statements
                               December 31, 2000
                                  (Unaudited)
1. Basis of presentation

     The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company" or "Urologix") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2000, the statements of operations for the six months ended December 31, 2000 and 1999, and the statements of cash flows for the six months ended December 31, 2000 and 1999, are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix' annual report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission.

     Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2. Acquisition of certain assets from EDAP

     On October 1, 2000, Urologix purchased the Transurethral Microwave Thermotherapy (TUMT(R)) product line and related patents and technologies from EDAP TMS S.A., a French corporation, EDAP Technomed Medical Systems S.A., a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively "EDAP"). Urologix paid total consideration of $7,988,000 in cash, issued 1,365,000 shares of common stock and a five-year warrant to purchase 327,466 shares of Urologix common stock at a price of $7.725 per share. Urologix also agreed to assume approximately $1.5 million in lease obligations related to equipment located at customer sites and issued a promissory note to pay EDAP $575,000 plus accrued interest on December 30, 2003.

     The Company's acquisition of the TUMT product line was accounted for using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on the determination of the fair value of the assets purchased and liabilities assumed. Amounts assigned to intangible assets include $7.5 million for developed technologies, which will be amortized over 15 years, $2.3 million for purchased customer base, which will be amortized over 14 years, and $1.2 million for trademarks, which will be amortized over 15 years. The purchase price and related acquisition costs exceeded the preliminary values assigned to the net assets by approximately $10.2 million, which was allocated to goodwill and will be amortized over 15 years. The financial statements include the preliminary allocation of purchase price, pending final determination of certain acquired balances which are subject to adjustment when additional information concerning valuations is finalized.

                                Urologix, Inc.
                    Notes to Condensed Financial Statements
                               December 31, 2000
                                  (Unaudited)

     The acquisition was accounted for using the purchase method, accordingly the statements of operations do not include the operating results of the acquisition prior to October 1, 2000. The following unaudited pro forma condensed results of operations for the periods ended December 31, 2000 and 1999 have been prepared as if the transaction occurred on July 1, 2000 and 1999, respectively, (in thousands, except per share data):

                                            Six Months Ended December 31,
                                                 2000          1999
--------------------------------------------------------------------------
Revenues                                    $  7,899           $  6,821
Operating loss                                (5,731)            (7,356)
Net loss                                      (5,487)            (6,947)
Net loss per share                            ($0.42)            ($0.54)

     These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on July 1, 2000, or 1999, or of future results of operations.

3. Supplemental cash-flow information

     Selected cash payments and non-cash activities were as follows (in thousands):

                                              Six Months Ended December 31,
                                                       2000           1999
---------------------------------------------------------------------------
   Cash paid during the year for interest          $      87         $    1

   Non-cash investing activities:
         Equity capital issued for acquisition        11,911              -
   Details of acquisition:
         Fair value of assets acquired                25,376              -
         Liabilities assumed                          (4,902)             -
         Issuance of Debt                               (575)             -
         Stock issued                                (11,911)             -
---------------------------------------------------------------------------
         Cash paid                                     7,988              -
   Less cash acquired                                   (410)             -
---------------------------------------------------------------------------
   Net cash paid for acquisition                   $   7,578         $    -
---------------------------------------------------------------------------

4. Basic and diluted net loss per share

     Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

                                 Urologix, Inc.
                    Notes to Condensed Financial Statements
                               December 31, 2000
                                  (Unaudited)



5. Revenue recognition

     Revenue from product sales is recognized at the time of shipment, net of estimated returns, which are also provided for at the time of shipment. Deferred revenue for warranty service contracts is recognized over the contract period. Revenue from equipment rental through the Company's per procedure fee program is recognized at the time of equipment use.

6. Inventories

Inventories consisted of the following as of (in thousands):

                                          December 31, 2000     June 30, 2000
-----------------------------------------------------------------------------
Raw materials                            $             702      $         444
Work in process                                        289                210
Finished goods                                       1,222                800
-----------------------------------------------------------------------------
                                         $           2,213      $       1,454
=============================================================================

7. Deferred Income

Deferred income consisted of the following as of (in thousands):

                                          December 31, 2000     June 30, 2000
-----------------------------------------------------------------------------
Deferred royalty income                  $           1,906      $           -
Other deferred income                                  603                614
-----------------------------------------------------------------------------
                                         $           2,509      $         614
=============================================================================

     Deferred royalty income consists of a pre-paid non-exclusive license EDAP previously granted to a third party for the use of technologies acquired by the Company through the acquisition of EDAP's Transurethral Microwave Thermotherapy (TUMT(R)) product line. Deferred royalty income will be recognized based on sales in future years of products incorporating the licensed technologies. Deferred royalty income is recognized as the greater of amounts due based on actual sales or based on amortization of the license fee over the remaining license period.

     Other deferred income relates to prepayments made to the Company under an International Distribution agreement and on warranty service contracts. Deferred revenue for the International Distribution Agreement and the warranty service contracts is recognized over the contract period.

                                Urologix, Inc.
                    Notes to Condensed Financial Statements
                               December 31, 2000
                                  (Unaudited)

8. Long-Term Debt

   Long term debt consisted of the
   following as of (in thousands):

                                          December 31, 2000      June 30, 2000
------------------------------------------------------------------------------
   Long-term debt                         $             575      $          -
   Long-term lease obligation                         1,463                 -
                                          ------------------------------------
   Less current portion                                (379)                -
------------------------------------------------------------------------------
    Total long-term debt                  $           1,659      $          -
------------------------------------------------------------------------------

     The long-term lease obligation was acquired by the Company through the acquisition of EDAP's TUMT product line and will be repaid in 40 monthly installments of $53,643. The term debt is a $575,000 promissory note that was issued to EDAP at the time of the acquisition and accrues interest at an annual rate of 6.31%. Both the principal and accrued interest are due on December 30, 2003.

9. Comprehensive Loss

     Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. For the Company, comprehensive loss represents net loss adjusted for unrealized gains (losses) on available-for-sale securities.

(In thousands)                                    Six Months Ended December 31,
                                                      2000               1999
------------------------------------------------------------------------------
Net loss                                          $  (3,067)         $  (3,844)
Change in net unrealized gains (losses) on
 available-for-sale securities                           41                (39)
------------------------------------------------------------------------------
Comprehensive loss                                $  (3,026)         $  (3,883)
------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the Urologix' consolidated financial condition and results of operations for the three and six months ended December 31, 2000 and 1999. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix' Annual Report on Form 10-K for the year ended June 30, 2000, which has been filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on the Company's current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing microwave thermotherapy procedures are able to obtain third-party reimbursement, changes in the reimbursement environment, market acceptance and the rate of adoption of microwave thermotherapy for the treatment of BPH by the medical community, the ability of the Company's key suppliers to provide product, the ability to integrate the recently acquired Prostatron product line into the Company's operations, the impact of competitive treatments, products and pricing, and the effectiveness of the Company's sales and marketing organization. The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report. A detailed discussion of risks and uncertainties may be found in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

OVERVIEW

     Urologix, Inc., based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

     The Company has developed and offers non-surgical, anesthesia-free, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. Urologix markets its products under the Targis(TM) and Prostatron(R) names. Both systems utilize Cooled ThermoTherapy(TM), a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician's office or an outpatient clinic. The Company believes Cooled ThermoTherapy provides an efficacious, safe and cost effective solution for BPH that provides results superior to medication without the complications and side effects inherent in surgical procedures, and as such, is well positioned to address the needs of physicians, patients and payors.

     The Company believes that third-party reimbursement will be essential to acceptance of the Cooled ThermoTherapy procedure, and that clinical efficacy, overall cost effectiveness and physician advocacy will be keys to obtaining such reimbursement. The Company estimates that 60% to 80% of patients who receive treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market acceptance in the United States.

     The rate of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Through July 31, 2000, Medicare had reimbursed hospitals on a reasonable cost basis for each Cooled ThermoTherapy procedure performed. Under the reasonable cost basis of reimbursement, Medicare reimbursed all reasonable costs the hospital incurred in conducting the procedures. Effective August 1, 2000, the United States Health Care Finance Administration ("HCFA"), which administers

Medicare, replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, with a new fixed rate or "prospective payment system". Under this new method of reimbursement, a hospital receives a fixed reimbursement for each procedure performed in its facility.

     On November 1, 2000, HCFA published Medicare payment rates for Cooled ThermoTherapy procedures performed in a physician's office. The change is a significant milestone for the Company, as it marks the first time patients will be covered directly by Medicare for in-office procedures. Reimbursement for office-based Cooled ThermoTherapy procedures became available January 1, 2001.

     With the recent changes in reimbursement rates and site of care for which Medicare will reimburse procedures, Urologix is in a period of transition. The Company will continue to support the hospital-based business while making the preparations necessary to service and accelerate the volume of business in urologists' offices. The Company's strategy will continue to focus on generating physician access to and awareness of Cooled ThermoTherapy while creating patient demand by providing education on the benefits of the treatment.

     The Company will continue to market its products through a direct sales force in the United States and utilize a network of distributors internationally.

RESULTS OF OPERATIONS

     Sales increased to $3.2 million and $5.1 million for the three and six-month periods ended December 31, 2000, from $1.9 million and $3.8 million during the same periods in the prior fiscal year. The increase in sales in both periods is primarily attributable to sales of Prostatron products acquired from EDAP on October 1, 2000.

     Domestic sales for the three and six months ended December 31, 2000, increased 48% and 24% respectively from the same period in the prior fiscal year primarily as a result of a significant increase in sales of disposable procedure kits. The increased sales of disposable procedure kits in both periods is primarily attributable to the increased volume generated by the acquisition of the TUMT product line from EDAP and increased acceptance of Cooled ThermoTherapy. Strong growth in disposable sales was offset slightly by decreased equipment sales in the three and six months ended December 31, 2000 compared to the same period in the prior fiscal year. The decreased equipment sale is a result of the Company's continued use of "per procedure" rental programs to generate rapid acceptance and adoption of Cooled ThermoTherapy. The per procedure rental program is designed to allow hospitals or physicians to obtain easy access to Cooled ThermoTherapy for a period up to 90 days without having a large capital commitment. At the end of the 90-day trial period, the physician or hospital has the option to purchase the unit, extend the trial or transition to a mobile service provider.

     International sales for the three and six months ended December 31, 2000 increased 642% and 381% respectively from the same periods a year ago. The sales increases in both periods were primarily attributable to sales of Prostatron products acquired from EDAP.

     Cost of goods sold increased to $1.2 million during the three months ended December 31, 2000 compared to $1.1 million for the same period in fiscal 2000. This increase resulted from higher sales volume. Gross profit as a percentage of sales increased to 62% from 42% in the same period in the prior fiscal year due primarily to manufacturing process improvements, decreased raw-material costs, and the elimination of royalties previously paid to EDAP.

     Cost of goods sold decreased to $2.0 million from $2.3 million during the six months ended December 31, 2000, and 1999, respectively. Gross profit as a percentage of sales increased to 60% from 41% in the same period in the prior fiscal year due primarily to manufacturing efficiencies achieved through increased volume and process improvements, decreased raw-material costs, and the elimination of royalties previously paid to EDAP.

     Selling, general and administrative expenses increased to $2.6 million and $4.9 million from $2.0 million and $4.2 million for the three and six-month periods ended December 31, 2000, and 1999, respectively. The increased expenses are primarily attributable to the expansion of the Company's direct sales force, investments in customer training, advertising, and expenditures related to the integration of the acquired Prostatron products. The Company expects sales and marketing expenses to continue to increase as the Company intensifies its efforts to generate awareness and acceptance of Cooled ThermoTherapy.

     Research and development expenses include expenditures for product development, regulatory compliance and clinical studies. Research and development expenses decreased to $815,000 and $1.5 million for the three and six-month periods ended December 31, 2000, from $932,000 and $2.0 million during the same periods in the prior fiscal year. The decrease in research and development expenses has resulted from reductions in staffing and reduced clinical study expenses due to more focused product development investments.

     Amortization of intangible assets was $358,000 for the three and six-month periods ended December 31, 2000. The amortization of intangible assets is a result of the purchase of the Prostatron product line from EDAP.

     Net interest income decreased to $156,000 and $532,000 for the three and six-month periods ended December 31, 2000 from $358,000 and $732,000 during the same periods of the prior fiscal year. The decrease is primarily attributable to lower interest income due to lower cash and investment balances as well as higher interest expenses resulting from the debt issued and assumed in the product line acquisition from EDAP.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of product. As of December 31, 2000, the Company had total cash, cash equivalents and available-for-sale securities of $13.2 million and working capital of $12.8 million.

     During the six months ended December 31, 2000, the Company used $2.4 million in operating activities, primarily as a result of the Company's net loss. The Company generated $2.0 million in investing activities, which consisted of the sale of $10.1 million of investment securities offset by a $7.6 million investment in a business acquisition and a $513,000 investment in property, plant, and equipment. The Company is financing its fiscal 2001 operating and investing activities primarily through funds received in a November 1997 secondary offering that raised net proceeds of $31.5 million.

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

     As discussed in Part I of this report, on October 1, 2000, the Company paid $7,988,000 in cash to EDAP TMS S.A. ("EDAP") in connection with the acquisition of EDAP's TUMT product line, related patents and technologies. This acquisition was funded through existing cash balances and the issuance of common stock and warrants to purchase common stock.

     As part of the acquisition, Urologix agreed to assume approximately $1.5 million dollars in lease obligations related to control units located at customer sites within the U.S. This obligation will be paid over 40 months in monthly installments of $53,643. Additionally, Urologix issued a promissory note to pay EDAP $575,000 plus interest on December 30, 2003.

     The Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 12 months. However, there can be no assurance that the Company will not require additional financing in the future or that any additional financing will be available to the Company on satisfactory terms, if at all.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The fair value of the Company's investment portfolio at December 31, 2000 approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decrease and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

     Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       As discussed below under item 5, On October 1, 2000, Urologix entered into and closed an Asset Purchase Agreement with EDAP (as defined below) and issued 1,365,000 shares of Urologix common stock and a five-year warrant to purchase 327,466 shares of Urologix common stock at a price of $7.725 per share. Urologix also agreed to assume approximately $1.5 million in lease obligations related to equipment located at customer sites and issued a promissory note to pay EDAP $575,000 on December 30, 2003. Urologix believes that the issuance of the securities in this transaction was exempt under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)   Reports on Form 8-K

      On October 11, 2000, Urologix filed an 8-K dated October 1, 2000 reporting in Item 2, Acquisition or Disposition of Assets, the EDAP transaction reported in Item 5 of this Form 10-Q.

      On November 22, 2000, Urologix filed Amendment No 1 to the Form 8-K dated October 1, 2000, including Item 7, Financial Statements and Exhibits, the required historical and pro forma financial statements related to the acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 13, 2001


Urologix, Inc.
--------------

(Registrant)



/s/ Michael M. Selzer, Jr.
--------------------------

Michael M. Selzer, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)



/s/ Christopher R. Geyen
------------------------

Christopher R. Geyen
Vice President and Chief Financial Officer
(Principal Financial Officer)