Form 10-Q
period 2001-03-31
UROLOGIX INC
filed 2001-05-15
CIK 882873

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of May 1, 2001 the Company had outstanding 13,167,228 shares of common stock, $.01 par value.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                Urologix, Inc.
                           Condensed Balance Sheets
                     (In thousands except per share data)

                                                              March 31, 2001        June 30, 2000
-------------------------------------------------------------------------------------------------
Assets                                                          (unaudited)               (*)
Current assets:
 Cash and cash equivalents                                          $     14             $    459
 Available-for-sale securities                                        12,552               23,139
 Accounts receivable, net                                              2,482                1,027
 Inventories, net                                                      2,333                1,454
 Prepaids and other current assets                                       338                  238
-------------------------------------------------------------------------------------------------
     Total current assets                                             17,719               26,317
-------------------------------------------------------------------------------------------------
Property and equipment:
 Machinery, equipment and furniture                                    6,842                5,259
 Less - accumulated depreciation                                      (4,042)              (3,580)
-------------------------------------------------------------------------------------------------
     Property and equipment, net                                       2,800                1,679
Deposits and other assets                                              3,049                3,960
Goodwill and other intangible assets, net                             20,615                    -
-------------------------------------------------------------------------------------------------
                                                                    $ 44,183             $ 31,956
=================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                   $  1,137             $  1,084
 Accrued liabilities                                                   1,750                1,488
 Current portion of long-term lease obligation                           399                    -
 Deferred income                                                       2,292                  614
-------------------------------------------------------------------------------------------------
     Total current liabilities                                         5,578                3,186
-------------------------------------------------------------------------------------------------
Long-term liabilities:
 Long term debt                                                          575                    -
 Long-term lease obligation                                              977                    -
-------------------------------------------------------------------------------------------------
     Total long-term liabilities                                       1,552                    -
-------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)
Shareholders' equity
 Common stock, $.01 par value, 25,000 shares authorized;
  13,155 and 11,608 shares issued and outstanding
                                                                         132                  116
 Additional paid-in capital                                          104,088               91,583
 Accumulated deficit                                                 (67,175)             (62,894)
 Accumulated other comprehensive income (loss)                             8                  (35)
-------------------------------------------------------------------------------------------------
     Total shareholders' equity                                       37,053               28,770
-------------------------------------------------------------------------------------------------
                                                                    $ 44,183             $ 31,956
=================================================================================================

* The Balance Sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 The accompanying notes to financial statements are an integral part of these statements.

                                Urologix, Inc.
                      Condensed Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                             Three Months Ended March 31,        Nine Months Ended March 31,
                                            -----------------------------       ----------------------------
                                                2001                2000          2001                 2000
------------------------------------------------------------------------------------------------------------
Sales                                       $  4,509              $ 2,327       $ 9,646              $ 6,158
Cost of goods sold                             1,715                1,213         3,758                3,478
------------------------------------------------------------------------------------------------------------
Gross profit                                   2,794                1,114         5,888                2,680
------------------------------------------------------------------------------------------------------------


Costs and expenses:
Selling, general and administrative            2,852                2,315         7,733                6,465
Research and development                         936                  789         2,390                2,781
Amortization of goodwill and other
 intangible assets                               359                    -           717                    -
------------------------------------------------------------------------------------------------------------
Total costs and expenses                       4,147                3,104        10,840                9,246
------------------------------------------------------------------------------------------------------------


Operating loss                                (1,353)              (1,990)       (4,952)              (6,566)
Interest income, net                             139                  367           671                1,099
------------------------------------------------------------------------------------------------------------
Net loss                                    $(1,214)              $(1,623)      $(4,281)             $(5,467)
============================================================================================================
============================================================================================================
Basic and diluted net loss per
common share                                $ (0.09)              $ (0.14)      $ (0.34)             $ (0.48)
============================================================================================================

Basic and diluted weighted average
number of common shares outstanding          13,091                11,526        12,577               11,494
                                            =============================       ============================

  The accompanying notes to financial statements are an integral part of these statements.

                                Urologix, Inc.
                      Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                        ------------------------------
                                                                           2001                  2000
------------------------------------------------------------------------------------------------------
Operating Activities:
 Net loss                                                               ($4,281)               ($5,467)
 Adjustments to reconcile net loss to net cash used for
  operating activities -
 Depreciation and amortization                                            1,341                  1,203
 Change in operating items, net of effects of acquisition:
  Accounts receivable                                                      (399)                  (148)
  Inventories                                                               (30)                 1,874
  Prepaids and other current assets                                       1,663                    341
  Accounts payable and accrued liabilities                               (1,361)                  (937)
------------------------------------------------------------------------------------------------------
 Net cash used for operating activities                                  (3,067)                (3,134)
------------------------------------------------------------------------------------------------------

Investing Activities:
 Purchases of property and equipment, net                                  (868)                  (559)
 Proceeds from sale of available-for-sale securities, net                10,630                  3,126
 Cash paid for acquisition, net of cash acquired                         (7,578)                     -
------------------------------------------------------------------------------------------------------
 Net cash provided by investing activities                                2,184                  2,567
------------------------------------------------------------------------------------------------------

Financing Activities:
 Payments of long-term debt                                                (171)                     -
 Proceeds from exercise of stock options                                    609                    283
------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                  438                    283
------------------------------------------------------------------------------------------------------

Net decrease in Cash and Cash Equivalents                                  (445)                  (284)
Cash and Cash Equivalents:
 Beginning of period                                                        459                    658
------------------------------------------------------------------------------------------------------
 End of Period                                                         $     14               $    374
======================================================================================================

  The accompanying notes to financial statements are an integral part of these statements.

                                Urologix, Inc.
                    Notes to Condensed Financial Statements
                                March 31, 2001
                                  (Unaudited)
1. Basis of presentation

     The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company" or "Urologix") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2001, the statements of operations for the three and nine months ended March 31, 2001 and 2000, and the statements of cash flows for the nine months ended March 31, 2001 and 2000, are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix' annual report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission.

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

     The Company's acquisition of the TUMT product line and related patents and technologies was accounted for using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on the determination of the fair value of the assets purchased and liabilities assumed. Amounts assigned to intangible assets include $7.5 million for developed technologies, which will be amortized over 15 years, $2.3 million for purchased customer base, which will be amortized over 14 years, and $1.2 million for trademarks, which will be amortized over 15 years. The purchase price and related acquisition costs exceeded the preliminary values assigned to the net assets by approximately $10.2 million, which was allocated to goodwill and will be amortized over 15 years. The financial statements include the preliminary allocation of purchase price, pending final determination of certain acquired balances that are subject to adjustment when additional information concerning valuations is finalized.

                                Urologix, Inc.
                    Notes to Condensed Financial Statements
                                March 31, 2001
                                  (Unaudited)

     The acquisition was accounted for using the purchase method. Accordingly the statements of operations do not include the operating results of the acquisition prior to October 1, 2000. The following unaudited pro forma condensed results of operations for the periods ended March 31, 2001 and 2000 have been prepared as if the transaction occurred on July 1, 2000 and 1999, respectively, (in thousands, except per share data):

                            Nine Months Ended March 31,
                             2001                  2000
--------------------------------------------------------
Revenues                   $12,408              $ 11,244
Operating loss              (7,084)              (10,047)
Net loss                    (6,701)               (9,421)
Net loss per share          ($0.51)               ($0.73)

     These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on July 1, 2000, or 1999, or of future results of operations.


3. Supplemental cash-flow information

     Selected cash payments and non-cash activities were as follows (in thousands):

                                                     Nine Months Ended March 31,
                                                       2001                2000
-------------------------------------------------------------------------------
 Cash paid for interest                              $    169             $   1

 Non-cash investing activities:
       Equity capital issued for acquisition           11,911                 -
 Details of acquisition:
       Fair value of assets acquired                   25,376                 -
       Liabilities assumed                             (4,902)                -
       Issuance of Debt                                  (575)                -
       Stock issued                                   (11,911)                -
-------------------------------------------------------------------------------
       Cash paid                                        7,988                 -
 Less cash acquired                                      (410)                -
-------------------------------------------------------------------------------
 Net cash paid for acquisition                       $  7,578             $   -
===============================================================================


4. Basic and diluted net loss per share

     Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

                                Urologix, Inc.
                    Notes to Condensed Financial Statements
                                March 31, 2001
                                  (Unaudited)

5. Revenue recognition

     Revenue from product sales is recognized at the time of shipment, net of estimated returns, which are also provided for at the time of shipment. Deferred revenue for warranty service contracts is recognized over the contract period. Revenue from equipment rental through the Company's per procedure fee program is recognized at the time of equipment use.


6. Inventories

Inventories consisted of the following as of (in thousands):

                                               March 31, 2001    June 30, 2000
-------------------------------------------------------------------------------
   Raw materials                               $          808    $         444
   Work in process                                        246              210
   Finished goods                                       1,279              800
-------------------------------------------------------------------------------
                                               $        2,333    $       1,454
===============================================================================

7. Deferred Income

   Deferred income consisted of the following as of (in thousands):

                                               March 31, 2001    June 30, 2000
-------------------------------------------------------------------------------
   Deferred royalty income                     $        1,860    $           -
   Other deferred income                                  432              614
-------------------------------------------------------------------------------
                                               $        2,292    $         614
===============================================================================

     Deferred royalty income consists of a pre-paid non-exclusive license EDAP previously granted to a third party for the use of technologies acquired by the Company through the acquisition of EDAP's TUMT product line. Deferred royalty income will be recognized based on sales in future years of products incorporating the licensed technologies. Deferred royalty income is recognized as the greater of amounts due based on actual sales or based on amortization of the license fee over the remaining license period.

     Other deferred income relates to prepayments made to the Company under an international distribution agreement and on warranty service contracts. Deferred revenue for the international distribution agreement and the warranty service contracts is recognized over the contract period.

                                Urologix, Inc.
                    Notes to Condensed Financial Statements
                                March 31, 2001
                                  (Unaudited)

8. Long-Term Debt

   Long-term debt consisted of the following as of (in thousands):

                                       March 31, 2001          June 30, 2000
-----------------------------------------------------------------------------
   Term debt                           $          575          $           -
   Long-term lease obligation                   1,376                      -
                                       --------------------------------------
   Less current portion                          (399)                     -
-----------------------------------------------------------------------------
     Total long-term debt              $        1,552          $           -
=============================================================================


     The long-term lease obligation was acquired by the Company through the acquisition of EDAP's TUMT product line and will be repaid in monthly installments through January, 2004. The term debt is a $575,000 promissory note that was issued to EDAP at the time of the acquisition and accrues interest at an annual rate of 6.31%. Both the principal and accrued interest are due on December 30, 2003.

9. Comprehensive Loss

     Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. For the Company, comprehensive loss represents net loss adjusted for unrealized gains (losses) on available-for-sale securities.

(In thousands)                                      Nine Months ended March 31,
                                                      2001               2000
-------------------------------------------------------------------------------
Net loss                                            $(4,281)           $(5,467)
Change in net unrealized gains (losses) on
 available-for-sale securities                           43                (29)
-------------------------------------------------------------------------------
Comprehensive loss                                  $(4,238)           $(5,496)
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of Urologix' financial condition and results of operations for the three and nine months ended March 31, 2001 and 2000. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix' Annual Report on Form 10-K for the year ended June 30, 2000, which has been filed with the Securities and Exchange Commission.

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

     The rate of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Through July 31, 2000, Medicare had reimbursed hospitals on a reasonable cost basis for each Cooled ThermoTherapy procedure performed. Under the reasonable cost basis of reimbursement, Medicare reimbursed all reasonable costs the hospital incurred in conducting the procedures. Beginning August 1, 2000, the United States Health Care Finance Administration ("HCFA"), which administers Medicare, replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures with a new fixed rate or "prospective payment system". Under this new method of reimbursement, a hospital receives a fixed reimbursement for each procedure performed in its facility.

     Medicare began to reimburse for Cooled ThermoTherapy procedures performed in a physician's office on a fixed rate basis on January 1, 2001. The change was a significant milestone for the Company, as it marked the first time patients were covered directly by Medicare for in-office procedures. The Company believes that this change in reimbursement allows Cooled ThermoTherapy treatments to be preformed in the environment the technology was designed to service and will lead to increased demand for the Company's products.

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


RESULTS OF OPERATIONS

     Sales increased to $4.5 million and $9.6 million for the three and nine-month periods ended March 31, 2001, from $2.3 million and $6.2 million during the same periods in the prior fiscal year.

     Domestic sales for the three and nine months ended March 31, 2001, increased 72% and 42% respectively from the same period in the prior fiscal year. The growth in sales is the result of a significant increase in demand resulting from the reimbursement change that allowed physicians to perform Cooled ThermoTherapy in their office and increased volume generated by the acquisition of the TUMT product line from EDAP. As a result, revenue generated from the sales of disposable catheters increased 85% and 65% from the three and nine months ended March 31, 2000. The Company is continuing to use "per procedure" rental programs to generate rapid acceptance and adoption of Cooled ThermoTherapy. The per procedure rental program is designed to provide easy access to Cooled ThermoTherapy for a period up to 90 days without having a large capital commitment. At the end of the trial period, the physician or hospital has the option to purchase the unit, extend the trial or transition to a mobile service provider. To date, the majority of control units sold by the Company have been per procedure rental program units that were converted to sales at the completion of the trial period.

     International sales for the three and nine months ended March 31, 2001 increased 1,129% and 616% respectively from the same periods a year ago. The sales increases in both periods were primarily attributable to sales of Prostatron products, both disposable procedure kits and equipment, acquired from EDAP.

     Cost of goods sold increased to $1.7 million and $3.8 million for the three and nine-month periods ended March 31, 2001, from $1.2 million and $3.5 million during the same periods in the prior fiscal year. This increase resulted from higher sales volume. Gross profit as a percentage of sales for the three-month period ended March 31, 2001 increased to 62% from 48% in the same period of fiscal year 2000. For the nine-month period ended March 31, 2001, gross profit as a percentage of sales increased to 61% from 44% during the same period of the prior fiscal year. The increase in both periods is primarily attributable to continuing manufacturing process improvements, increased production volumes, decreased raw-material costs, and the elimination of royalties previously paid to EDAP.

     Selling, general and administrative expenses increased to $2.9 million and $7.7 million from $2.3 million and $6.5 million for the three and nine-month periods ended March 31, 2001, and 2000, respectively. The increased expenses are primarily attributable to the expansion of the Company's direct sales force, investments in customer training, advertising, and expenditures related to the integration of the acquired Prostatron products. The Company expects sales and marketing expenses to continue to increase as the Company intensifies its efforts to generate awareness and acceptance of Cooled ThermoTherapy.

     Research and development expenses include expenditures for product development, regulatory compliance and clinical studies. Research and development expenses increased to $936,000 from $789,000 for the three-month periods ended March 31, 2001 and 2000, respectively. The increase in quarterly expenses resulted primarily from increased expenditures on product development activities. Research and development expenses for the nine-month period ended March 31, 2001 decreased to $2.4 million from $2.8 million during the same period of the prior fiscal year. The decrease in research and development expenses in the nine-months ended March 31, 2001 has resulted from reduced clinical study expenses and reductions in staffing due to more focused product development investments. The Company expects research and development expenses to increase sequentially from current spending levels.

     Amortization of goodwill and other intangible assets was $359,000 and $717,000 for the three and nine-month periods ended March 31, 2001. The amortization of goodwill and other intangible assets is a result of the purchase of the Prostatron product line from EDAP in October 2000.

     Net interest income decreased to $139,000 and $671,000 for the three and nine-month periods ended March 31, 2001 from $367,000 and $1.1 million during the same periods of the prior fiscal year. The decrease is primarily attributable to lower interest income due to lower cash and investment balances as well as higher interest expenses resulting from the debt assumed in the product line acquisition from EDAP.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through sales of equity securities and, to a lesser extent, sales of product. As of March 31, 2001, the Company had total cash, cash equivalents and available-for-sale securities of $12.6 million and working capital of $12.1 million.

     During the nine months ended March 31, 2001, the Company used $3.1 million in operating activities, primarily as a result of the Company's net loss. The Company generated $2.2 million in investing activities, which consisted of the sale of $10.6 million of available-for-sale securities offset by a $7.6 million investment in the acquisition of the Prostatron product line from EDAP and a $868,000 investment in property, plant, and equipment. The Company generated $438,000 through financing activities that consisted of $609,000 from the exercise of stock options offset by $171,000 of payments of long-term debt. The Company is financing its fiscal 2001 operating and investing activities primarily through funds received in a November 1997 secondary offering that raised net proceeds of $31.5 million.

     The Company expects to continue to incur additional losses at least through fiscal 2001, and will use its working capital as it incurs substantial expenses related to marketing and research and development activities. In addition, the Company will continue to rent control units to customers on a per procedure basis. Depending on the growth of this program, the Company may use substantial capital to finance the units rented by customers.

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


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The fair value of the Company's investment portfolio at March 31, 2001 approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

     Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 3.2   Bylaws of Urologix, Inc.

(b)  No reports on Form 8-K were filed during the period

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 15, 2001



Urologix, Inc.
--------------

(Registrant)



/s/ Michael M. Selzer, Jr.
--------------------------

Michael M. Selzer, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)



/s/ Christopher R. Geyen
------------------------

Christopher R. Geyen
Vice President and Chief Financial Officer
(Principal Financial Officer)