Form 10-K405
period 2001-06-30
UROLOGIX INC
filed 2001-09-13
CIK 882873

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2001.

                                      OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

As of August 31, 2001, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was approximately $195,000,000 million based on the last reported sales price on that date.

As of August 31, 2001, the Company had outstanding 13,667,558 shares of Common Stock, $.01 par value.


================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2001 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     INDEX

PART I

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for The Registrant's Common Stock and Related Security Holder Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure

PART III
Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions

PART IV
Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                    PART I

                           Forward Looking Statements
         Statements included in this Annual Report on Form 10-K that are not historical or current facts are forward-looking statements based on our current expectations and beliefs. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing Cooled ThermoTherapy(TM) procedures are able to obtain third-party reimbursement; changes in the reimbursement environment; market acceptance and the rate of adoption of Cooled ThermoTherapy for the treatment of benign prostatic hyperplasia (BPH) by the medical community; the ability of our key suppliers to provide product; the ability to integrate the recently acquired Prostatron product line into our operations; the impact of competitive treatments, products and pricing; and the effectiveness of our sales and marketing organization as well as the factors set forth under "Cautionary Statements About Factors That May Affect Future Operations and Our Stock Price". We do not take responsibility for updating such forward-looking statements to reflect events that arise after the date of this report.

ITEM 1.   BUSINESS
------------------

Overview

         Urologix has developed and offers non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis(TM) and Prostatron(R) names. Both systems utilize Cooled ThermoTherapy(TM), a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician's office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication without the complications and side effects inherent in surgical procedures and, as a result, is well-positioned to address the needs of physicians, patients and payers.

Benign Prostatic Hyperplasia

         BPH is a non-cancerous urological disease in which the prostate enlarges and constricts the urethra. The prostate is a walnut-size gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. Symptoms associated with BPH affect the quality of life of millions of men worldwide and can lead to irreversible bladder or kidney damage. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate begin to grow at an increasing rate. As the prostate expands, it compresses or impinges upon other portions of the prostate gland and the urethra, thereby restricting the normal passage of urine. BPH patients typically suffer from a variety of troubling symptoms that can have a significant impact on their quality of life. Symptoms of BPH include frequent urination during the day and night, urgency and painful urination. A delay in treatment can have serious consequences, including complete obstruction (acute retention of urine), urinary tract infections, loss of bladder functions and, in extreme cases, kidney failure.

         Evidence of BPH typically begins to appear in men in their 50s, and by age 70 the quality of life of most men is negatively affected by BPH symptoms. Medical sources estimate that the percentage of men suffering from symptoms of BPH is approximately 50% for men in their 50s and increases to more than 75% for men over age 80.

The BPH market is large and can be expected to continue to grow due to the general aging of the world's population, as well as increasing life expectancies. It is estimated that approximately 23 million men worldwide suffer from the symptoms of BPH with current annual expenditures in excess of $10 billion.

         Many patients diagnosed with BPH are regularly monitored by their physicians but, due in part to the side effects and complications associated with current BPH therapies, elect not to receive active intervention (a course of inaction known as watchful waiting). If symptoms persist or worsen, drug therapy or surgical intervention has historically been recommended. Drug therapy is usually the first line of treatment. It is estimated that more than 20% of patients who initially pursue drug therapy discontinue treatment within 12 months due to various reasons including ineffectiveness, side effects and the burdens of compliance and cost. The most common surgical procedure has been Transurethral Resection of the Prostate (TURP), an invasive surgery in which portions of the prostatic urethra and surrounding tissue are removed, thereby widening the urethra and improving urinary flow. While TURP results in a dramatic improvement in urine flow and reduction in symptoms, the procedure requires a lengthy recovery time and is reported to have a high rate of side effects and complications. The TURP procedure requires a highly skilled surgeon with extensive training, and the incidence of complications may be affected by the experience of the surgeon performing the TURP.

Cooled ThermoTherapy

         Both our Targis and Prostatron systems utilize Cooled ThermoTherapy, a catheter-based treatment for BPH that is clinically superior to medication and less invasive than surgery. Cooled ThermoTherapy was developed to be the therapy of choice for patients who have tried drugs unsuccessfully and wish to avoid surgery.

         Cooled ThermoTherapy utilizes a proprietary microwave technology, delivered through a flexible catheter that targets energy into the diseased area of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the healthy, pain-sensitive urethral tissue. During a Cooled ThermoTherapy procedure, a catheter is inserted into the urethra and a rectal thermosensing unit is placed into the rectum. Chilled water is then circulated through the catheter in order to lower the temperature of the urethra and protect it from heat and discomfort during the treatment. Temperatures in the urethra and rectum are monitored continuously during the treatment. During the treatment, microwave energy is delivered into the prostatic tissue, ultimately resulting in a reduction in the size of the prostate. Before the patient is released, a small catheter is inserted into the urethra and typically left in place for one to two days to assist with urine flow while the temporary swelling caused by the treatment subsides. Following the treatment, pressure on the urethra is decreased and BPH symptoms are reduced.

         Cooled ThermoTherapy provides significant advantages over other BPH therapies, producing lasting results that are clinically superior to drug therapy while avoiding the complications associated with surgery. Since the procedure does not require punctures or incisions, it can be performed in the physician's office or other outpatient environments without the need for anesthesia or intravenous sedation. Further, the urethra is left intact, resulting in fewer complications associated with the procedure.

Clinical Studies

         Clinical trials of the Cooled ThermoTherapy procedure have been performed to obtain clinical data to support new indications, to obtain long-term durability data, and to gather data for Medicare and other reimbursement approvals in various markets. We continue to monitor several multi-center and multi-year studies to evaluate the long-term durability of Cooled ThermoTherapy procedures. In our published results from multi-center clinical trials, conducted both in the United States and internationally, the majority of Cooled ThermoTherapy patients for whom follow-up data are available show significant long-term relief from the symptoms of BPH, without significant post-procedure complications.

Sales and Marketing

         Our global sales and marketing strategy includes (i) increasing market awareness of Cooled ThermoTherapy, (ii) creating access to Cooled ThermoTherapy through both the sale and rental of Cooled ThermoTherapy systems, (iii) enhancing the use of Cooled ThermoTherapy by physicians who already have access, and (iv) demonstrating the cost-effectiveness of Cooled ThermoTherapy to governmental and commercial payers.

         United States

         We have a sales and marketing team consisting of sales and marketing management, product managers, communication specialists and direct sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy systems. Our sales force targets urologists who practice in high-volume prostate treatment groups and who are opinion leaders in BPH treatment methods. In addition to our direct sales force, we utilize independent third-party mobile service providers to provide smaller hospitals and urology clinics with cost-effective access to Cooled ThermoTherapy treatment. The mobile service providers transport the Cooled ThermoTherapy systems between sites, making the treatment available to physicians and patients at various sites on a rotating basis. During the last year, we expanded our sales force to 20 direct sales representatives, and we are actively recruiting additional sales management. As of August 31, 2001, we employed a total of 36 individuals in our sales and marketing department.

         We offer our Cooled ThermoTherapy systems on a direct purchase and a per use rental basis. The list price for the purchase of a Targis or Prostatron(R) control unit is $150,000. The list prices for a single-use treatment catheter for our Targis and Prostatron systems are $1,200 and $1,000 respectively. Rental fees vary depending on the length and terms of the agreement.

         International

         Internationally, we have a distribution agreement with Nihon Kohden Corporation ("Nihon Kohden"), a Japanese developer, manufacturer and marketer of medical devices, for the market development and sale of the Targis System in Japan. We also have a distribution agreement with EDAP Technomed Co. Ltd. for the market development and sale of the Prostatron system in Japan.

         Through June 30, 2001, we had a distribution agreement with Boston Scientific Corporation covering a majority of the European countries. Under the agreement, we had responsibility for market development of the Targis System and worked with Boston Scientific to sell Targis Systems and disposable treatment catheters from Boston Scientific's inventory through Urologix' direct sales force and other distributors in Europe. Boston Scientific compensated us for market development services. The agreement expired on June 30, 2001. Going forward, we plan to use a network of local distributors and independent agents experienced in selling products to hospitals and urologists in key countries for the market development and sale of our products. As of August 31, 2001, we have entered into agreements with 24 agents and distributors to sell our Cooled ThermoTherapy systems in 26 countries worldwide.

Manufacturing

         We outsource all of our manufacturing, except for the assembly of the Targis System disposable treatment catheter. We have entered into a supply agreement for the production of the Prostatron control unit with EDAP TMS S.A., a French corporation; Technomed Medical Systems S.A., a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively "EDAP") that continues through October 2003. In December 2000, we entered into a supply agreement with Venusa, Ltd. ("Venusa") for the production of the Prostatron disposable treatment catheter. We are in the process of transitioning the production of the treatment catheter from EDAP to Venusa, and we anticipate this will result in lower product costs and increased product quality. Although we expect the transition to progress according to a pre-determined plan and timetable, and that Venusa will be able to adequately meet the demand for Prostatron disposable treatment catheters on a timely basis, there can be no assurance that this will be the case.

         We assemble Targis procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. Several of the components are currently available to us through a single vendor. Wherever possible and practical, we intend to develop alternative sources for every critical component. Where alternative sourcing is not possible, we intend to enter into supply agreements with each component provider. Nevertheless, failure to obtain components from such providers or delays associated with any future component shortages, particularly as we increase our manufacturing level, could have a material adverse effect on our business, financial condition and operating results.

         We also have entered into a three-year supply agreement with Colorado MEDtech Inc., to manufacture the Targis control unit to our specifications until 2003. Colorado MEDtech has experienced production delays related to a warning letter they received from the U.S. Food and Drug Administration (FDA) in January 2001 concerning compliance with the FDA's quality system regulation in Colorado MEDtech's Longmont, Colorado, facility. Although Colorado MEDtech has undertaken an effort to address the deficiencies noted by the FDA, there can be no assurance that they will be able to begin production before substantial delays in the delivery of Targis control units occur.

         A failure of Colorado MEDtech to resolve the issues noted by the FDA adequately for any reason will cause further delays in the shipment of Targis control units and will have a negative impact on the availability and sales of Targis control units, growth in sales of Targis System disposable treatment catheters and, ultimately, a materially negative effect on our business and operating results.

         Our manufacturing operations and the operations of our third-party suppliers must comply with the FDA's quality system regulation, which includes, but is not limited to, the FDA's Good Manufacturing Practices ("GMP") requirements, and with certain requirements of state, local and foreign governments for assuring quality by controlling components, processes and document traceability and retention, among other things.

         In June 1997, July 1998 and September 2000, the FDA completed inspections of facility, documentation and quality systems with no significant deficiencies of GMP noted. Our facilities will continue to be subject to periodic inspections by the FDA and by other auditors. We believe that our manufacturing and quality control procedures meet the requirements of these regulations and have established training and self-audit systems designed to ensure compliance.

         We have received ISO 9001 certification indicating compliance of our manufacturing facilities with European standards for quality assurance and manufacturing process control. We also have received CE mark certification, which allows us to affix the CE Mark to our products and market them in the European Union. In addition, the Targis and Prostatron Systems have been approved for marketing by the Japanese Ministry of Health and Welfare. As of August 31, 2001, we employed 23 individuals in our manufacturing department.

Research and Development

         We intend to build upon our clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. Our research and development efforts are currently focused on improving the function and features of our Cooled ThermoTherapy systems, reducing the production cost of the components in our products and investigating other applications for our technologies. We also believe that our core technologies may have other medical applications for prostatic diseases, including malignancies.

         During the fiscal years ended June 30, 2001, 2000 and 1999, we spent $3.5 million, $3.6 million and $5.1 million, respectively, in our research and development efforts. As of August 31, 2001, we employed 24 individuals in our research and development department.

Reimbursement

         We believe that third-party reimbursement is essential to the acceptance of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to obtaining such reimbursement. We estimate that 60% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market acceptance of Cooled ThermoTherapy in the United States.

         The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Center for Medicare and Medicaid Services ("CMS") replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system." Under this new method of reimbursement, a hospital will receive a fixed reimbursement of approximately $1,917 for each Cooled ThermoTherapy treatment performed in its facility, although this rate can be higher or lower depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment will continue to be reimbursed approximately $600 per procedure.

         In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist's office. The reimbursement rate (inclusive of the physician's fee) for these Cooled ThermoTherapy procedures performed in the urologist's office is approximately $2,760 and will increase to approximately $3,540 beginning January 1, 2002.

         With the recent changes in the reimbursement rate and site of care for which Medicare will reimburse our products, we are in a period of transition. We will continue to support our hospital-based customers while making the preparations necessary to service and accelerate the volume of business in the urologist's office. In both settings, we will continue to focus our marketing and sales efforts on patient awareness and physician advocacy of the Cooled ThermoTherapy treatment.

         Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon "usual and customary" fees. To date, we have received coverage and reimbursement in various geographies from private insurance companies and HMOs throughout the United States. We intend to continue our efforts to gain coverage and reimbursement across the United States. There can be no assurance that we will receive favorable coverage or reimbursement determinations for Cooled ThermoTherapy systems from these payers or that amounts reimbursed to physicians for performing Cooled ThermoTherapy procedures will be sufficient to encourage physicians to use Cooled ThermoTherapy.

         Internationally, reimbursement approvals for the Cooled ThermoTherapy procedure will be sought on an individual-country basis. Reimbursement approvals have been obtained in Japan, and we are actively pursuing reimbursement approvals on a country-by-country basis throughout Western Europe. Clinical studies and physician advocacy will be used to support reimbursement requests in countries where there currently is no reimbursement for such procedures.

Patents and Proprietary Rights

          We have been issued a number of United States and foreign patents, and we aggressively pursue protection of our intellectual property. We also have patent applications pending in the United States and in a number of foreign jurisdictions, and we intend to file additional patent applications in the future.

         Several of our United States patents claim methods and devices that we believe are critical to providing a safe and efficacious treatment for BPH. There can be no assurance that our patents, or any patents that may be issued as a result of existing or future applications, will offer any degree of protection from competitors or that any of our patents or applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that our competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to manufacture or market Cooled ThermoTherapy in the United States or in international markets. Further, there can be no assurance that our Cooled ThermoTherapy system does not infringe upon the patent rights or other intellectual property rights of other companies, that we will not be required to seek licenses from other companies or that other companies will not pursue claims of infringement against us.

         We also rely on trade secrets and proprietary know-how that we intend to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with employees and most of our consultants contain industry standard provisions requiring such individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice while employed by or under contract with us, subject to customary exceptions. Our officers and other key employees also agree not to compete with us for a period following termination. There can be no assurance that proprietary information or non-compete agreements with employees, consultants and others will not be breached, that we would have adequate remedies for any such breach, or that third parties will not otherwise gain access to our technology.

Competition

         Competition in the market for BPH treatments is intense and is expected to increase. We believe our principal competition will come from both surgical and non-surgical therapies. Surgical therapies include TURP, Transurethral Incision of the Prostate (known as TUIP) or alternative surgical procedures for vaporization of the prostate tissue using laser or radio frequency energy. Non-surgical alternatives include drug therapy and emerging less invasive technologies.

         We expect that competition in the BPH field will be based, among other things, on the ability of the therapy to provide safe, effective and lasting treatment; cost effectiveness of the therapy; acceptance of the procedure by physicians, health care payers and patients; marketing and sales capabilities; and third-party reimbursement policies. Another factor in competition may be the timing of market introduction of competitive products.

Government Regulation

         Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions that vary from country to country.

         Medical devices intended for human use in the United States are classified into one of three categories, based upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either class I (general controls), class II (performance standards) or class III (pre-market approval or "PMA") depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device. Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA also apply to medical devices.

         Our Cooled ThermoTherapy systems have received FDA clearance for sale in the United States for approved urological uses. In addition, we have obtained CE Mark certification for distribution in Europe and product registration for distribution in Canada and Japan.

         The FDA's regulations require agency approval of a PMA supplement for certain changes made to a product if the changes affect the safety and effectiveness of the device. Such changes include, but are not limited to: new indications for use; the use of a different facility or establishment to manufacture, process or package the device; changes in manufacturing methods or quality control systems; changes in vendors used to supply components of the device; changes in performance or design specifications; and certain labeling changes. Any such changes will require FDA approval of a PMA supplement prior to marketing of the device. There can be no assurance that the required approvals of PMA supplements for any changes will be granted on a timely basis or at all, and delays in receipt of, or failure to receive such approvals, or the loss of the approval of the PMA for either of our Cooled ThermoTherapy systems would have a material adverse effect on our business.

         The process of obtaining FDA and other required regulatory clearances or approvals is lengthy and expensive. There can be no assurance that we will be able to obtain or maintain the necessary clearances or approvals for clinical testing or for manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, governmental regulation may be established that could prevent, delay, modify or rescind regulatory clearance or approval of our products.

Product Liability and Insurance

         Our business subjects us to the risk of product liability claims. Any such claims could have an adverse impact on our business. We maintain product liability insurance with coverage of $1.0 million per occurrence and an annual aggregate maximum of $2.0 million. We also carry a $15.0 million umbrella insurance policy. We evaluate our insurance requirements on an ongoing basis. There can be no assurance that product liability claims will be covered by such insurance, will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms, or at all. A successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability insurance may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage could prevent or inhibit the marketing and sale of our products. A product liability claim could result in a recall of the product by the FDA and could have a material adverse effect on our reputation, business, financial condition and results of operations.

Employees

         As of August 31, 2001, we employed 91 individuals on a full-time basis. We also had several part-time employees and consultants. Although we believe that we have been successful in attracting experienced and capable personnel, there can be no assurance that we will continue to attract and retain qualified personnel. None of our employees are covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Backlog

         As of June 30, 2001, we maintained a minimal backlog of product orders. Our policy is to stock enough inventory to be able to ship most orders within a few days of receipt or as requested by our customers. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

Cautionary Statements About Factors That May Affect Future Operations and Our Stock Price

We Have a Limited Operating History and Expect to Continue to Generate Losses

         We have incurred substantial losses since our inception and, if physicians do not purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may never achieve and maintain profitability. We incurred a net loss of approximately $5.1 million for the year ended June 30, 2001, and have incurred losses of $68.0 million since our inception. We expect to continue to incur operating losses in the near future as we expand our investment in sales and marketing activities to increase sales and continue to fund research and development activities. Our future profitability depends upon our ability to maintain a supply of and sell sufficient quantities of our Cooled ThermoTherapy systems and the related disposables to generate revenue in excess of our planned expenditures. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis thereafter.

Our Products May Not Achieve Market Acceptance, Which Could Limit Our Future Revenue

         Physicians will not recommend Cooled ThermoTherapy procedures unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the Cooled ThermoTherapy procedure compared with other therapies. Patient acceptance of the Cooled ThermoTherapy procedure also will depend upon the ability of physicians to educate these patients on their treatment choices. Health care payer acceptance of our procedure will require, among other things, evidence of the cost effectiveness of Cooled ThermoTherapy compared to other BPH therapies. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community. If our Cooled ThermoTherapy procedure is not accepted by physicians, patients or payers or is accepted more slowly than expected, our sales will be negatively affected, and we may never operate profitably.

Third Party Reimbursement is Critical to Market Acceptance of our Products

         Our future revenues are subject to uncertainties regarding health care reimbursement and reform. In the United States, health care providers, such as hospitals and physicians, generally rely on third-party payers.

         Third-party reimbursement is dependent upon decisions by the Center for Medicare and Medicaid Services, contract Medicare carriers, individual managed care organizations, private insurers, foreign governmental health programs and other payors of healthcare cost. Failure to receive or maintain favorable coding, coverage and reimbursement determinations for Cooled ThermoTherapy by these organizations could discourage physicians from using our products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage, provide low reimbursement rates or reduce their current levels of reimbursement.

         The continuing efforts of government, insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of healthcare may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of healthcare, the United States Congress and state legislatures will likely continue to focus on healthcare reform including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Additionally, third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed healthcare in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may also result in lower prices for or rejection of our products. The cost containment measures that healthcare payors and providers are instituting and the effect of any healthcare reform could cause reductions in the amount of reimbursement available, and could have a materially adverse effect on our revenues and ability to operate profitably.

We are Faced with Intense Competition and Rapid Technological and Industry
Change

         The medical device industry generally, and the urological disease treatment market in particular, are characterized by rapid technological change, changing customer needs, and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as pharmaceutical companies. Many of our competitors are significantly larger than us and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products, including drug-based treatments, that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

We are Dependent on Adequate Protection of our Patent and Proprietary Rights

         We rely on patents, trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights. These legal means, however, afford us only limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors. In addition, litigation may be necessary to enforce our intellectual property rights, to protect our patents and trade secrets and to determine the validity and scope of our proprietary rights. Any litigation would likely result in substantial expense and divert our attention from implementing our business strategy. Furthermore, we cannot assure you that others have not developed or will not develop similar products or manufacturing processes, duplicate any of our products or manufacturing processes, or design around any of our patents.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Intellectual property litigation would likely result in substantial cost to and diversion of effort by us. In addition to being costly, protracted litigation regarding our ability to incorporate intellectual property into our products could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until the litigation is resolved.

We Depend Upon our Cooled ThermoTherapy Systems for all of our Revenues

         All of our revenues are derived from sales of our Cooled ThermoTherapy systems and disposable treatment catheters. As a result, our success is solely dependent upon the success of our Cooled ThermoTherapy systems. To date, our Cooled ThermoTherapy systems have not received widespread market acceptance. If we are unable to commercialize the use of our Cooled ThermoTherapy systems successfully, our business, financial condition and results of operations would be materially and adversely affected.

We Have Limited Manufacturing Experience and We are Dependent Upon a Limited Number of Third-Party Suppliers to Manufacture our Products

         We have contracted with third parties for the production of the Prostatron product line and the Targis System control unit pursuant to written supply agreements. Currently, our third-party supplier of Targis System control units is experiencing production delays related to a warning letter it received from the FDA. If, for any reason, any of our third-party manufacturers are unable or unwilling to manufacture the products for us in the future, we could incur significant delays in obtaining a substitute contract manufacturer. Also, we purchase additional components used in our products from various suppliers and rely on single sources for several components. One such component is obtained from a source that has a patent for the technology. Delays could be caused if supply of this component or other components were interrupted. These delays could be extended in certain situations in which a substitute contract manufacturer or a component substitution would require approval by the FDA of a PMA supplement. The termination or interruption of any of these relationships or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities likely would cause us to be unable to meet customer orders for our products and harm our business.

         We produce the disposable treatment catheter for the Targis System. We have limited experience in manufacturing products in commercial quantities or rapidly scaling up production. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. If we or any of our third-party manufacturers or suppliers experience production problems, we may not be able to locate an alternate manufacturer promptly. Identifying and qualifying alternative suppliers of components take time and involve significant additional costs and may delay the production of our products. The FDA requires us to identify any supplier we use. The FDA may require additional testing of any component from new suppliers prior to our use of these components. The termination of our relationships with these single source suppliers or the failure of these parties to supply us with the components on a timely basis and in sufficient quantities likely would cause us to be unable to meet customer orders for our products in a timely manner or within our budget and harm our business.

We are Dependent on Distributors for International Sales

         To date, a majority of our revenues outside the United States have been derived from sales through third-party distributors. Boston Scientific Corporation had distribution rights through June 2001 for the Targis System in most of the European countries, and Nihon Kohden has exclusive distribution rights to the Targis System in Japan. EDAP has distribution rights to the Prostatron system in Japan. Although we intend to work with our distributors and agents to improve international revenue, we expect only slight growth in international revenue in fiscal 2002 over fiscal 2001. The failure of our distributors to market our products in the international markets effectively or our failure to locate and establish relationships with reputable distributors could have an adverse effect on our ability to achieve penetration of these markets and establish long-term acceptance of Cooled ThermoTherapy.

We are Dependent on Key Personnel

         Failure to attract and retain skilled personnel could hinder our research and development and our sales and marketing efforts. Our future success depends to a significant degree upon the continued services of key technical and senior management personnel, including Michael M. Selzer Jr., our chief executive officer. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. The inability to retain or attract qualified personnel could have a significant negative effect upon our research and development and our sales and marketing efforts and thereby materially harm our business and financial condition.

Government Regulation Can Have a Significant Impact on Our Business

         Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the FDA has broad authority under the federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions that vary from country to country. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive.

         We may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, governmental regulations may be established that could prevent, delay, modify or rescind regulatory approval of our products. Any such position by the FDA, or change of position by the FDA, may adversely impact our business and financial condition. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition to obtaining such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. We may not be able to obtain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition. In addition, the health care industry in the United States is generally subject to fundamental change due to regulatory, as well as political, influences. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include controls on health care spending through limitations on the growth of private purchasing groups and price controls. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

         We, as well as our distributors and health care providers who purchase our products and services, are subject to state and federal laws prohibiting kickbacks or other forms of bribery in the health care industry. We may be subject to civil and criminal prosecution and penalties if we or our agents violate any of these laws.

We May be Negatively Affected by Product Liability and Product Recall

         The manufacture and sale of medical products entails significant risk of product liability claims or product recalls. Our existing insurance coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the clinical trials or sales of our products. We may require increased product liability coverage as our products are commercialized. Insurance is expensive and may not be available on acceptable terms, or at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our products, could have a significant negative effect on our business and financial condition. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

We May Experience Fluctuations in our Future Operating Results

         If our revenue declines in a quarter from the revenue in the previous quarter, our earnings likely will decline or our loss may increase because many of our expenses are relatively fixed. In particular, research and development, marketing, and general and administrative expenses are not affected directly by variations in revenue. In some future quarter or quarters, due to a decrease or shortfall in revenue or for some other reason, our operating results likely will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.

Our Business is Exposed to Risks Related to Acquisitions and Mergers

         As part of our strategy to commercialize our products, we may acquire one or more businesses. On October 1, 2000, we purchased the Transurethral Microwave ThermoTherapy ("TUMT" or "Cooled ThermoTherapy") product line and related patents and technologies from EDAP. We may not be able to integrate our business effectively with any other business we may acquire. The failure to integrate an acquired company or acquired assets into our operations may cause a drain on our financial and managerial resources, and thereby have a significant negative effect on our business and financial results.

         These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses. Furthermore, any physical expansion in facilities due to an acquisition may result in disruptions that seriously impair our business. We are not experienced in managing facilities or operations in geographically distant areas. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Finally, in connection with any future acquisitions, we may incur debt or issue equity securities as part or all of the consideration for the acquired company's assets or capital stock. We may be unable to obtain sufficient additional financing on favorable terms or at all. Equity issuances would be dilutive to our existing shareholders.

Our Stock Price May Fluctuate Significantly

         Our stock price may fluctuate significantly, making it difficult for investors to resell shares at prices they find attractive. The market prices for our securities and securities of other emerging companies in general have historically been highly volatile. Future announcements concerning us or our competitors could cause such volatility including: our operating results, technological innovations or new commercial products, corporate collaborations, government regulation or actions, developments concerning proprietary rights, litigation or public concern as to the safety of our products, investor perception of us and our industry, and general economic and market conditions. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high technology companies in particular, which are often unrelated to the operating performance of these companies.

The Future Sales of Shares of Our Common Stock May Negatively Affect Our Stock Price

         Future sales of our common stock (including shares issued upon the exercise of outstanding options and warrants) could have a significant negative effect on the market price of our common stock. EDAP is the owner of 1,365,000 shares of common stock that are eligible for resale under Rule 144 of the Securities Act of 1933 beginning October 1, 2001. EDAP also has registration rights with respect to its shares in the future. Such sales also might make it more difficult for us to sell equity securities in the future at a time and price that we would deem appropriate.

Anti-Takeover Provisions in Our Articles of Incorporation May Have a Possible Negative Effect on Our Stock Price

         Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. We have in place several anti-takeover measures that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders. Our stock option plans contain provisions that allow for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a "change in control." In addition, we have adopted a shareholder rights plan that would cause substantial dilution to any person or group attempting to acquire our company on terms not approved in advance by our board of directors.

ITEM 2.  PROPERTIES
-------------------

         We lease approximately 37,000 square feet of office, manufacturing and warehouse space in a suburb of Minneapolis, Minnesota. The lease expiration date is March 31, 2003. We believes our facilities will be sufficient to meet our current requirements and that additional space at or near the current location will be available at a reasonable cost if such space is required in the future.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company is not involved in any material pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
-----------------------------------------------------------------------------
         MATTERS
         -------

         Our Common Stock is traded on the NASDAQ Stock Market under the symbol ULGX. The following table sets forth quarterly high and low last-sale prices of our Common Stock for the past two years.

                                           Quarter
Fiscal Year              First       Second      Third       Fourth
-----------              ------------------------------------------

2001            High     $9.00       $13.63     $23.50       $27.79
                Low       3.75         6.88      12.13        18.31
2000            High      4.00         6.13      10.44         6.88
                Low       2.38         2.88       4.00         3.81

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

         To date, we have not declared or paid any cash dividends on our Common Stock and we do not intend to do so in the foreseeable future.

Recent Sales of Unregistered Securities

In June 2001, we received cash proceeds of $2.5 million through the exercise of a warrant held by EDAP to purchase 327,466 shares of our Common Stock. The warrant was issued to EDAP on October 1, 2000, in connection with our acquisition of EDAP's Prostatron product line. We will use the proceeds from the warrant exercise for working capital purposes. We believe the issuance of the shares to EDAP was exempt pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                       For the year ended June 30,
-----------------------------------------------------------------------------------------------------------------------
                                                       2001            2000            1999         1998         1997
-----------------------------------------------------------------------------------------------------------------------
 Statements of Operations Data:                                     (in thousands, except per share data)

 Sales                                            $  15,337      $     8,163       $   6,110    $  11,194    $   5,504
 Cost of goods sold                                   5,804            4,357           5,910        9,162        4,866
                                                  --------------------------------------------------------------------
    Gross profit                                      9,533            3,806             200        2,032          638
                                                  --------------------------------------------------------------------

 Costs and Expenses:
 Research and development                             3,533            3,614           5,106        6,676        5,049
 Sales, general and administrative                   10,799            8,767          10,856        9,049        5,655
 Amortization of intangibles                          1,082                -               -            -            -
                                                  --------------------------------------------------------------------
 Total costs and expenses                            15,414           12,381          15,962       15,725       10,704
                                                  --------------------------------------------------------------------

 Operating loss                                      (5,881)          (8,575)        (15,762)     (13,693)     (10,066)
 Interest income, net                                   746            1,477           1,746        2,056        1,833
 Litigation settlement expense                            -                -               -       (3,376)           -
                                                  --------------------------------------------------------------------
 Net loss                                         $  (5,135)     $    (7,098)      $ (14,016)   $ (15,013)   $  (8,233)
                                                  ====================================================================

 Basic and Diluted:
 Net loss per common share                        $   (0.40)     $     (0.62)      $   (1.24)   $   (1.44)   $   (0.90)
 Weighted average shares used in computing net
    loss per share                                   12,760           11,514          11,346       10,429        9,173

                                                                               June 30,
----------------------------------------------------------------------------------------------------------------------
                                                    2001           2000              1999         1998         1997
----------------------------------------------------------------------------------------------------------------------
 Balance Sheet Data:                                                      (in thousands)
 Cash, cash equivalents and
  available-for-sale securities                   $  14,921      $    23,598       $  28,036    $  36,500    $  26,101
 Working capital                                     14,935           23,131          28,803       41,375       27,013
 Total assets                                        46,860           31,956          38,988       53,489       35,582
 Total liabilities                                    7,351            3,186           3,521        4,152        3,185
 Accumulated deficit                                (68,029)         (62,894)        (55,796)     (41,780)     (26,767)
 Total shareholders' equity                          39,509           28,770          35,467       49,337       32,397

     SELECTED QUARTERLY FINANCIAL DATA
     ---------------------------------

                                                  Year Ended June 30, 2001
                                         -----------------------------------------------
                                            First      Second      Third       Fourth
                                           Quarter    Quarter     Quarter     Quarter
                                         -----------------------------------------------
                                              (in thousands, except per share data)
Revenue                                       $1,935      $3,202      $4,509      $5,691
Gross profit                                   1,097       1,997       2,794       3,645
Net loss                                      (1,460)     (1,607)     (1,214)       (854)
Basic and diluted net loss per share          $(0.13)     $(0.12)     $(0.09)     $(0.06)

                                                  Year Ended June 30, 2000
                                         -----------------------------------------------
                                            First      Second      Third       Fourth
                                           Quarter    Quarter     Quarter     Quarter
                                         -----------------------------------------------
                                              (in thousands, except per share data)
Revenue                                       $1,910      $1,921      $2,327      $2,005
Gross profit                                     757         809       1,114       1,126
Net loss                                      (2,031)     (1,813)     (1,623)     (1,631)
Basic and diluted net loss per share          $(0.18)     $(0.16)     $(0.14)     $(0.14)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The following discussion and analysis of Urologix' financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

            Cautionary Statement Regarding Forward-Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing Cooled ThermoTherapy(TM) procedures are able to obtain third-party reimbursement; changes in the reimbursement environment; market acceptance and the rate of adoption of Cooled ThermoTherapy for the treatment of benign prostatic hyperplasia (BPH) by the medical community; the ability of our key suppliers to provide product; the ability to integrate the recently acquired Prostatron product line into our operations; the impact of competitive treatments, products and pricing; and the effectiveness of our sales and marketing organization as well as the factors set forth under "Cautionary Statements About Factors That May Affect Future Operations and Our Stock Price". We do not take responsibility for updating such forward-looking statements to reflect events that arise after the date of this report.

OVERVIEW

         Urologix, Inc., based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

         We have developed and offer non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of BPH, a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis(TM) and Prostatron(R) names. Both systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician's office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH that is superior to medication without the complications and side effects inherent in clinically surgical procedures and, as such, is well-positioned to address the needs of physicians, patients and payers.

         Third-party reimbursement is essential to acceptance of the Cooled ThermoTherapy procedure. We estimate that 60% to 80% of patients who receive treatment in the United States are eligible for Medicare coverage, making Medicare reimbursement critical for widespread market acceptance in the United States. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or be private-paying patients.

         The rate of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Through July 31, 2000, Medicare had reimbursed hospitals on a reasonable cost basis for each Cooled ThermoTherapy procedure performed. Under the reasonable cost basis of reimbursement, Medicare reimbursed all reasonable costs the hospital incurred in conducting the procedures. Beginning August 1, 2000, the Center for Medicare and Medicaid Services ("CMS"), which administers Medicare, replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures with a new fixed rate or "prospective payment system." Under this new method of reimbursement, a hospital receives a fixed reimbursement for each procedure performed in its facility.

            Medicare began to reimburse for Cooled ThermoTherapy procedures performed in a physician's office on a fixed-rate basis on January 1, 2001. The change was a significant milestone, as it marked the first time patients were covered directly by Medicare for in-office Cooled ThermoTherapy procedures. We believe that this change in reimbursement allows Cooled ThermoTherapy treatments to be performed in the environment the technology was designed to serve and will lead to increased demand for our products.

            With the recent changes in reimbursement rates and site of care for which Medicare will reimburse procedures, we are in a period of transition. We will continue to support our hospital-based business while making the preparations necessary to service and accelerate the volume of business in urologists' offices. Our strategy will continue to focus on generating physician access to and awareness of Cooled ThermoTherapy while creating patient demand by providing education on the benefits of the treatment.

            We will continue to market our products through a direct sales force in the United States and utilize a network of distributors and agents internationally.


Results of Operations

         Fiscal Years Ended June 30, 2001 and 2000

         Net sales for fiscal 2001 increased $7.2 million or 88% to $15.3 million, compared to sales of $8.2 million in the prior fiscal year. The growth in sales was the direct result of a favorable reimbursement change that allowed physicians to perform Cooled ThermoTherapy in their office, and approximately $6.2 million increase in sales generated by the acquisition of the Prostatron Cooled ThermoTherapy product line from EDAP TMS S.A ("EDAP"). Domestic revenue increased by 72% over fiscal 2000 to $13.6 million, fueled by an 143% increase in domestic disposable sales. We are continuing to offer our "per procedure" rental program to generate rapid acceptance and adoption of Cooled ThermoTherapy. This rental program is designed to provide physicians easy access to Cooled ThermoTherapy on a trial basis without a large capital commitment. At the end of the trial period, the physician or hospital can purchase the unit, extend the trial or transition to a mobile service provider. To date, the majority of control units we have sold have been "per procedure" rental program units that were purchased at the completion of the trial period.

         International sales for fiscal 2001 increased $1.5 million to $1.7 million compared to sales of approximately $300,000 in the prior fiscal year. The growth in sales was primarily attributable to sales of Prostatron products, both disposable procedure kits and equipment, acquired from EDAP.

         Due to a production shutdown at a third-party supplier, we expect Targis System control units to go into backorder during the first half of fiscal 2002. As a result, revenue forecasts have been reduced during the first two quarters of fiscal 2002 to coincide with the expected resolution of the third-party supplier issue. We expect revenue for the first two quarters of fiscal 2002 to be fairly consistent with the fourth quarter of fiscal 2001, with sequential growth in revenue beginning in the third and fourth quarters following the anticipated resolution of Targis System control unit supply issues. The Targis System control unit is the only product affected by the shutdown at the third-party supplier.

         Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and disposable procedure kits. Cost of goods sold increased to $5.8 million in fiscal 2001 compared to $4.4 million in fiscal 2000 due to higher sales volume. Gross profit as a percentage of sales increased to 62% in fiscal 2001 from 47% in fiscal 2000 due primarily to continued manufacturing process improvements, increased production volumes, decreased raw material costs and the elimination of royalties previously paid to EDAP.

         Sales, general and administrative expenses increased to $10.8 million from $8.8 million in the prior fiscal year. The increased expenses were primarily attributable to the expansion of our direct sales force, investments in customer training, advertising and expenditures related to the integration of acquired Prostatron products. We expect sales and marketing expenses to continue to increase as we intensify our efforts to generate awareness and acceptance of Cooled ThermoTherapy.

         Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $3.5 million in fiscal 2001 from $3.6 million in the prior fiscal year. The slight decrease in research and development expenses resulted from reduced clinical study activity offset by increased staffing. We expect research and development expenses to increase as we begin clinical trials on our next generation of Cooled ThermoTherapy treatment catheters.

         Amortization of goodwill and other intangible assets was $1.1 million for fiscal 2001. The amortization of goodwill and other intangible assets was a result of the purchase of the Prostatron product line from EDAP in October 2000. In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement 141, "Business Combinations," and Statement 142, "Goodwill and Other Intangible Assets," (collectively, "the Statements"). The Statements eliminate the pooling of interests method of accounting for business combinations and the systematic amortization of goodwill. We intend to adopt the Statements during the first quarter of fiscal 2002 and estimate that this will reduce fiscal 2002 amortization expense, on a pretax basis, by approximately $500,000 to $600,000.

         Net interest income decreased to $746,000 during fiscal 2001 from $1.5 million in the prior fiscal year. The decrease was primarily attributable to lower interest income due to lower cash and investment balances as well as higher interest expenses resulting from debt assumed in the EDAP product line acquisition.

Fiscal Years Ended June 30, 2000 and 1999

         Sales increased to $8.2 million in fiscal 2000 from $6.1 million in fiscal 1999, due primarily to increased sales of Targis System procedure kits in the United States. U.S. sales grew to $7.9 million in fiscal 2000 from $5.6 million in 1999, while international sales decreased to $300,000 in fiscal 2000 from $500,000 in 1999. The increase in U.S. procedure kits sales was primarily the result of the "per procedure" sales and marketing business model implemented in March of 1999. International sales decreased in fiscal 2000 due to existing inventories of our products held by our international distributors.

         Cost of goods sold decreased to $4.4 million in fiscal 2000 compared to $5.9 million in fiscal 1999. Cost of goods sold was adversely affected by two events in fiscal 1999. First, as a result of a downward revision to forecasted sales, we established a reserve of $1.3 million for excess inventory. Second, we operated under a reduced production schedule, as production was transitioned to a new catheter design, resulting in the allocation of overhead over a lower production volume. Gross profit as a percentage of sales increased to 47% in fiscal 2000 from 3% in fiscal 1999, due primarily to improved manufacturing efficiency, decreased product cost and the impact of the two events noted above.

         Research and development expenses decreased to $3.6 million in fiscal 2000 from $5.1 million in fiscal 1999, due primarily to reductions in staffing, lower clinical study expenses and lower product development expenses.

         Sales, general and administrative expenses decreased in fiscal 2000 to $8.8 million from $10.9 million in fiscal 1999. These expenses for fiscal 1999 include a $1.6 million charge incurred in connection with the operational realignment. Excluding the impact of this charge, expenses decreased primarily as a result of reductions in administrative staffing and decreased international sales and marketing expenses, which were partially offset by increased investment in U.S. sales and marketing efforts.

         Interest income decreased to $1.5 million for fiscal 2000 from $1.7 million in fiscal 1999, due primarily to lower cash and investment balances.


Liquidity and Capital Resources

         We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy systems. As of June 30, 2001, we had total cash, cash equivalents and available-for-sale securities of $14.9 million and working capital of $14.9 million.

         During fiscal 2001, we used $3.8 million in operating activities, primarily as a result of our net loss of $5.1 million, which was offset by depreciation and amortization of $1.9 million. We used approximately $200,000 in investing activities, primarily reflecting the $7.6 million of cash used in the acquisition of the Prostatron product line and net purchases of equipment of approximately $900,000, offset by the net sale of $8.3 million in investment securities. We generated proceeds of $3.5 million in financing activities during fiscal 2001, reflecting $3.7 million received through the issuance of common stock, offset by $263,000 in payments on capital lease obligations.

         In January 2000, we amended the International Distribution Agreement with Boston Scientific Corporation. Under the amended agreement, Boston Scientific compensated us for market development services by shipping and transferring title of a defined number of Targis System control units held in Boston Scientific's inventory to us. The agreement with Boston Scientific ended on June 30, 2001.

         On October 1, 2000, we paid $7.6 million in cash to EDAP in connection with the acquisition of EDAP's Cooled ThermoTherapy product line, related patents and technologies. This acquisition was funded through existing cash balances and the issuance of common stock and warrants to purchase common stock.

         As part of the acquisition, we agreed to assume approximately $1.5 dollars in lease obligations related to control units located at customer sites within the United States. This obligation will be paid over 40 months in monthly installments of $54,000. Additionally, we issued a promissory note to pay EDAP $575,000 plus interest on December 30, 2003.

         In June 2001, we received proceeds of $2.5 million through the exercise of a warrant held by EDAP to purchase 327,466 shares of our common stock. We issued the warrant to EDAP on October 1, 2000, in connection with our acquisition of EDAP's Cooled ThermoTherapy product line. We will use the proceeds from the warrant exercise for working capital purposes.

         As of June 30, 2001, we did not have any significant purchase commitments.

         We expect to continue to incur additional losses and will use our working capital as we incur expenses related to our sales, marketing, and research and development activities. In addition, we plan to continue offering customers a per procedure rental program. Depending on the growth of this program, we may use substantial capital to finance the units rented by customers.

         Although we believe that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months, there can be no assurance that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         Our financial instruments include cash and cash equivalents. The fair value of our financial investment portfolio at June 30, 2001, approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

         Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

         Our policy is not to enter into derivative financial instruments. We do not have any significant foreign currency exposure since we do not generally transact business in foreign currencies. Therefore, we do not have significant overall currency exposure. In addition, we do not enter into any futures or forward contracts and, therefore, do not have significant market risk exposure with respect to commodity prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The following financial statements are included in the Form 10-K.

                                                                                                              Page
                                                                                                              ----
         Report of Independent Public Accountants............................................................. 26
         Balance Sheets as of June 30, 2001 and 2000 ..........................................................27
         Statements of Operations for the years ended June 30, 2001, 2000 and 1999 ............................28
         Statements of Shareholders' Equity and Comprehensive Income (Loss) for the
              years ended June 30, 2001, 2000 and 1999.........................................................29
         Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999.............................30
         Notes to Financial Statements.........................................................................31

Report of independent public accountants


To Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (a Minnesota corporation) as of June 30, 2001 and 2000, and the related statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP

Minneapolis, Minnesota
July 31, 2001

                                Urologix, Inc.
                                Balance Sheets
                     (In thousands, except per share data)

                                                                                      June 30
                                                                                --------------------
                                                                                2001            2000
                                                                                ----            ----
ASSETS
    Cash and cash equivalents                                               $       26     $       459
    Available-for-sale securities                                               14,895          23,139
    Accounts receivable, net of allowance of $396 and $285                       3,284           1,027
    Inventories, net                                                             2,203           1,454
    Prepaids and other current assets                                              439             238
------------------------------------------------------------------------------------------------------
         Total current assets                                                   20,847          26,317
------------------------------------------------------------------------------------------------------
Property and equipment:
    Machinery, equipment and furniture                                           6,847           5,259
    Less accumulated depreciation                                               (4,240)         (3,580)
------------------------------------------------------------------------------------------------------
         Property and equipment, net                                             2,607           1,679
Deposits and other assets                                                        3,003           3,960
Goodwill and other intangible  assets,  net of amortization of $1,082 and       20,403               -
$0
------------------------------------------------------------------------------------------------------
         Total assets                                                       $   46,860     $    31,956
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $    1,781     $     1,084
    Accrued expenses                                                             1,566           1,488
    Current portion of lease obligation                                            419               -
    Deferred income                                                              2,146             614
------------------------------------------------------------------------------------------------------
         Total current liabilities                                               5,912           3,186
------------------------------------------------------------------------------------------------------
Long-term debt                                                                     575               -
Long-term lease obligation                                                         864               -
------------------------------------------------------------------------------------------------------
         Total liabilities                                                       7,351               -
------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)
Shareholders' equity:
    Common stock, $.01 par value, 25,000 shares authorized; 13,630 and
      11,608 shares issued and outstanding                                         136             116
    Additional paid-in capital                                                 107,397          91,583
    Accumulated deficit                                                        (68,029)        (62,894)
    Accumulated other comprehensive income (loss)                                    5             (35)
------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                             39,509          28,770
------------------------------------------------------------------------------------------------------
         Total liabilities                                                  $   46,860     $    31,956
======================================================================================================

 The accompanying notes to financial statements are an integral part of these balance sheets.

                                Urologix, Inc.
                           Statements of Operations
                     (In thousands, except per share data)

                                                                  For the Years Ended June 30
                                                             ------------------------------------
                                                                 2001         2000          1999
                                                             ----------    ---------    ---------
SALES                                                        $   15,337    $   8,163    $   6,110

COST OF GOODS SOLD                                                5,804        4,357        5,910
                                                             ----------    ---------    ---------
     Gross profit                                                 9,533        3,806          200
                                                             ----------    ---------    ---------

COSTS AND EXPENSES
   Research and development                                       3,533        3,614        5,106
   Sales, general and administrative                             10,799        8,767       10,856
   Amortization of goodwill and other intangible assets           1,082            -            -
                                                             ----------    ---------    ---------
               Total costs and expenses                          15,414       12,381       15,962
                                                             ----------    ---------    ---------

OPERATING LOSS                                                   (5,881)      (8,575)     (15,762)

INTEREST INCOME                                                     993        1,477        1,749
INTEREST EXPENSE                                                   (247)           -           (3)
                                                             ----------    ---------    ---------
NET LOSS                                                     $   (5,135)   $  (7,098)   $ (14,016)
                                                             ==========    =========    =========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                  $    (0.40)   $   (0.62)   $   (1.24)
                                                             ==========    =========    =========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING (Note 2)                          12,760       11,514       11,346
                                                             ==========    =========    =========


 The accompanying notes to financial statements are an integral part of these statements.

                                Urologix, Inc.
      Statements of Shareholders' Equity and Comprehensive Income (Loss)
                     (In thousands, except per share data)

                                                                                             Accumulated
                                                  Common Stock     Additional                   Other         Total
                                               ------------------   Paid-In    Accumulated  Comprehensive  Shareholders'
                                               Shares      Amount   Capital      Deficit    Income (Loss)     Equity
                                               -------------------------------------------------------------------------
     Balance, June 30, 1998                       11,240   $ 112    $ 91,016   $ (41,780)       $(12)      $  49,336
        Change in unrealized losses
           on investments                              -       -           -           -          10              10
          Net loss                                     -       -           -     (14,016)          -         (14,016)
                                                                                                           ---------
          Comprehensive loss                           -       -           -           -           -         (14,006)
          Stock options exercised                    159       2          69           -           -              71
          Stock awards, net of related
           amortization                               30       -          65           -           -              65
                                               -------------------------------------------------------------------------
     Balance, June 30, 1999                       11,429     114      91,150     (55,796)         (2)         35,466
        Change in unrealized losses
           on investments                              -       -           -           -         (33)            (33)
       Net loss                                        -       -           -      (7,098)          -          (7,098)
                                                                                                           ---------
       Comprehensive loss                              -       -           -           -           -          (7,131)
       Stock options exercised                       147       2         313           -           -             315
       Stock awards, net of related
        amortization                                  32       -         120           -           -             120
                                               -------------------------------------------------------------------------
     Balance, June 30, 2000                       11,608     116      91,583     (62,894)        (35)         28,770
        Change in unrealized gains
           on investments                              -       -           -           -          40              40

       Net loss                                        -       -           -      (5,135)          -          (5,135)
                                                                                                           ---------
       Comprehensive loss                              -       -           -           -           -          (5,095)
       Value of options issued to consultants          -       -         172           -           -             172
       Stock options and warrants exercised          633       6       3,663           -           -           3,669
       Issuance of common stock for acquisition,
          net                                      1,365      13      11,896           -           -          11,909
       Stock awards, net of related
          amortization                                24       1          83           -           -              84
                                               -----------------------------------------------------------------------
     Balance, June 30, 2001                       13,630   $ 136    $107,397   $ (68,029)       $  5       $  39,509
                                               =======================================================================

    The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                            Statements of Cash Flows
                                 (In thousands)

                                                                                  For the Years Ended June 30
                                                                               -------------------------------------
                                                                                 2001          2000         1999
                                                                               ----------- ----------    -----------
OPERATING ACTIVITIES
   Net loss                                                                     $  (5,135)  $ (7,098)    $ (14,016)
   Adjustments to reconcile net loss to net cash used for operating activities net of effects of acquisition
         Depreciation and amortization                                              1,949      1,516         1,469
         Value of options issued to consultants                                       172          -             -
         Loss on disposal of assets                                                     -          -           773
         Change in operating items
            Accounts receivable                                                    (1,333)       233         2,753
            Inventories                                                                (3)       982         1,877
            Prepaids and other assets                                               1,695        350           156
            Accounts payable and accrued expenses                                  (1,100)      (324)         (605)
                                                                               ----------  ---------    ----------
                       Net cash used for operating activities                      (3,755)    (4,341)       (7,593)
                                                                               ----------  ---------    ----------

INVESTING ACTIVITIES
   Purchase of property and equipment                                                (873)      (487)         (991)
   Purchase of securities                                                        (114,063)   (55,620)      (37,535)
   Proceeds from sales of securities                                              122,346     59,826        45,784
   Cash paid for acquisition, net of cash acquired                                 (7,578)         -             -
                                                                               ----------  ---------    ----------
                       Net cash provided by (used for) investing activities          (168)     3,719         7,258
                                                                               ----------  ---------    ----------

FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net                                      3,753        435           136
   Payments made on capital lease obligations                                        (263)       (12)          (26)
                                                                               ----------  ---------    ----------
                       Net cash provided by financing activities                    3,490        423           110
                                                                               ----------  ---------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (433)      (199)         (225)

CASH AND CASH EQUIVALENTS
   Beginning of year                                                                  459        658           883
                                                                               ----------  ---------    ----------
   End of year                                                                  $      26   $    459     $     658
                                                                               ==========  =========    ==========

    The accompanying notes to financial statements are an integral part of these statements.

                                 UROLOGIX, INC.
                          Notes to Financial Statements

1.   Nature of Business

Description of Operating Activities

Urologix, Inc. ("Urologix" or the "Company") was organized to research, develop, manufacture and market innovative devices for the treatment of benign prostatic hyperplasia (BPH) and other urological disorders. We have developed and offer non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of BPH, a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis(TM) and Prostatron(R) names. Both systems utilize Cooled ThermoTherapy(TM), a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician's office or an outpatient clinic.

Prior to fiscal 1997, we were considered a development stage enterprise, having devoted substantially all of our efforts to proprietary product development and selling the Targis System to international distributors. These early efforts also included raising capital, performing clinical trials and developing commercial markets. Although we began actively selling our products in 1997 and no longer consider ourselves to be in the development stage, we have not operated profitably to date, and there are no assurances that we will operate profitably in the future.

2.   Significant Accounting Policies

Cash and Cash Equivalents
We classify highly liquid investments with original maturities of 90 days or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Available-for-Sale Securities
We invest in money market funds and U.S. government and investment-grade corporate debt or equity securities with original maturities ranging from 91 days to two years. These investments are considered to be available for sale and are stated at market value, with the resulting unrealized gains or losses reported as a component of comprehensive loss in the statement of shareholders' equity. The unrealized gains and losses were not material as the fair value approximates amortized costs. The gross realized gains and losses on sales of available-for-sale securities were not material for the years ended June 30, 2001, 2000 and 1999. Current available for sale securities are quoted at their estimated fair value based on current market quotes.

Revenue Recognition
Revenue from product sales is recognized at the time of shipment, net of estimated returns, which also are provided for at the time of shipment. Deferred revenue for warranty service contracts is recognized over the contract period. Revenue from equipment rental through our "per procedure" fee program is recognized at the time of treatment.

Major Suppliers
We obtain our Targis and Prostatron control units and the Prostatron Prostaprobe from single sources. If the supply of a single-sourced product were to be delayed or curtailed, our ability to ship related products in desired quantities and in a timely manner could be adversely affected. Our business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. We have a supply agreement with Colorado MEDtech Inc., to manufacture the Targis control unit through 2003. Colorado MEDtech has experienced production delays related to a warning letter they received from the U.S. Food and Drug Administration (FDA) in January 2001 concerning compliance with the FDA's quality system regulation in Colorado MEDtech's Longmont, Colorado, facility. Although Colorado MEDtech has undertaken an effort to address the deficiencies noted by the FDA, there can be no assurance that they will be able to begin production before substantial delays in the delivery of Targis control units occurs.

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

Inventories
Inventories are stated at the lower of first-in, first-out cost or market, net of reserves, and consist of (in thousands):

                                       June 30, 2001         June 30, 2000
     ---------------------------------------------------------------------------

     Raw materials                      $  1,041             $    444
     Work-in-process                         385                  210
     Finished goods                          777                  800
     ---------------------------------------------------------------------------
                                        $  2,203             $  1,454
     ===========================================================================

Goodwill and Other Intangible Assets
Goodwill represents excess of the cost over the fair value of net assets of acquired businesses while other intangible assets consist primarily of purchased technology and customer base. Goodwill and intangible assets are being amortized using the straight-line method over their estimated useful lives, ranging from 14 to 15 years. We periodically review goodwill and other intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable, based on an undiscounted cash flow analysis. No impairment charges have been recognized to date or are anticipated.

Recently Issued Accounting Standards
In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 is effective for years beginning after December 15, 1999, and was adopted by us in the fiscal year beginning July 1, 2000. SAB 101 did not have a significant effect on our operating results, financial position or cash flows.

Effective January 1, 2001, we have adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 did not have any impact on our consolidated statements of operations or balance sheets.

On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved for issuance SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." Major provisions of these statements are as follows: All business combinations initiated after June 30, 2001, must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; and goodwill and intangible assets with indefinite lives are not amortized but tested for impairment at least annually. We intend to adopt the statements during the first quarter of fiscal 2002 and estimate that the adoption of the statements will reduce fiscal 2002 amortization expense, on a pretax basis, by approximately $500,000 to $600,000.

Property and Equipment
Property and equipment are stated at cost. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over their remaining useful lives. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment and furniture. Leasehold improvements are amortized over the term of the lease.

Deposits and Other Assets
Other assets consist of prepaid royalties resulting from patent licensing agreements. The agreements require us to pay a royalty on sales of equipment. The license fees and amounts we prepaid are charged to expense as sales are recognized.

Warranty Costs
Certain of our products are covered by warranties against defects in material and workmanship for periods of up to twelve months. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience.

Research and Development Costs
Research and development costs are charged to expense as incurred.

Net Loss Per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding because the effect would be antidilutive.

Financial Instruments
The carrying amount of our financial instruments approximates fair value, as the majority of these instruments are short-term in nature. The fair values of our long-term debt approximates carrying value based on quoted current rates offered to us for debt of the same remaining maturities.

3.   Acquisition of Certain Assets From EDAP

On October 1, 2000, we purchased the Prostatron Cooled ThermoTherapy product line and related patents and technologies from EDAP TMS S.A., a French corporation; EDAP Technomed, a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively "EDAP"). We paid total consideration of $7,988,000 in cash, and issued 1,365,000 shares of common stock and a five-year warrant to purchase 327,466 shares of Urologix common stock at a price of $7.725 per share. We also agreed to assume approximately $1.5 million in lease obligations related to equipment located at customer sites and issued a promissory note to pay EDAP $575,000 plus accrued interest at a compound annual rate of 6.31% on December 30, 2003.

We accounted for the acquisition of the Prostatron product line and related patents and technologies using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on the determination of the fair value of the assets purchased and liabilities assumed. Amounts assigned to intangible assets include $7.5 million for developed technologies, which will be amortized over 15 years; $2.3 million for customer base, which will be amortized over 14 years; and $1.2 million for trademarks, which will be amortized over 15 years. The purchase price and related acquisition costs exceeded the values assigned to the identifiable tangible and intangible net assets by approximately $10.5 million, which was allocated to goodwill and will be amortized over 15 years.

The statements of operations include the operating results of the acquired business only since the date of acquisition beginning on October 1, 2000. The following unaudited pro forma condensed results of operations for the periods ended June 30, 2001 and 2000, have been prepared as if the transaction occurred on July 1, 2000 and 1999, respectively, (in thousands, except per share data):

                                                      Year Ended June 30,
                                                   2001                2000
     -----------------------------------------------------------------------
     Revenues                                   $18,098             $15,346
     Operating loss                              (8,014)            (12,762)
     Net loss                                    (7,555)            (11,907)
     Net loss per share                         $ (0.58)            $ (0.92)

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on July 1, 2000 or 1999, or of future results of operations.

4.   Income Taxes

A reconciliation of our statutory tax rate to the effective rate is as follows:

                                                       2001        2000       1999
     ----------------------------------------------------------------------------------
        Federal statutory rate                           34%          34%        34%
        State taxes, net of federal tax benefit           6            6          6
        Valuation allowance                             (40)         (40)       (40)
     ----------------------------------------------------------------------------------
                                                          -%           -%         -%
     ==================================================================================

As of June 30, 2001, we had net operating loss carryforwards of approximately $68,000,000 for federal income tax purposes that are available to offset future taxable income through the year 2021. Certain restrictions caused by the change in ownership resulting from sales of stock will limit annual utilization of the net operating loss carryforwards. A valuation allowance equal to the full amount of the related net deferred tax assets has been established due to the uncertainty of its realization.

The components of our deferred tax assets for the years ended June 30 are as follows (in thousands):

                                                         2001          2000          1999
     ----------------------------------------------------------------------------------------------
        Net operating loss carryforwards            $    27,193   $    25,204   $   22,082
        Temporary deductible differences                    656           715          720
        Valuation allowance                             (27,849)      (25,919)     (22,802)
     ----------------------------------------------------------------------------------------------
                                                    $         -   $         -   $        -
     ==============================================================================================

5.   Supplemental cash flow information

     Selected cash payments and non-cash activities for the years ended June 30 were as follows (in thousands):

                                                                   2001           2000
     ----------------------------------------------------------------------------------
          Cash paid for interest                              $     220         $    1
                                                              =========         ======

     Non-cash investing activities:
           Equity capital issued for acquisition              $  11,909         $    -
     Details of acquisition:
           Fair value of assets acquired                      $  25,425         $    -
           Liabilities assumed                                   (4,953)             -
           Issuance of debt                                        (575)             -
           Stock issued                                         (11,909)             -
     ----------------------------------------------------------------------------------
           Cash paid                                              7,988              -
     Less cash acquired                                            (410)             -
     ----------------------------------------------------------------------------------
     Net cash paid for acquisition                            $   7,578        $     -
     ==================================================================================

6.   Deferred Income

     Deferred income as of June 30
     (in thousands)                                            2001             2000
     --------------------------------------------------------------------------------
     Deferred royalty income                                 $1,814            $   -
     Other deferred income                                      332              614
     --------------------------------------------------------------------------------
                                                             $2,146            $ 614
     ================================================================================

Deferred royalty income consists of a prepaid non-exclusive license that EDAP had previously granted to a third party for the use of technologies we acquired through the acquisition of EDAP's Cooled ThermoTherapy product line. Deferred royalty income will be recognized based on sales in future years of products incorporating the licensed technologies. Deferred royalty income is recognized as the greater of amounts due based on actual sales or amortization of the license fee over the remaining license period of ten years.

Other deferred income relates to prepayments made to us under an international distribution agreement and on warranty service contracts. Deferred revenue for the international distribution agreement and the warranty service contracts is recognized over the contract period ranging from 12 to 36 months.

7.   Long-Term Debt and Lease Obligation

     We assumed the long-term lease obligation for capital equipment through our acquisition of EDAP's Cooled ThermoTherapy product line. Amounts due will be repaid in monthly installments of $54,000 including interest at a rate of approximately 22% through January 2004. Term debt is an unsecured $575,000 promissory note that was issued to EDAP at the time of the acquisition and accrues interest at a compound annual rate of 6.31%. Both the principal and accrued interest are due on December 30, 2003.

     Long-term debt as of June 30 consisted of the
     following (in thousands):                                        2001            2000
     --------------------------------------------------------------------------------------
     Term debt                                                      $  575          $    -
     Long-term lease obligation                                      1,283               -
     Less current portion                                             (419)              -
     --------------------------------------------------------------------------------------
       Total long-term debt                                         $1,439               -
     ======================================================================================

8.   Stock Options

     We have a stock option plan ("Stock Option Plan") that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of June 30, 2001, we reserved 2,950,910 shares of common stock under this plan, and 545,588 shares were available for future grants. Options expire seven to ten years from the date of grant and are subject to varying vesting schedules. Under the current terms of our Stock Option Plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 5,000 shares of common stock at a price equal to fair market value on the date of grant. The options are immediately exercisable on the date of grant and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of Urologix.

Shares subject to option are summarized as follows:

                                                                  Weighted
                                                                  Average
                                                      Stock       Exercise
                                                     Options       Price
                                                  ------------  -----------
Balance at June 30, 1998                             1,020,774       $ 8.23
   Options granted                                   1,359,421         3.69
   Options canceled                                   (939,585)        8.64
   Options exercised                                  (159,224)         .44
                                                  ------------  -----------
Balance at June 30, 1999                             1,281,386         3.81
   Options granted                                     891,826         3.31
   Options canceled                                   (452,784)        3.69
   Options exercised                                  (146,784)        2.14
                                                  ------------  -----------
Balance at June 30, 2000                             1,573,644         3.72
   Options granted                                     469,593         7.31
   Options canceled                                   (132,425)        3.86
   Options exercised                                  (305,142)        3.74
                                                  ------------  -----------
Balance at June 30, 2001                             1,605,670       $ 4.75
                                                  ============  ===========
Options exercisable at June 30, 2001                   619,303       $ 4.39
                                                  ============  ===========

We account for stock options under the provisions of Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation," the net loss and loss per share would have been increased to the following pro forma amounts (in thousands):

                                            2001         2000         1999
                                         ----------   ----------   ----------

Net loss                As reported        $ (5,135)   $  (7,098)   $ (14,016)
                        Pro forma            (7,823)      (9,321)     (15,851)

Net loss per share      As reported        $  (0.40)   $   (0.62)   $   (1.24)
                        Pro forma             (0.61)       (0.81)       (1.40)

For purposes of calculating the above required disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 4.82%, 6.30% and 6.16%; no expected dividend yield; expected volatility of 85.2% in 2001, 69.27% in 2000 and 70.83% in 1999; and expected lives of four years in 2001 and lives of seven years in 2000 and 1999.

The weighted average fair value of options granted during 2001, 2000 and 1999 was $4.76, $2.40 and $2.62, respectively. Options outstanding at June 30, 2001, have an exercise price between $0.40 and $24.30, a weighted average exercise price of $4.75 and a weighted average remaining contractual life of eight years.

Employee Stock Purchase Plan
We established an Employee Stock Purchase Plan (the "Plan") and have reserved 100,000 common shares for issuance under the Plan. Under the terms of the Plan, employees may purchase common shares at prices to be determined by the Company's board of directors, ranging from 85% to 100% of the shares' fair market value. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10% of the participant's base pay, as defined. As of June 30, 2001, 78,767 shares have been issued under the Plan since inception for gross proceeds of $336,140.

9.   Commitments and Contingencies

401(k) Plan
The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions of up to 20% of their compensation. Company matching contributions are discretionary and none have been made to date.

Leases
The Company leases its facility and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2003. Rent expense related to operating leases was approximately $280,000, $280,000 and $195,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Future minimum lease commitments under noncancelable operating leases with initial remaining terms of one year or more are as follows as of June 30, 2001(in thousands):

                                         Operating Leases
        -------------------------------------------------------
        Fiscal year:
           2002                                      $297
           2003                                       206
        -------------------------------------------------------
                                                     $503
        =======================================================

10.  Geographic Segment Data

     Our business activities include the design, development, marketing and sales of Cooled ThermoTherapy products and have been organized into one operating segment. Our domestic operations primarily consist of product development, sales and marketing. Our foreign operations consist of a direct sales representative and a network of distributors. There were no long-lived assets located outside of the United States. Revenue is attributed to geographic areas based on the location of the customers.

Revenue by geographic area for the years ended June 30 is as follows (in thousands):

                            2001           2000           1999
                     ----------------------------------------------
      United States         $ 13,574        $ 7,899         $5,604
      Europe                     687            201            134
      Asia                     1,076             63            372
                     ----------------------------------------------
      Total                 $ 15,337        $ 8,163         $6,110
                     ==============================================

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------------

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information required under this item is contained in the sections entitled "Executive Compensation and other Information" and "Employment Agreements" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)  Documents filed as part of this report.
     --------------------------------------
     (1)   Financial Statements. The financial statements of the Company are
           --------------------
           listed at Item 8 of this Form 10-K.
     (2)   Financial Statement Schedules for years ended June 30, 2001, 2000 and
           ---------------------------------------------------------------------
           1999. No schedules are required in connection with the filing of
           ----
           this Form 10-K.
     (3)   Exhibits
           --------
           3.1      Amended and Restated Articles of Incorporation. (1)
           3.2      Amended and Restated Bylaws of the Company. (2)
           4.1 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (3)
           4.2 Form of Rights Agreement dated January 14, 1997, between Urologix, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent (3)
           10.1*    Amended and Restated Urologix, Inc. 1991 Stock Option Plan
                    (4)
           10.2* Employment Agreement dated November 10, 1998, between the Company and Michael M. Selzer, Jr. (5)
           10.2.1* Stock Option Agreement between the Company and Michael M. Selzer Jr. (6)
           10.3 Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995(1)
           10.4* Agreement dated November 5, 1993, between the Company and Dr. David C. Utz, including supplemental letter agreements dated November 2, 1994, and July 31, 1995 (1)
           10.4.1* Letter agreement dated August 4, 1999, between the Company and Dr. David C. Utz (5)
           10.5** Asset Purchase Agreement dated October 1, 2001, among the Company, EDAP TMS S.A., Technomed Medical Systems S.A., and EDAP Technomed Inc. (7)
           10.6* Form of Change In Control Agreement between the Company and its Executive Officers executed during the fiscal year ended June 30, 2001.
           23.1     Consent of Arthur Andersen LLP
     *     Indicates Compensation Plan
     ** Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2
     (1) Incorporated by reference from the Urologix, Inc. Registration Statement on Form S-1, File No. 333-3304.
     (2) Incorporated by reference from the Urologix, Inc. Form 10-Q for the quarter ended March 31, 2001
     (3) Incorporated by reference from the Urologix, Inc. Registration Statement on Form 8A, File No. 000-2844, filed on January 16, 1997.
     (4) Incorporated by reference from Urologix, Inc. Registration Statement on Form S-8, File No. 333-53634.
     (5) Incorporated by reference from the Urologix, Inc. Form 10-K for the year ended June 30, 1999.
     (6) Incorporated by reference from the Urologix, Inc. Registration Statement on Form S-8, File No. 333-84869.
     (7) Incorporated by reference from the Urologix, Inc. Form 8-K dated October 11, 2001.

(b)  Reports on Form 8-K. There were no reports on Form 8-K filed during the
     -------------------
     fourth quarter of the fiscal year ended June 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UROLOGIX, INC.

                                       By: /s/ Michael M. Selzer Jr.
                                          --------------------------------
                                       Michael M. Selzer Jr., President,
                                       Chief Executive Officer and Director

     Each person whose signature appears below hereby constitutes and appoints Michael M. Selzer Jr. and Christopher R. Geyen, and each of them his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities indicated on September 13, 2001.

         Signature                           Title
-------------------------------------------------------------------------------

   /s/ Mitchell Dann                       Chairman of the Board
----------------------------------
Mitchell Dann

   /s/ Michael M. Selzer, Jr.              Director, President and
----------------------------------
Michael M. Selzer Jr.                      Chief Executive Officer

   /s/ Christopher R. Geyen                Vice President and Chief Financial
----------------------------------
Christopher R. Geyen                       Officer, Treasurer and Secretary

   /s/ Susan Bartlett Foote                Director
----------------------------------
Susan Bartlett Foote

   /s/ Robert I. Griffin                   Director
----------------------------------
Robert I. Griffin

   /s/ Paul A. LaViolette                  Director
----------------------------------
Paul A. LaViolette

   /s/ Richard D. Randall                  Director
----------------------------------
Richard D. Randall

   /s/ Eric Simon                          Director
----------------------------------
Eric Simon

   /s/ David C. Utz                        Director
----------------------------------
David C. Utz, M.D.