Form 10-Q
period 2001-09-30
UROLOGIX INC
filed 2001-11-13
CIK 882873

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                Yes [x] No [_]


As of October 25, 2001 the Company had outstanding 13,818,204 shares of common stock, $.01 par value.


================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 Urologix, Inc.
                            Condensed Balance Sheets
                      (In thousands, except per share data)

                                                                             September 30,    June 30,
                                                                                2001            2001
--------------------------------------------------------------------------------------------------------
                                                                             (unaudited)        (*)
ASSETS
Current assets:
    Cash and cash equivalents                                                   $     873    $      26
    Available-for-sale securities                                                  13,037       14,895
    Accounts receivable, net of allowance of $356 and $396                          3,722        3,284
    Inventories, net                                                                2,580        2,203
    Prepaids and other current assets                                                 487          439
--------------------------------------------------------------------------------------------------------
         Total current assets                                                      20,699       20,847
--------------------------------------------------------------------------------------------------------
Property and equipment:
    Machinery, equipment and furniture                                              6,878        6,847
    Less - accumulated depreciation                                                (4,388)      (4,240)
--------------------------------------------------------------------------------------------------------
         Property and equipment, net                                                2,490        2,607
Deposits and other assets                                                           2,929        3,003
Goodwill and trademarks, net                                                       11,333       11,101
Other intangible assets, net                                                        9,136        9,302
--------------------------------------------------------------------------------------------------------
         Total assets                                                           $  46,587    $  46,860
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $   2,061    $   1,781
    Accrued liabilities                                                             1,612        1,566
    Current portion of long-term lease obligation                                     440          419
    Deferred income                                                                 2,072        2,146
--------------------------------------------------------------------------------------------------------
         Total current liabilities                                                  6,185        5,912
--------------------------------------------------------------------------------------------------------
Long-term liabilities:
    Long-term debt                                                                    575          575
    Long-term lease obligation                                                        746          864
--------------------------------------------------------------------------------------------------------
         Total long-term liabilities                                                1,321        1,439
--------------------------------------------------------------------------------------------------------
  COMMITMENTS AND CONTINGENCIES (Note 2)
  Shareholders' equity:
    Common stock, $.01 par value, 25,000 shares authorized;
      13,689 and 13,630 shares issued and outstanding                                 137          136
    Additional paid-in capital                                                    107,644      107,397
    Accumulated deficit                                                           (68,762)     (68,029)
    Accumulated other comprehensive income                                             62            5
--------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                39,081       39,509
--------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                             $  46,587    $  46,860
========================================================================================================

* The Balance Sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                                 Urologix, Inc.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                       Three Months Ended September 30,
                                       --------------------------------
                                                 2001        2000
-----------------------------------------------------------------------

Sales                                          $  5,184    $  1,935
Cost of goods sold                                1,838         838
-----------------------------------------------------------------------
Gross profit                                      3,346       1,097
-----------------------------------------------------------------------

Costs and expenses:
Selling, general and administrative               2,831       2,294
Research and development                          1,155         639
Amortization of intangible assets                   166        --
-----------------------------------------------------------------------
Total costs and expenses                          4,152       2,933
-----------------------------------------------------------------------

Operating loss                                     (806)     (1,836)
Interest income, net                                 73         376
-----------------------------------------------------------------------
Net loss                                       $   (733)   $ (1,460)
=======================================================================

=======================================================================
Basic and diluted net loss per common share    $  (0.05)   $  (0.13)
=======================================================================

Basic and diluted weighted average number of
common shares outstanding                        13,672      11,637
                                              =========================

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                                 Urologix, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                               ---------------------
                                                                  2001      2000
------------------------------------------------------------------------------------
Operating Activities:
    Net loss                                                    ($  733)   ($1,460)
    Adjustments to reconcile net loss to net cash used for
     operating activities, net of effects of acquisition -
    Depreciation and amortization                                   388        244
    Value of options issued to consultants                           35       --
    Change in operating items, net of effects of acquisition:
     Accounts receivable                                           (524)       140
     Inventories                                                   (377)       122
     Prepaids and other current assets                              (48)      (598)
     Accounts payable and accrued liabilities                       106       (109)
------------------------------------------------------------------------------------
    Net cash used for operating activities                       (1,153)    (1,661)
------------------------------------------------------------------------------------

Investing Activities:
    Purchases of property and equipment, net                        (31)         9
    Proceeds from sale of available-for-sale securities, net      1,915      1,303
------------------------------------------------------------------------------------
    Net cash provided by investing activities                     1,884      1,312
------------------------------------------------------------------------------------

Financing Activities:
    Payments made on capital lease obligations                      (97)      --
    Proceeds from exercise of stock options                         213        121
------------------------------------------------------------------------------------
    Net cash provided by financing activities                       116        121
------------------------------------------------------------------------------------

Net increase (decrease) in Cash and Cash Equivalents                847       (228)
Cash and Cash Equivalents:
    Beginning of period                                              26        459
------------------------------------------------------------------------------------
    End of period                                               $   873    $   231
====================================================================================

Supplemental cash flow disclosure:

Cash paid for interest                                          $    73    $  --

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 2001
                                   (Unaudited)


1. Basis of presentation

         The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company" or "Urologix") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2001, the statements of operations for the three months ended September 30, 2001 and 2000, and the statements of cash flows for the three months ended September 30, 2001 and 2000, are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix' annual report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

         Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2. Acquisition of certain assets from EDAP

         On October 1, 2000, we purchased the Prostatron Cooled ThermoTherapy product line and related patents and technologies from EDAP TMS S.A., a French corporation, EDAP Technomed Medical Systems S.A., a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively "EDAP"). We paid total consideration of $7,988,000 in cash, issued 1,365,000 shares of common stock and a five-year warrant to purchase 327,466 shares of Urologix common stock at a price of $7.725 per share. We also agreed to assume approximately $1.5 million in lease obligations related to equipment located at customer sites and issued a promissory note to pay EDAP $575,000 plus accrued interest on December 30, 2003.

         We accounted for the acquisition of the Prostatron product line and related patents and technologies using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on the determination of the fair value of the assets purchased and liabilities assumed. Amounts assigned to intangible assets include $7.5 million for developed technologies, which will be amortized over 15 years; $2.3 million for purchased customer base, which will be amortized over 14 years; and $1.2 million for trademarks, which will be amortized over 15 years. The purchase price and related acquisition costs exceeded the values assigned to the identifiable tangible and intangible net assets by approximately $10.7 million, which was allocated to goodwill.

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 2001
                                   (Unaudited)


         In July 2001, the FASB issued Statement No. 141 "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets," (collectively, "the statements"). The statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill and indefinite-lived intangible assets. We adopted the statements effective July 1, 2001, and determined that developed technologies and purchased customer base were appropriately valued and would continue to be amortized. We also determined that the acquired trademarks and goodwill were indefinite-lived assets for which amortization would cease effective July 1, 2001. We will perform an annual impairment test for the indefinite-lived assets. We do not believe that any impairment will result upon completion of the analysis.

         The statements of operations include the operating results of the acquired business beginning October 1, 2000. Unaudited pro forma results of operations for the period ended September 30, 2000 include revenue of $4.7 million, a net loss of $3.7 million or a net loss per share of $0.28 if the transaction had occurred on July 1, 2000. These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on July 1, 2000, or of future results of operations.

3. Basic and diluted net loss per share

         Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.


4. Revenue recognition

         Revenue from product sales is recognized at the time of shipment, net of estimated returns, which are also provided for at the time of shipment. Deferred revenue for warranty service contracts is recognized over the contract period. Revenue from equipment rental through our per procedure fee program is recognized at the time of equipment use.


5. Inventories

Net inventories consisted of the following as of (in thousands):

                                  September 30, 2001           June 30, 2001
-----------------------------------------------------------------------------
Raw materials                                $ 1,243                 $ 1,041
Work in process                                  411                     385
Finished goods                                   926                     777
-----------------------------------------------------------------------------
                                             $ 2,580                 $ 2,203
=============================================================================

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 2001
                                   (Unaudited)


6. Goodwill and other intangible assets

         As described in note 2, we adopted Statement No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2001. Prior to October 1, 2000 we had no intangible assets or goodwill that were affected by the adoption of Statement No. 142. As a result, proforma net earnings and earnings per share resulting from the adoption of Statement No. 142 for the period ended September 30, 2000 would be the same as reported results. Future amortization expense for the next five fiscal years is expected to be $664,000 annually.

Intangible assets consisted of the following as of (in thousands):

                                                   September 30,     June 30,
                                                       2001            2001
------------------------------------------------------------------------------
Developed technologies, net of accumulated
amortization of $500 and $375                         $ 7,000         $ 7,125
Customer base, net of accumulated amortization
of $164 and $123                                        2,136           2,177
Goodwill and trademarks, net of accumulated
amortization of $584 and $584                          11,333          11,101
------------------------------------------------------------------------------
                                                     $ 20,469        $ 20,403
------------------------------------------------------------------------------

7. Comprehensive Loss

         Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive loss represents net loss adjusted for unrealized gains (losses) on available-for-sale securities.

(In thousands)                           Three Months ended September 30,
                                            2001                  2000
-------------------------------------------------------------------------
Net loss                                  $ (733)               $ (1,460)
Change in net unrealized gains on
available-for-sale securities                 57                      45
-------------------------------------------------------------------------
Comprehensive loss                        $ (676)               $ (1,415)
-------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of Urologix' financial condition and results of operations for the three months ended September 30, 2001 and 2000. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix' Annual Report on Form 10-K for the year ended June 30, 2001, which has been filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing Cooled ThermoTherapy procedures are able to obtain third-party reimbursement, changes in the reimbursement environment, market acceptance and the rate of adoption of Cooled ThermoTherapy for the treatment of benign prostatic hyperplasia (BPH) by the medical community, the ability of our key suppliers to provide product, the impact of competitive treatments, products and pricing, and the effectiveness of our sales and marketing organization. We do not take responsibility for updating such forward-looking statements to reflect events that arise after the date of this report. A detailed discussion of risks and uncertainties may be found in Urologix' Annual Report on Form 10-K for the year ended June 30, 2001.


OVERVIEW

         Urologix, Inc., based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

         We have developed and offer non-surgical, catheter-based treatments that use a proprietary cooled microwave technology for the treatment of BPH, a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis(TM) and Prostatron(R) names. Both systems utilize Cooled ThermoTherapy(TM), a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician's office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost effective solution for BPH that is clinically superior to medication without the complications and side effects inherent in surgical procedures, and as such, is well positioned to address the needs of physicians, patients and payors.

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

         The rate of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Through July 31, 2000, Medicare had reimbursed hospitals on a reasonable cost basis for each Cooled ThermoTherapy procedure performed. Under the reasonable cost basis of reimbursement, Medicare reimbursed all reasonable costs the hospital incurred in conducting the procedures. Beginning August 1, 2000, Medicare replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures with a new fixed rate or "prospective payment system". Under this new method of reimbursement, a hospital receives a fixed reimbursement for each procedure performed in its facility.

         Medicare began to reimburse for Cooled ThermoTherapy procedures performed in a physician's office on a fixed rate basis on January 1, 2001. The change was a significant milestone, as it marked the first time patients were covered directly by Medicare for in-office Cooled ThermoTherapy procedures. We believe that this change in reimbursement allows Cooled ThermoTherapy treatments to be preformed in the environment the technology was designed to serve and will lead to increased demand for our products.

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


RESULTS OF OPERATIONS

         Sales increased to $5.2 million for the three-month period ended September 30, 2001, from $1.9 million during the same period in the prior fiscal year. The growth in sales was the direct result of a favorable reimbursement change that allowed physicians to perform Cooled ThermoTherapy in their offices, and an approximate $2.1 million increase in sales generated by the acquisition of the Prostatron Cooled ThermoTherapy product line from EDAP. We are continuing to offer our "per procedure" rental program to generate rapid acceptance and adoption of Cooled ThermoTherapy. This rental program is designed to provide physicians easy access to Cooled ThermoTherapy on a trial basis without a large capital commitment. At the end of the 30 to 90 day trial period, the physician or hospital has the option to purchase the unit, extend the trial, or transition to a mobile service provider.

         Due to a production shutdown at a third-party supplier, Targis control units went into backorder during the first quarter of fiscal 2002. As a result, we reduced revenue forecasts for the first two-quarters of fiscal 2002 to coincide with the expected resolution of the third-party supplier issue. During the first quarter we entered into a two-year supply agreement with Plexus, Corp. for the production of our Targis control unit. Plexus has begun production, and the first production units are scheduled for delivery in December 2001. We expect revenue for the second quarter of fiscal 2002 to be fairly consistent with the first quarter of fiscal 2002 with sequential growth in revenue beginning in the third and fourth quarters, following the resolution of Targis control unit supply issues. The Targis control unit was the only product affected by the shutdown at the third party supplier.

         Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and disposable procedure kits. Cost of goods sold increased to $1.8 million for the three-month period ended September 30, 2001, from $838,000 during the same period in fiscal 2001. This increase resulted from higher sales volume. Gross profit as a percentage of sales for the first quarter of fiscal 2002 increased to 65% from 57% in the same period of fiscal year 2001. The increase is primarily attributable to continuing manufacturing process improvements, increased production volumes, decreased raw-material costs, and the elimination of royalties previously paid to EDAP.

         Selling, general and administrative expenses increased to $2.8 million from $2.3 million for the three-month periods ended September 30, 2001 and 2000, respectively. The increased expenses are primarily attributable to the expansion of our direct sales force, and investments in customer training and advertising. We expect sales and marketing expenses to continue to increase as we intensify our efforts to generate awareness and acceptance of Cooled ThermoTherapy.

         Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $1.2 million from $639,000 for the three-month periods ended September 30, 2001 and 2000, respectively. The increase in quarterly expenses resulted primarily from increased headcount and expenditures related to product development activities and increased expenses resulting from a higher volume of clinical trial activity. We expect quarterly research and development expenses for the remainder of the fiscal year to be fairly consistent with current quarter spending levels.

         Amortization of intangible assets was $166,000 for the three-month period ended September 30, 2001 compared with no amortization expense in the prior year. The amortization of intangible assets is a result of the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, "Business Combinations," and Statement 142, "Goodwill and Other Intangible Assets," (collectively, "the Statements"). The Statements eliminated the pooling of interest method of accounting for business combinations and the systematic amortization of goodwill. We have adopted the Statements during the quarter ended September 30, 2001.

         Net interest income decreased to $73,000 for the three-month period ended September 30, 2001 from $376,000 during the same period of the prior fiscal year. The decrease is primarily attributable to lower interest income due to lower cash and investment balances as well as higher interest expenses resulting from the debt assumed in the Prostatron product line acquisition from EDAP.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of product. As of September 30, 2001, we had total cash, cash equivalents and available-for-sale securities of $13.9 million and working capital of $14.5 million.

         During the three months ended September 30, 2001, we used $1.2 million in operating activities, primarily as a result of our net loss of $733,000, an increase in accounts receivable of $524,000, and an increase in inventories of $377,000 which were partially offset by depreciation and amortization of $388,000. We generated $1.9 million in investing activities, primarily from the sale of available-for-sale securities. We generated $116,000 through financing activities that consisted of $213,000 from the exercise of stock options offset by $97,000 of payments on capital lease obligations.

         We expect to continue to incur additional losses and will use our working capital as we incur expenses related to marketing and research and development activities. In addition, we plan to continue offering customers a per procedure rental program. Depending on the growth of this program, we may use substantial capital to finance the units rented by customers

         Although we believe that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months, there can be no assurance that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Our financial instruments include cash and cash equivalents. The fair value of our financial investment portfolio at September 30, 2001 approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

         Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

         Our policy is not to enter into derivative financial instruments. We do not have any significant foreign currency exposure since we do not generally transact business in foreign currencies. Therefore, we do not have significant overall currency exposure. In addition, we do not enter into any futures or forward contracts and therefore we do not have significant market risk exposure with respect to commodity prices.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      No reports on Form 8-K were filed during the period ended September 30,
         2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  November 13, 2001



Urologix, Inc.
--------------
(Registrant)



/s/ Michael M. Selzer, Jr.
------------------------------------------
Michael M. Selzer, Jr.
President and Chief Executive Officer
 (Duly Authorized Officer)




/s/ Christopher R. Geyen
------------------------------------------
Christopher R. Geyen
Vice President and Chief Financial Officer
(Principal Financial Officer)