Form 10-Q
period 2001-12-31
UROLOGIX INC
filed 2002-02-13
CIK 882873

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                             Yes [X] No [_]

As of January 31, 2002 the Company had outstanding 13,862,297 shares of common stock, $.01 par value.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 Urologix, Inc.
                            Condensed Balance Sheets
                      (In thousands, except per share data)

                                                                                December 31,      June 30,
                                                                                   2001            2001
----------------------------------------------------------------------------------------------------------
ASSETS                                                                           (unaudited)        (*)
Current assets:
    Cash and cash equivalents                                                     $     466      $      26
    Available-for-sale securities                                                    12,703         14,895
    Accounts receivable, net of allowance of $386 and $396                            4,127          3,284
    Inventories, net                                                                  3,188          2,203
    Prepaids and other current assets                                                   600            439
----------------------------------------------------------------------------------------------------------
         Total current assets                                                        21,084         20,847
----------------------------------------------------------------------------------------------------------
Property and equipment:
    Machinery, equipment and furniture                                                6,854          6,847
    Less accumulated depreciation                                                    (4,540)        (4,240)
----------------------------------------------------------------------------------------------------------
         Property and equipment, net                                                  2,314          2,607
Deposits and other assets                                                             2,853          3,003
Goodwill and trademarks, net                                                         11,333         11,101
Other intangible assets, net                                                          8,970          9,302
----------------------------------------------------------------------------------------------------------
         Total assets                                                             $  46,554      $  46,860
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $   1,895      $   1,781
    Accrued liabilities                                                               1,805          1,566
    Current portion of long-term lease obligation                                       464            419
    Deferred income                                                                   1,975          2,146
----------------------------------------------------------------------------------------------------------
         Total current liabilities                                                    6,139          5,912
----------------------------------------------------------------------------------------------------------
Long-term liabilities:
    Long-term debt                                                                      575            575
    Long-term lease obligation                                                          621            864
----------------------------------------------------------------------------------------------------------
         Total long-term liabilities                                                  1,196          1,439
----------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Common stock, $.01 par value, 25,000 shares authorized;
      13,854 and 13,630 shares issued and outstanding                                   139            136
    Additional paid-in capital                                                      108,216        107,397
    Accumulated deficit                                                             (69,232)       (68,029)
    Accumulated other comprehensive income                                               96              5
----------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                  39,219         39,509
----------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                               $  46,554      $  46,860
==========================================================================================================

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

                                 Urologix, Inc.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended              Six Months Ended
                                                       December 31,                  December 31,
                                                  ----------------------       ------------------------
                                                   2001            2000          2001             2000
-------------------------------------------------------------------------------------------------------
Sales                                             $5,257          $3,202       $10,441           $5,137
Cost of goods sold                                 1,811           1,205         3,649            2,043
-------------------------------------------------------------------------------------------------------
Gross profit                                       3,446           1,997         6,792            3,094
-------------------------------------------------------------------------------------------------------

Costs and expenses:
Selling, general and administrative                2,755           2,587         5,586            4,881
Research and development                           1,042             815         2,197            1,454
Amortization of intangible assets                    166             358           332              358
-------------------------------------------------------------------------------------------------------
Total costs and expenses                           3,963           3,760         8,115            6,693
-------------------------------------------------------------------------------------------------------

Operating loss                                      (517)         (1,763)       (1,323)          (3,599)
Interest income, net                                  47             156           120              532
-------------------------------------------------------------------------------------------------------
Net loss                                           ($470)        ($1,607)      ($1,203)         ($3,067)
=======================================================================================================

=======================================================================================================
Basic and diluted net loss per common
share                                             ($0.03)         ($0.12)       ($0.09)          ($0.25)
=======================================================================================================

Basic and diluted weighted average
number of common shares outstanding               13,818          13,021        13,745           12,325
                                                  =====================================================

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                 Urologix, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                December 31,
                                                                          ----------------------
                                                                             2001         2000
------------------------------------------------------------------------------------------------
Operating Activities:
    Net loss                                                              ($ 1,203)     ($ 3,067)
    Adjustments to reconcile net loss to net cash used for
     operating activities, net of effects of acquisition -
    Depreciation and amortization                                              782           777
    Value of options issued to consultants                                      25          --
    Change in operating items, net of effects of acquisition:
     Accounts receivable                                                      (929)           22
     Inventories                                                              (985)           91
     Prepaids and other current assets                                        (161)        1,101
     Accounts payable and accrued liabilities                                   36        (1,307)
------------------------------------------------------------------------------------------------
    Net cash used for operating activities                                  (2,435)       (2,383)
------------------------------------------------------------------------------------------------

Investing Activities:
    Purchases of property and equipment, net                                    (7)         (513)
    Proceeds from sale of available-for-sale securities, net                 2,283        10,098
    Cash paid for acquisitions, net of cash acquired                          --          (7,578)
------------------------------------------------------------------------------------------------
    Net cash provided by investing activities                                2,276         2,007
------------------------------------------------------------------------------------------------

Financing Activities:
    Payments made on capital lease obligations                                (198)          (83)
    Proceeds from exercise of stock options                                    797           158
------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                  599            75
------------------------------------------------------------------------------------------------

Net increase (decrease) in Cash and Cash Equivalents                           440          (301)

    Cash and cash equivalents beginning of period                               26           459
------------------------------------------------------------------------------------------------
    Cash and cash equivalents end of period                               $    466      $    158
================================================================================================

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2001
                                   (Unaudited)

1.   Basis of presentation

     The accompanying unaudited condensed financial statements of Urologix, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. The balance sheet as of December 31, 2001, the statements of operations for the three and six months ended December 31, 2001 and 2000, and the statements of cash flows for the six months ended December 31, 2001 and 2000, are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix' annual report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

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

     The statements of operations include the operating results of the acquired business beginning October 1, 2000. Unaudited pro forma results of operations for the six-month period ended December 31, 2000 include revenue of $7.9 million, a net loss of $5.5 million or a net loss per share of $0.42 if the transaction had occurred on July 1, 2000. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on July 1, 2000, or of future results of operations.

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2001
                                   (Unaudited)

3.   Supplemental cash-flow information

     Selected cash payments and non-cash activities were as follows (in thousands):

                                                           Six Months Ended
                                                              December 31,
                                                           2001           2000
    ---------------------------------------------------------------------------
    Cash paid during the year for interest                $141        $     87

    Non-cash investing activities:
          Equity capital issued for acquisition                         11,911
    Details of acquisition:
          Fair value of assets acquired                                 25,376
          Liabilities assumed                                           (4,902)
          Issuance of Debt                                                (575)
          Stock issued                                                 (11,911)
    --------------------------------------------------------------------------
          Cash paid                                                      7,988
    Less cash acquired                                                    (410)
    --------------------------------------------------------------------------
    Net cash paid for acquisition                                     $  7,578
    ==========================================================================

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

6.    Inventories

     Net inventories consisted of the following (in thousands):

                                      December 31, 2001          June 30, 2001
-------------------------------------------------------------------------------
Raw materials                                    $1,154                 $1,041
Work in process                                     479                    385
Finished goods                                    1,555                    777
-------------------------------------------------------------------------------
                                                 $3,188                 $2,203
===============================================================================

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2001
                                   (Unaudited)

7.   Goodwill and other intangible assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets," (collectively, "the statements"). The statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill and indefinite-lived intangible assets. We adopted the statements effective July 1, 2001. We will perform an annual impairment test for indefinite-lived assets. We do not believe that any impairment will result upon completion of the analysis. Future annual amortization expense for acquired intangible assets is expected to be approximately $700,000 for the next five fiscal years.

     The statements of operations include the operating results of an acquired business beginning October 1, 2000. For illustrative purposes the following unaudited proforma information gives the effect of the adoption of the statements on prior periods:

                                                 Three Months Ended             Six Months Ended
                                                    December 31,                   December 31,
                                           ----------------------------     --------------------------
                                               2001              2000         2001              2000
------------------------------------------------------------------------------------------------------
Net Loss, as reported                         ($470)           ($1,607)     ($1,203)           ($3,067)
Adjustment to goodwill amortization               -                192            -                192
------------------------------------------------------------------------------------------------------
Adjusted net loss                             ($470)           ($1,415)     ($1,203)           ($2,875)
======================================================================================================

Net loss per share, as reported              ($0.03)            ($0.12)      ($0.09)            ($0.25)
Adjustment to goodwill amortization               -               0.01            -               0.02
------------------------------------------------------------------------------------------------------
Adjusted net loss per share                  ($0.03)            ($0.11)      ($0.09)            ($0.23)
======================================================================================================

     Balances of acquired intangible assets were as follows (in thousands):

                                                    December 31, 2001          June 30, 2001
---------------------------------------------------------------------------------------------
Developed technologies, net of accumulated
  amortization of $625 and $375                               $ 6,875                $ 7,125
Customer base, net of accumulated amortization
  of $205 and $123                                              2,095                  2,177
Goodwill and trademarks, net of accumulated
  amortization of $584 and $584                                11,333                 11,101
---------------------------------------------------------------------------------------------
                                                              $20,303                $20,403
=============================================================================================

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2001
                                   (Unaudited)

8.   Comprehensive Loss

     Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive loss represents net loss adjusted for unrealized gains (losses) on available-for-sale securities.


(In thousands)                                         Six Months ended
                                                         December 31,
                                                   2001                 2000
-----------------------------------------------------------------------------
Net loss                                          ($1,203)            ($3,067)
Change in net unrealized gains on
  available-for-sale securities                        91                  41
-----------------------------------------------------------------------------
Comprehensive loss                                ($1,112)            ($3,026)
=============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of Urologix' financial condition and results of operations for the three and six-month periods ended December 31, 2001 and 2000. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix' Annual Report on Form 10-K for the year ended June 30, 2001, which has been filed with the Securities and Exchange Commission.

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

     We have developed and offer non-surgical, catheter-based treatments that use a proprietary cooled microwave technology for the treatment of BPH, a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis(TM) and Prostatron(R) names. Both systems utilize Cooled ThermoTherapy(TM), a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician's office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost effective solution for BPH that is clinically superior to medication without the complications and side effects inherent in surgical procedures.

     Our ability to successfully commercialize Cooled ThermoTherapy depends in part on the extent to which the users of our products obtain appropriate reimbursement for the cost of the procedure. We estimate that 60% to 80% of patients who receive treatment in the United States are eligible for Medicare coverage, making Medicare reimbursement critical for widespread market acceptance in the United States. Prior to August 1, 2000, the U.S. Health Care Financing Administration, recently renamed Centers for Medicare and Medicaid Services, or CMS, which administers Medicare reimbursement, only reimbursed Cooled ThermoTherapy procedures performed in hospital-based settings, on a reasonable cost or cost plus basis. On August 1, 2000, the reimbursement was changed to a fixed rate or prospective payments system for procedures performed in hospitals. On January 1, 2001, Medicare reimbursement became available under the prospective payment system for Cooled ThermoTherapy procedures performed in physicians' offices.

     In the United States, we will continue to market our products through a direct sales force and a network of independent third-party mobile service providers. We offer our customers the option to either purchase our Cooled ThermoTherapy systems outright or rent the equipment on a per use basis. We continue to focus our sales and marketing efforts on expanding the base of customer accounts and increasing the usage of our disposable products at existing accounts. Internationally we utilize a network of distributors and agents.

RESULTS OF OPERATIONS

     Sales increased to $5.3 million and $10.4 million for the three and six-month periods ended December 31, 2001, from $3.2 million and $5.1 million during the same periods in the prior fiscal year. The growth in sales for both periods was due to growth in the physician's office market as a direct result of the favorable reimbursement change that allowed physicians to perform Cooled ThermoTherapy in their offices. Due to a production shutdown at a third-party supplier, Targis control units were in backorder during the first and second quarter of fiscal 2002, negatively impacting our ability to ship product and generate revenue. The Targis control unit was the only product affected by the shutdown. During the first fiscal quarter of 2002 we entered into a two-year supply agreement with Plexus Corp. for the production of our Targis control unit. Plexus delivered the first production units in December 2001 and is producing Targis control units pursuant to our purchase orders.

     Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and disposable procedure kits. Cost of goods sold increased to $1.8 million and $3.6 million for the three and six-month periods ended December 31, 2001, from $1.2 million and $2.0 million during the same periods in fiscal 2001. This increase resulted from higher sales volume. Gross profit as a percentage of sales for the three-month period ended December 31, 2001 increased to 66% from 62% in the same period of fiscal year 2001. For the six-month period ended December 31, 2001, gross profit as a percentage of sales increased to 65%, from 60% in the same period of the prior fiscal year. The increase in both periods is primarily attributable to continuing manufacturing process improvements, increased production volumes and decreased raw-material costs.

     Selling, general and administrative expenses increased to $2.8 million and $5.6 million from $2.6 million and $4.9 million for the three and six-month periods ended December 31, 2001 and 2000, respectively. The increased expenses are primarily attributable to the expansion of our direct sales force and investments in advertising and physician training. We expect sales and marketing expenses to continue to increase as we intensify our efforts to generate awareness and acceptance of Cooled ThermoTherapy.

     Research and development expenses include expenditures for product development, regulatory compliance and clinical studies. Research and development expenses increased to $1.0 million and $2.2 million for the three and six-month periods ended December 31, 2001 from $815,000 and $1.5 million in the same periods of the prior fiscal year. The increase in both periods resulted primarily from increased headcount and product development activities, and increased expenses resulting from a higher volume of clinical trial activity. We expect quarterly research and development expenses for the remainder of the fiscal year to be slightly lower than current quarter spending levels.

     Amortization of intangible assets decreased to $166,000 and $332,000 for the three and six-month periods ended December 31, 2001, from $358,000 for both the three and six-month periods ended December 31, 2000. The amortization of intangible assets resulted from the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000. In July 2001, FASB issued Statement 141, "Business Combinations," and Statement 142, "Goodwill and Other Intangible Assets," (collectively, "the statements"). The statements eliminated the pooling of interest method of accounting for business combinations and the systematic amortization of goodwill. We adopted the statements during the quarter ended September 30, 2001.

     Net interest income decreased to $47,000 and $120,000 for the three and six-month periods ended December 31, 2001 from $156,000 and $532,000 during the same period of the prior fiscal year. The decrease is primarily attributable to lower interest income due to lower cash and investment balances as well as higher interest expenses resulting from the debt assumed in the Prostatron product line acquisition from EDAP.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had total cash, cash equivalents and available-for-sale securities of $13.2 million and working capital of $14.9 million compared to cash, cash equivalents and available-for-sale securities of $14.9 million and working capital of $14.9 million at June 30, 2001.

     During the six months ended December 31, 2001, we used $2.4 million in operating activities, primarily as a result of our net loss of $1.2 million, an increase in accounts receivable of $929,000, and an increase in inventories of $985,000 which were partially offset by depreciation and amortization of $782,000. We generated $2.3 million in investing activities, primarily from the sale of available-for-sale securities. We generated $599,000 through financing activities that consisted of $797,000 from the exercise of stock options offset by $198,000 of payments on capital lease obligations.

     We will continue to use our working capital as we incur expenses related to marketing and research and development activities. In addition, we plan to continue offering customers a per procedure rental program. Depending on the growth of this program, we may use substantial capital to finance the units rented by customers.

     Although we believe that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months, there can be no assurance that we will not require additional financing or that any additional financing will be available to us on satisfactory terms, if at all.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents. The fair value of our financial investment portfolio at December 31, 2001 approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

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

PART II - OTHER INFORMATION

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on November 6, 2001. The shareholders took the following actions:

(1) The shareholders elected two directors to hold office until the annual meeting of shareholders following the fiscal year ending June 30, 2004. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of both of the nominees:

     Name                                Votes For        Votes Withheld
     -------------------------------------------------------------------
     Bobby I. Griffin                    12,345,008            798,380

     Michael M. Selzer, Jr.              11,992,878          1,505,510

(2) The shareholders authorized amendments to our 1991 Stock Plan to increase the number of shares authorized under the Plan by 500,000 shares, to increase the number of options granted annually to non-employee directors from 5,000 shares to 10,000 shares and to extend the term of the Plan until August 1, 2011.

     The amendment was passed by the following vote

            For               5,328,514
            Against           2,726,412
            Abstain              16,056


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No reports on Form 8-K were filed during the period ended December 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 13, 2002


Urologix, Inc.
----------------------------------
(Registrant)



/s/ Michael M. Selzer, Jr.
----------------------------------
Michael M. Selzer, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)



/s/ Christopher R. Geyen
----------------------------------
Christopher R. Geyen
Vice President and Chief Financial Officer
(Principal Financial Officer)