Form 10-Q
period 2002-03-31
UROLOGIX INC
filed 2002-05-13
CIK 882873

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

As of April 30, 2002 the Company had outstanding 13,877,290 shares of common stock, $.01 par value.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 Urologix, Inc.
                            Condensed Balance Sheets
                      (In thousands, except per share data)

                                                               March 31, 2002   June 30, 2001
----------------------------------------------------------------------------------------------
ASSETS                                                            (unaudited)          (*)
Current assets:
    Cash and cash equivalents                                       $     821       $      26
    Available-for-sale securities                                      11,736          14,895
    Accounts receivable, net of allowance of $442 and $396              4,634           3,284
    Inventories, net                                                    3,283           2,203
    Prepaids and other current assets                                     496             439
----------------------------------------------------------------------------------------------
         Total current assets                                          20,970          20,847
----------------------------------------------------------------------------------------------
Property and equipment:
    Machinery, equipment and furniture                                  7,597           6,847
    Less accumulated depreciation                                      (4,752)         (4,240)
----------------------------------------------------------------------------------------------
         Property and equipment, net                                    2,845           2,607
Deposits and other assets                                               2,767           3,003
Goodwill and trademarks, net                                           11,333          11,101
Other intangible assets, net                                            8,804           9,302
----------------------------------------------------------------------------------------------
         Total assets                                               $  46,719       $  46,860
==============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $   1,609       $   1,781
    Accrued liabilities                                                 2,369           1,566
    Current portion of long-term lease obligation                         488             419
    Deferred income                                                     2,006           2,146
----------------------------------------------------------------------------------------------
         Total current liabilities                                      6,472           5,912
----------------------------------------------------------------------------------------------
Long-term liabilities:
    Long-term debt                                                        575             575
    Long-term lease obligation                                            489             864
----------------------------------------------------------------------------------------------
         Total long-term liabilities                                    1,064           1,439
----------------------------------------------------------------------------------------------
Shareholders' equity:
    Common stock, $.01 par value, 25,000 shares authorized;
      13,876 and 13,630 shares issued and outstanding                     139             136
    Additional paid-in capital                                        108,330         107,397
    Accumulated deficit                                               (69,327)        (68,029)
    Accumulated other comprehensive income                                 41               5
----------------------------------------------------------------------------------------------
         Total shareholders' equity                                    39,183          39,509
----------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                 $  46,719       $  46,860
==============================================================================================

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

                                 Urologix, Inc.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                    Three Months Ended March 31,      Nine Months Ended March 31,
                                 ------------------------------------------------------------------
                                        2002            2001              2002            2001
---------------------------------------------------------------------------------------------------
Sales                                  $6,027           $4,509           $16,468         $ 9,646
Cost of goods sold                      2,114            1,715             5,763           3,758
---------------------------------------------------------------------------------------------------
Gross profit                            3,913            2,794            10,705           5,888
---------------------------------------------------------------------------------------------------

Costs and expenses:
Selling, general and administrative     2,962            2,852             8,548           7,733
Research and development                  930              936             3,127           2,390
Amortization of intangible assets         166              359               498             717
---------------------------------------------------------------------------------------------------
Total costs and expenses                4,058            4,147            12,173          10,840
---------------------------------------------------------------------------------------------------

Operating loss                           (145)          (1,353)           (1,468)         (4,952)
Interest income, net                       50              139               170             671
---------------------------------------------------------------------------------------------------
Net loss                                 ($95)         ($1,214)          ($1,298)        ($4,281)
===================================================================================================

===================================================================================================
Basic and diluted net loss per
   common share                        ($0.01)          ($0.09)           ($0.09)         ($0.34)
===================================================================================================

Basic and diluted weighted average
number of common shares outstanding    13,867           13,091            13,785          12,577
                                        ===========================================================

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                 Urologix, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                       2002          2001
---------------------------------------------------------------------------------------------
Operating Activities:
    Net loss                                                          ($1,298)       ($4,281)
    Adjustments to reconcile net loss to net cash used for
     operating activities, net of effects of acquisition -
    Depreciation and amortization                                       1,246          1,341
    Value of options issued to consultants                                 38              -
    Change in operating items, net of effects of acquisition:
     Accounts receivable                                               (1,436)          (399)
     Inventories                                                       (1,080)           (30)
     Prepaids and other current assets                                    (57)         1,663
     Accounts payable and accrued liabilities                             345         (1,361)
---------------------------------------------------------------------------------------------
    Net cash used for operating activities                             (2,242)        (3,067)
---------------------------------------------------------------------------------------------

Investing Activities:
    Purchases of property and equipment, net                             (750)          (868)
    Proceeds from sale of available-for-sale securities, net            3,195         10,630
    Cash paid for acquisitions, net of cash acquired                        -         (7,578)
---------------------------------------------------------------------------------------------
    Net cash provided by investing activities                           2,445          2,184
---------------------------------------------------------------------------------------------

Financing Activities:
    Payments made on capital lease obligations                           (306)          (171)
    Proceeds from exercise of stock options                               898            609
---------------------------------------------------------------------------------------------
    Net cash provided by financing activities                             592            438
---------------------------------------------------------------------------------------------

Net increase (decrease) in Cash and Cash Equivalents                      795           (445)

    Cash and cash equivalents beginning of period                          26            459
---------------------------------------------------------------------------------------------
    Cash and cash equivalents end of period                             $ 821           $ 14
=============================================================================================

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2002
                                   (Unaudited)

1.   Basis of presentation

     The accompanying unaudited condensed financial statements of Urologix, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. The balance sheet as of March 31, 2002, the statements of operations for the three and nine months ended March 31, 2002 and 2001, and the statements of cash flows for the nine months ended March 31, 2002 and 2001, are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix' annual report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

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

     The statements of operations include the operating results of the acquired business beginning October 1, 2000. Unaudited pro forma results of operations for the nine-month period ended March 31, 2001 include revenue of $12.4 million, a net loss of $6.7 million or a net loss per share of $0.51 if the transaction had occurred on July 1, 2000. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combinations been in effect on July 1, 2000, or of future results of operations.

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2002
                                   (Unaudited)


3.   Supplemental cash-flow information

     Selected cash payments and non-cash activities were as follows (in thousands):

                                                  Nine Months Ended March 31,
                                                     2002                2001
-----------------------------------------------------------------------------
     Cash paid during the year for interest         $  204           $    169

     Non-cash investing activities:
           Equity capital issued for acquisition         -             11,911
     Details of acquisition:
           Fair value of assets acquired                 -             25,376
           Liabilities assumed                           -             (4,902)
           Issuance of Debt                              -               (575)
           Stock issued                                  -            (11,911)
-----------------------------------------------------------------------------
           Cash paid                                     -              7,988
     Less cash acquired                                  -               (410)
-----------------------------------------------------------------------------
     Net cash paid for acquisition                       -           $  7,578
=============================================================================

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

6.   Inventories

     Net inventories consisted of the following (in thousands):

                                      March 31, 2002          June 30, 2001
---------------------------------------------------------------------------
Raw materials                                 $1,440                 $1,041
Work in process                                  401                    385
Finished goods                                 1,442                    777
---------------------------------------------------------------------------
                                              $3,283                 $2,203
===========================================================================

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2002
                                   (Unaudited)


7.   Goodwill and other intangible assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets," (collectively, "the statements"). The statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill and indefinite-lived intangible assets. We adopted the statements effective July 1, 2001 and determined that the acquired developed technologies and customer base would continue to be amortized over useful lives of 15 years and 14 years, respectively and that we would cease amortizing the acquired goodwill and trademarks as they were indefinite-lived intangible assets. We will perform an annual impairment test for the indefinite-lived intangible assets. We do not believe that any impairment will result upon completion of the analysis. Future annual amortization expense for acquired intangible assets is expected to be approximately $700,000 for the next five fiscal years.

     The statements of operations include the operating results of an acquired business beginning October 1, 2000. For illustrative purposes the following unaudited proforma information gives the effect of the adoption of the statements on prior periods:

                                          Three Months Ended        Nine Months Ended
                                               March 31,                March 31,
                                        ------------------------------------------------
                                           2002       2001          2002         2001
----------------------------------------------------------------------------------------
Net Loss, as reported                      ($95)     ($1,214)     ($1,298)     ($4,281)
Adjustment to goodwill amortization           -          193            -          385
----------------------------------------------------------------------------------------
Adjusted net loss                          ($95)     ($1,021)     ($1,298)     ($3,896)
========================================================================================

Net loss per share, as reported          ($0.01)      ($0.09)      ($0.09)      ($0.34)
Adjustment to goodwill amortization           -         0.01            -         0.03
----------------------------------------------------------------------------------------
Adjusted net loss per share              ($0.01)      ($0.08)      ($0.09)      ($0.31)
========================================================================================

Balances of acquired intangible assets were as follows (in thousands):

                                                March 31, 2002    June 30, 2001
-------------------------------------------------------------------------------
Developed technologies, net of
accumulated amortization of $750
and $375                                                $6,750           $7,125
Customer base, net of accumulated
amortization of $246 and $123                            2,054            2,177
Goodwill and trademarks, net of
accumulated amortization of $584 and $584               11,333           11,101
-------------------------------------------------------------------------------
                                                       $20,137          $20,403
===============================================================================

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2002
                                   (Unaudited)


8.   Comprehensive Loss

     Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive loss represents net loss adjusted for unrealized gains (losses) on available-for-sale securities.

(In thousands)                               Nine Months ended March 31,
                                              2002                 2001
-------------------------------------------------------------------------
Net loss                                     ($1,298)            ($4,281)
Change in net unrealized gains on
available-for-sale securities                     36                  43
-------------------------------------------------------------------------
Comprehensive loss                           ($1,262)            ($4,238)
=========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of Urologix' financial condition and results of operations for the three and nine-month periods ended March 31, 2002 and 2001. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix' Annual Report on Form 10-K for the year ended June 30, 2001, which has been filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing Cooled ThermoTherapy procedures are able to obtain third-party reimbursement, changes in the reimbursement environment, market acceptance and the rate of adoption of Cooled ThermoTherapy for the treatment of benign prostatic hyperplasia (BPH) by the medical community, our ability to successfully protect our intellectual property rights, the ability of our key suppliers to provide product, the impact of competitive treatments, products and pricing, and the effectiveness of our sales and marketing organization. We do not take responsibility for updating such forward-looking statements to reflect events that arise after the date of this report. A detailed discussion of risks and uncertainties may be found in Urologix' Annual Report on Form 10-K for the year ended June 30, 2001.

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

     Our ability to successfully commercialize Cooled ThermoTherapy depends in part on the extent to which the users of our products obtain appropriate reimbursement for the cost of the procedure. We estimate that 60% to 80% of patients who receive treatment in the United States are eligible for Medicare coverage, making Medicare reimbursement critical for widespread market acceptance in the United States. Prior to August 1, 2000, the Centers for Medicare and Medicaid Services, which administers Medicare reimbursement, only reimbursed Cooled ThermoTherapy procedures performed in hospital-based settings, on a reasonable cost or cost plus basis. On August 1, 2000, the reimbursement was changed to a fixed rate or prospective payment system for procedures performed in hospitals. On January 1, 2001, Medicare reimbursement became available under the prospective payment system for Cooled ThermoTherapy procedures performed in physicians' offices.

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

RESULTS OF OPERATIONS

     Sales increased to $6.0 million and $16.5 million for the three and nine-month periods ended March 31, 2002, from $4.5 million and $9.6 million during the same periods in the prior fiscal year. The growth in sales for both periods was due to growth in the physician's office market as a direct result of the favorable reimbursement change that allowed physicians to perform Cooled ThermoTherapy in their offices. Due to a production shutdown at a third-party supplier, Targis control units were in backorder during the first and second quarter of fiscal 2002, negatively affecting our ability to ship product and generate revenue. The Targis control unit was the only product affected by the shutdown. During the first fiscal quarter of 2002 we entered into a two-year supply agreement with Plexus Corp. for the production of our Targis control unit. Plexus delivered the first production units in December 2001 and continued to ship Targis control units pursuant to our purchase orders during the third fiscal quarter of 2002.

     Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and single-use procedure kits. Cost of goods sold increased to $2.1 million and $5.8 million for the three and nine-month periods ended March 31, 2002, from $1.7 million and $3.8 million during the same periods in fiscal 2001. This increase resulted from higher sales volume. Gross profit as a percentage of sales for the three-month period ended March 31, 2002 increased to 65% from 62% in the same period of fiscal year 2001. For the nine-month period ended March 31, 2002, gross profit as a percentage of sales increased to 65%, from 61% in the same period of the prior fiscal year. The increase in both periods is primarily attributable to continuing manufacturing process improvements, increased production volumes and decreased raw-material costs.

     Selling, general and administrative expenses increased to $3.0 million and $8.5 million from $2.9 million and $7.7 million for the three and nine-month periods ended March 31, 2002 and 2001, respectively. The increased expenses are primarily attributable to the expansion of our direct sales force and investments in advertising and physician training. We expect sales and marketing expenses to continue to increase as we intensify our efforts to generate awareness and acceptance of Cooled ThermoTherapy.

     Research and development expenses include expenditures for product development, regulatory compliance and clinical studies. Research and development expenses for the three-month period ended March 31, 2002 decreased slightly to $930,000 from $936,000 in the same period of fiscal 2001 while expenses for the nine-month period ended March 31, 2002 increased to $3.1 million from $2.4 million in the same period of fiscal 2001. The expense increase during the nine-month period resulted primarily from year-over-year increases in headcount and product development and clinical trial expenses during the first two quarters of fiscal 2002. We expect quarterly research and development expenses for the remainder of the fiscal year to be approximately the same as current quarter spending levels.

     Amortization of intangible assets decreased to $166,000 and $498,000 for the three and nine-month periods ended March 31, 2002, from $359,000 and $717,000 for the three and nine-month periods ended March 31, 2001. The amortization of intangible assets resulted from the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000. In July 2001, FASB issued Statement 141, "Business Combinations," and Statement 142, "Goodwill and Other Intangible Assets," (collectively, "the statements"). The statements eliminated the pooling of interest method of accounting for business combinations and the systematic amortization of goodwill. We adopted the statements on July 1, 2001 and accordingly we ceased amortizing approximately $11.3 million of acquired goodwill and trademarks.

     Net interest income decreased to $50,000 and $170,000 for the three and nine-month periods ended March 31, 2002 from $139,000 and $671,000 during the same period of the prior fiscal year. The decrease is primarily attributable to lower interest income due to lower cash and investment balances as well as higher interest expenses resulting from the debt assumed in the Prostatron product line acquisition from EDAP.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had total cash, cash equivalents and available-for-sale securities of $12.6 million and working capital of $14.5 million compared to cash, cash equivalents and available-for-sale securities of $14.9 million and working capital of $14.9 million at June 30, 2001.

     During the nine months ended March 31, 2002, we used $2.2 million in operating activities, primarily as a result of our net loss of $1.3 million, an increase in accounts receivable of $1.4 million, and an increase in inventories of $1.1 million which were partially offset by depreciation and amortization of $1.2 million and an increase in accounts payables and accrued liabilities of $345,000. We generated $2.4 million in investing activities, which resulted from the net sale of $3.2 million of available-for-sale securities that was partially offset by net purchases of property and equipment totaling $750,000. We generated $592,000 through financing activities that consisted of $898,000 from the exercise of stock options offset by $306,000 of payments on capital lease obligations.

     We will continue to use our working capital as we incur expenses related to marketing and research and development activities. In addition, we plan to continue offering customers a per procedure rental program. Depending on the growth of this program, we may use substantial capital to finance the units rented by customers.

     Our future capital requirements will depend on a number of factors, including market acceptance of our Cooled ThermoTherapy Systems, the timing and extent of resources we invest in our sales and marketing efforts, the timing and extent of resources required to develop and support new and existing products and acquisition activity.

     We believe that our current cash balances, together with the revenue to be derived from anticipated sales of our products, will be sufficient to fund our operations for at least the next 12 months. If we elect to accelerate sales and marketing investment or research and development projects or pursue acquisitions, we may require additional outside financing sooner than anticipated. Additional equity or debt financing may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce our selling and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. In the event that we do raise additional equity financing, our stockholders will be further diluted.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents. The fair value of our financial investment portfolio at March 31, 2002 approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and ACMI Corporation in the United States Court for the Eastern District of Wisconsin. We are seeking an injunction prohibiting the manufacture, use, sale, or offer for sale of the "ProstaLund Feedback Treatment" and an unspecified amount of damages. Our action alleges that ProstaLund's medical device and method for which it has sought pre-market approval from the FDA called the "ProstaLund Feedback Treatment" infringes our United States Patent No. 5,234,004. It is also alleged in the complaint that ProstaLund has an agreement with ACMI Corporation to distribute ProstaLund's microwave device in the United States. The defendants have counterclaimed seeking a declaration of the court that they do not infringe our patent and that such patent is invalid.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  No reports on Form 8-K were filed during the period ended March 31, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 13, 2002

Urologix, Inc.
--------------
(Registrant)


/s/ Michael M. Selzer, Jr.
--------------------------------------------
Michael M. Selzer, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)


/s/ Christopher R. Geyen
--------------------------------------------
Christopher R. Geyen
Vice President and Chief Financial Officer
(Principal Financial Officer)