Form 10-K
period 2002-06-30
UROLOGIX INC
filed 2002-09-20
CIK 882873

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2002.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ____________________.

                         Commission File Number 0-28414

                                 UROLOGIX, INC.
             (Exact name of registrant as specified in its charter)

                    Minnesota                              41-1697237
        (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                Identification No.)

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

         Yes (x)      No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

As of August 30, 2002, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was approximately $65.7 million based on the last reported sales price on that date.

As of August 30, 2002, the Company had outstanding 13,915,968 shares of Common Stock, $.01 par value.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                TABLE OF CONTENTS

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

PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K


SIGNATURES
CERTIFICATIONS

                                     PART I

                           Forward-Looking Statements

         Statements included in this Annual Report on Form 10-K that are not historical or current facts are forward-looking statements. Our actual results could differ materially from any such forward-looking statements as a result of risks and uncertainties, including those set forth below in "Risks Related to Our Business" and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Any such forward-looking statements reflect management's opinions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to revise or publicly release the results of any revisions to any such forward-looking statements.

ITEM 1.  BUSINESS
-----------------

Overview

         Urologix has developed and offers non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that dramatically affects more than 23 million men worldwide. We market our products under the Targis(TM) and Prostatron(R) names. Both systems utilize Cooled ThermoTherapy(TM), a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician's office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication without the complications and side effects inherent in surgical procedures.

Benign Prostatic Hyperplasia

         BPH is a non-cancerous disease in which the prostate enlarges and constricts the urethra causing adverse changes in urinary voiding patterns. The prostate is a walnut-size gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate begin to grow at an increasing rate. As the prostate expands, it compresses or impinges upon other portions of the prostate gland and the urethra, thereby restricting the normal passage of urine. BPH patients typically suffer from a variety of troubling symptoms that can have a significant impact on their quality of life. Symptoms of BPH include frequent urination during the day and night, urgency and painful urination. A delay in treatment can have serious consequences, including complete obstruction (acute retention of urine), urinary tract infections, loss of bladder functions and, in extreme cases, kidney failure.

         BPH generally affects men after the age of 50, and medical experts suggest that nearly every man will be affected by this condition at some time in his life. The BPH market is large and can be expected to continue to grow due to the general aging of the world's population, as well as increasing life expectancies.

         Due in part to the side effects and complications associated with current BPH therapies, many patients diagnosed with BPH are regularly monitored by their physicians but elect not to receive active intervention. This course of inaction is known as "watchful waiting." If symptoms persist or worsen, drug therapy or surgical intervention has historically been recommended. Drug therapy is usually the first line of treatment. It is estimated that more than 20% of patients who initially pursue drug therapy discontinue treatment within 12 months due to various reasons including cost, ineffectiveness, side effects and the burdens of compliance. The most common surgical procedure has been Transurethral Resection of the Prostate (TURP), an invasive surgery in which portions of the prostatic urethra and surrounding tissue are removed, thereby widening the urethra and improving urinary flow. While TURP results in a dramatic improvement in urine flow and reduction in symptoms, the procedure can require a lengthy recovery time and is reported to have a high rate of side effects and complications. Because the TURP procedure requires a highly skilled surgeon with extensive training, the incidence of complications are affected by the experience of the surgeon performing the TURP.

Cooled ThermoTherapy

         Both our Targis and Prostatron systems utilize Cooled ThermoTherapy, a catheter-based treatment for BPH that is clinically superior to medication and less invasive than surgery. Cooled ThermoTherapy was developed to be the treatment of choice for patients who have tried drugs unsuccessfully and wish to avoid surgery.

         Cooled ThermoTherapy utilizes a proprietary microwave technology, delivered through a flexible catheter that targets energy into the diseased area of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the healthy, pain-sensitive urethral tissue. During a Cooled ThermoTherapy procedure, a catheter is inserted into the urethra, and a rectal thermosensing unit is placed into the rectum. Chilled water is then circulated through the catheter in order to lower the temperature of the urethra and protect it from heat and discomfort during the treatment. Temperatures in the urethra and rectum are monitored continuously during the treatment while microwave energy is delivered into the prostatic tissue, ultimately resulting in a reduction in the size of the prostate as the body re-absorbs the destroyed tissue during the months following treatment.

         Cooled ThermoTherapy provides significant advantages over other BPH therapies, producing lasting results that are clinically superior to drug therapy while avoiding the complications associated with surgery. Because Cooled ThermoTherapy does not require punctures or incisions and protects the urethra during treatment, it can be performed in the physician's office or other outpatient environments without the need for anesthesia or intravenous sedation and results in fewer complications.

Clinical Studies

         Clinical trials of the Cooled ThermoTherapy procedure have been performed to obtain data to support new indications, to obtain long-term durability data, and to gather data for Medicare and other reimbursement approvals in various markets. We continue to monitor several multi-center and multi-year studies to evaluate the long-term durability of Cooled ThermoTherapy procedures. In our published results from multi-center clinical trials, conducted both in the United States and internationally, the majority of Cooled ThermoTherapy patients for whom follow-up data are available show significant long-term relief from the symptoms of BPH, without significant post-procedure complications.

Sales and Marketing

         Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) increase market awareness of Cooled ThermoTherapy, (ii) create access to Cooled ThermoTherapy through both the sale and rental of Cooled ThermoTherapy systems and (iii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system.

         United States

         We have a sales and marketing team consisting of sales and marketing management, product management, clinical and reimbursement specialists, and direct sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy products. Our direct sales force and marketing efforts are targeted at urologists who treat a large number of BPH patients. In addition to our direct sales force, we utilize independent third-party mobile service providers to provide smaller hospitals and urology clinics with cost-effective access to Cooled ThermoTherapy treatment. The mobile service providers transport the Cooled ThermoTherapy systems between sites, making the treatment available to physicians and patients on a rotating basis. As of August 30, 2002, we employed a total of 41 individuals in our sales and marketing department. To facilitate the growth and expansion of the market for our products, we plan to expand our sales and marketing team to more than 55 members by January 2003.

         We offer our Cooled ThermoTherapy systems on a direct purchase and a per-use rental basis. The list price for the purchase of a Targis or Prostatron control unit is $90,000. The list prices for a single-use treatment catheter for our Targis and Prostatron systems are $1,200 and $1,000 respectively. Pricing for single-use treatment catheters purchased for use on rental equipment vary depending on the length and terms of the agreement.

         International

         We have distribution agreements with Nihon Kohden Corporation and EDAP Technomed Co. Ltd. for the market development and sale of the Targis and Prostatron systems, respectively, in Japan. Our efforts outside of Japan are primarily focused in Western Europe, where we use a network of local distributors and independent agents experienced in selling products to hospitals and urologists.

Manufacturing

         We outsource all of our manufacturing, except for the assembly of the Targis system disposable treatment catheter.

         We have entered into a supply agreement for the production of the Prostatron control unit with EDAP TMS S.A., a French corporation; Technomed Medical Systems S.A., a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively EDAP) that continues through October 2003. During the first fiscal quarter of 2002, we entered into a two-year supply agreement with Plexus Corp. for the production of our Targis control unit. Plexus delivered the first production units in December 2001 and is producing Targis control units pursuant to our purchase orders.

         We have a supply agreement with Venusa, Ltd. (Venusa) for the production of the Prostatron disposable treatment catheter that extends though April 2004.

         We assemble Targis procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. Several of the components are currently available to us through a single vendor. Wherever possible we attempt to develop alternative sources for critical components. Where alternative sourcing is not possible, we attempt to enter into supply agreements with each component provider. Nevertheless, failure to obtain components from these providers or delays associated with any future component shortages, particularly as we increase our manufacturing level, could have a material adverse effect on our business, financial condition and operating results.

         Our manufacturing operations and the operations of our third-party suppliers must comply with the U.S. Food and Drug Administration's (FDA's) quality system regulation, which includes, but is not limited to, the FDA's Good Manufacturing Practices (GMP) requirements, and with certain requirements of state, local and foreign governments for assuring quality by controlling components, processes and document traceability and retention, among other things.

         In June 1997, July 1998 and September 2000, the FDA completed inspections of our facility, documentation and quality systems with no significant deficiencies of GMP noted. Our facilities will continue to be subject to periodic inspections by the FDA and by other auditors. We believe that our manufacturing and quality control procedures meet the requirements of these regulations and have established training and self-audit systems designed to ensure compliance.

         We have received ISO 9001 certification indicating compliance of our manufacturing facilities with European standards for quality assurance and manufacturing process control. We also have received CE mark certification, which allows us to affix the CE Mark to our products and market them in the European Union. In addition, the Targis and Prostatron systems have been approved for marketing by the Japanese Ministry of Health and Welfare. As of August 30, 2002 we employed 32 individuals in our manufacturing department.

Research and Development

         We intend to build upon our clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. Our research and development efforts are currently focused on improving the function and features of our Cooled ThermoTherapy systems, reducing the production cost of the components in our products and investigating other applications for our core cooled microwave technology.

         During the fiscal years ended June 30, 2002, 2001 and 2000, we spent $4.1 million, $3.5 million and $3.6 million, respectively, in our research and development efforts. As of August 30, 2002 we employed 24 individuals in our research and development department.

Reimbursement

         We believe that third-party reimbursement is essential to the acceptance of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to obtaining such reimbursement. We estimate that 60% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market acceptance of Cooled ThermoTherapy in the United States.

         The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Center for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment continues to be reimbursed approximately $600 per procedure.

         In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist's office. The reimbursement rate (inclusive of the physician's fee) in calendar year 2002 for Cooled ThermoTherapy procedures performed in the urologist's office is approximately $3,530, which is subject to geographic adjustment. Reimbursement rates for calendar 2003 will be published in the November 2002 edition of the Federal Register. At present, we expect the reimbursement rate for Cooled ThermoTherapy treatment performed in the office to decrease approximately eight percent beginning January 1, 2003.

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

Patents and Proprietary Rights

         We have been issued 43 U.S. and 31 non-U.S. patents. We also have 18 patent applications pending in the United States and in a number of non-U.S. jurisdictions, and we intend to file additional patent applications in the future.

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

         In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and ACMI Corporation in the United States District Court for the Eastern District of Wisconsin. We are seeking an injunction prohibiting the manufacture, use, sale, or offer for sale of the "ProstaLund Feedback Treatment" and an unspecified amount of damages. Our action alleges that ProstaLund's microwave medical device and method, for which it has sought pre-market approval from the FDA, infringes our United States Patents No. 5,234,004 and No. 5,509,929. Our complaint also alleges that ProstaLund has an agreement with ACMI Corporation to distribute ProstaLund's microwave device in the United States. The defendants have counterclaimed, alleging that they do not infringe our patents, that our patents are invalid and that we have "marked" our products as "patented" in a manner that violates patent law. We believe that defendants' counterclaims are without merit.

         In addition to patents, we also rely on trade secrets and proprietary know-how that we intend to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with employees and most of our consultants contain standard industry provisions requiring that the individuals assign to us, without additional consideration, any inventions conceived or reduced to practice while employed by or under contract with us, subject to customary exceptions. Our officers and other key employees also agree not to compete with us for a period following termination. There can be no assurance that proprietary information or non-compete agreements with employees, consultants and others will not be breached, that we will have adequate remedies for any such breach, or that third parties will not otherwise gain access to our technology.

Competition

         Competition in the market for the treatment of BPH comes from invasive therapies, such as TURP, drug therapy and other minimally invasive treatments. There are four well-recognized prescription drugs available in the United States for treating the symptoms of BPH: Flomax (sold by Boehringer Ingelheim International GmbH), Hytrin (sold by Abbott Laboratories), Cardura (sold by Pfizer Inc.) and Proscar (sold by Merck & Co., Inc.). Drug therapy is currently the first-line therapy prescribed by most physicians in the United States for BPH. Due to the large yet still uninformed marketplace of men suffering from BPH, we do not consider the drug manufacturers as major threats or direct competitors, but more as alternative therapies that have significant resources to bring awareness to this quality of life condition for which we believe our Cooled ThermoTherapy can provide a safe, effective and long-lasting treatment.

         Competition in the market for minimally invasive treatments for BPH continues to grow. Competitive devices include radio frequency (Medtronic), interstitial laser (Johnson & Johnson), low energy microwave (TherMatrx, Inc) and water-induced thermotherapy (Endocare). We believe Cooled ThermoTherapy provides significant advantages over other minimally invasive BPH therapies. Because Cooled ThermoTherapy does not require punctures or incisions, it can be performed in the physician's office or other outpatient environments without the need for anesthesia or intravenous sedation. Further, by combining microwave energy with cooling, we can drive heat deep into the prostate, creating lasting results while minimizing damage to the urethra enhancing patient comfort and reducing complications.

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

         Medical devices intended for human use in the United States are classified into one of three categories Such devices are classified by regulation into either class I (general controls), class II (performance standards) or class III (pre-market approval or PMA) depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device. Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA also apply to medical devices.

         Our Cooled ThermoTherapy systems have received FDA clearance for sale in the United States. In addition, we have obtained CE Mark certification for distribution in Europe and product registration for distribution in Canada and Japan.

         The FDA's regulations require agency approval of a PMA supplement for certain changes made to a product if the changes affect the safety and effectiveness of the device. Such changes include, but are not limited to, new indications for use; the use of a different facility or establishment to manufacture, process or package the device; changes in manufacturing methods or quality control systems; changes in vendors used to supply components of the device; changes in performance or design specifications; and certain labeling changes. Any such changes will require FDA approval of a PMA supplement prior to marketing of the device. There can be no assurance that the required approvals of PMA supplements for any changes will be granted on a timely basis or at all, and delays in receipt of, or failure to receive such approvals, or the loss of the approval of the PMA for either of our Cooled ThermoTherapy systems would have a material adverse effect on our business.

         The process of obtaining FDA and other required regulatory clearances or approvals is lengthy and expensive. There can be no assurance that we will be able to obtain or maintain the necessary clearances or approvals for clinical testing or for manufacturing or marketing of our products. Failure to comply with applicable 1regulatory approvals can, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, government regulation may be established that could prevent, delay, modify or rescind regulatory clearance or approval of our products.

         Medical device laws are also in effect in many of the countries outside of the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective, and all medical devices must meet the Medical Device Directive standards and receive CE Mark certification. CE Mark certification involves a comprehensive Quality System program and submission of data on a product to the Notified Body in Europe.

Health Care Regulatory Issues

         The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly in the future. In general, regulation of health care related companies is increasing. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

         We regularly monitor developments in laws and regulations relating to our business. We may be required to modify our agreements, operations, marketing and expansion strategies from time to time in response to changes in the statutory and regulatory environment. Although we plan to structure all of our agreements, operations, marketing and strategies in accordance with applicable law, there can be no assurance that our arrangements will not be challenged successfully or that required changes may not have a material adverse effect on operations or profitability.

Product Liability and Insurance

         Our business subjects us to the risk of product liability claims. Any such claims could have an adverse impact on our business. We maintain product liability insurance with coverage of $1 million per occurrence and an annual aggregate maximum of $2 million. We also carry a $15 million umbrella insurance policy. We evaluate our insurance requirements on an ongoing basis. There can be no assurance that product liability claims will be covered by our insurance, will not exceed our insurance coverage limits, or that any insurance will be available on commercially reasonable terms, or at all. A successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability insurance may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage could prevent or inhibit the marketing and sale of our products. A product liability claim could result in a recall of the product by the FDA and could have a material adverse effect on our reputation, business, financial condition and results of operations.

Employees

         As of August 30, 2002, we employed 105 individuals on a full-time basis. We also had several part-time employees and consultants. Although we believe that we have been successful in attracting experienced and capable personnel, there can be no assurance that we will continue to attract and retain qualified personnel. None of our employees are covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Seasonality

         We believe that holidays, major medical conventions and vacations taken by physicians, patients and patient families may have a seasonal impact on our sales. We are continuing to monitor and assess the impact seasonality may have on demand for our products.

Backlog

         As of June 30, 2002, we maintained a minimal backlog of product orders. Our policy is to stock enough inventory to be able to ship most orders within a few days of receipt or as requested by our customers. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

Risks Related to Our Business

         The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of the following risks could harm our business. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

We have a limited operating history and expect to continue to generate losses.

         We have incurred substantial losses since our inception and, if physicians do not purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may never achieve or maintain profitable operation. We incurred a net loss of approximately $1.7 million for the year ended June 30, 2002, and have incurred losses of nearly $70 million since our inception. We expect to continue to incur operating losses in the near future as we expand our investment in sales and marketing activities to increase sales, continue to incur costs and expenses to protect our intellectual property, and fund research and development activities. We will need to increase significantly the revenues we receive from sales of our products as a result of these increased operating expenses. We may be unable to do so, and therefore may never achieve profitability. Even if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

Our products may not achieve market acceptance, which could limit our future revenue.

         Physicians will not recommend Cooled ThermoTherapy procedures unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the Cooled ThermoTherapy procedure compared with other therapies. Patient acceptance of the Cooled ThermoTherapy procedure also will depend upon the ability of physicians to educate these patients on their treatment choices. Health care payer acceptance of our procedure will require, among other things, evidence of the cost effectiveness of Cooled ThermoTherapy compared to other BPH therapies. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community. If our Cooled ThermoTherapy procedure is not accepted by physicians, patients or payers, or is accepted more slowly than expected, we may never operate profitably.

Third-party reimbursement is critical to market acceptance of our products.

         Our future revenues are subject to uncertainties regarding health care reimbursement and reform. In the United States, health care providers, such as hospitals and physicians, generally rely on third-party payers.

         Third-party reimbursement is dependent upon decisions by the Center for Medicare and Medicaid Services, contract Medicare carriers, individual managed care organizations, private insurers, foreign governmental health programs and other payers of health care cost. Failure to receive or maintain favorable coding, coverage and reimbursement determinations for Cooled ThermoTherapy by these organizations could discourage physicians from using our products. We may be unable to sell our products on a profitable basis if third-party payers deny coverage, provide low reimbursement rates or reduce their current levels of reimbursement.

         The continuing efforts of government, insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may also result in lower prices for or rejection of our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available, and could have a materially adverse affect on our revenues and ability to operate profitably.

We are faced with intense competition and rapid technological and industry change.

         The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as from pharmaceutical companies. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products, including drug-based treatments, that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

We are dependent on adequate protection of our patent and proprietary rights.

         We rely on patents, trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights. However, these legal means afford us only limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors.

         In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and ACMI Corporation in the United States District Court for the Eastern District of Wisconsin and the defendants have raised counterclaims against us. See "Legal Proceedings." Although we believe the defendants' counterclaims are without merit, we cannot predict what the Court will do. The Court may find one or more of our patents invalid or limit the scope of the claims contained in the patents at issue or grant the relief we are seeking. This litigation has resulted in substantial expense and may divert our attention from implementing our business strategy.

         Additional litigation against other parties may be necessary in the future to enforce our intellectual property rights, to protect our patents and trade secrets, and to determine the validity and scope of our proprietary rights.

         Furthermore, we cannot be assured that others have not developed or will not develop similar products or manufacturing processes, duplicate any of our products or manufacturing processes, or design around any of our patents.

We depend upon our Cooled ThermoTherapy systems for all of our revenues.

         All of our revenues are derived from sales of our Cooled ThermoTherapy systems and single-use disposable treatment catheters. As a result, our success is solely dependent upon the success of our Cooled ThermoTherapy systems. To date, our Cooled ThermoTherapy systems have not received widespread market acceptance. If we are unable to commercialize the use of these systems successfully, our business, financial condition and results of operations will be materially and adversely affected.

We have limited manufacturing experience and are dependent upon a limited number of third-party suppliers to manufacture our products.

         We have contracted with third parties for the production of the Prostatron product line and the Targis system control unit pursuant to written supply agreements. If, for any reason, any of our third-party manufacturers are unable or unwilling to manufacture the products for us in the future, we could incur significant delays in obtaining a substitute contract manufacturer. Also, we purchase additional components used in our products from various suppliers and rely on single sources for several components. One such component is obtained from a source that has a patent for the technology. Delays could be caused if supply of this component or other components were interrupted. These delays could be extended in certain situations in which a substitute contract manufacturer or a component substitution would require approval by the FDA of a PMA supplement. The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet customer orders for our products and harm our business.

         We produce the disposable treatment catheter for the Targis system. We have limited experience in rapidly scaling up production. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel.

         If we or any of our third-party manufacturers or suppliers experience production problems, we may not be able to locate an alternate manufacturer promptly. Identifying and qualifying alternative suppliers of components takes time and involves significant additional costs and may delay the production of our products. The FDA requires us to identify any supplier we use. The FDA may require additional testing of any component from new suppliers prior to our use of these components. The termination of our relationships with these single source suppliers or the failure of these parties to supply us with the components on a timely basis and in sufficient quantities likely would cause us to be unable to meet customer orders for our products in a timely manner or within our budget and harm our business.

We are dependent on distributors for international sales.

         To date, a majority of our revenues outside the United States have been derived from sales through third-party distributors. Although we intend to work with our distributors and agents to improve international revenue, we expect a decline in fiscal 2003 over fiscal 2002, driven primarily by a decrease in reimbursement for Cooled ThermoTherapy in Japan. Further, the failure of our distributors to market our products in the international markets effectively or our failure to locate and establish relationships with reputable distributors could have an adverse effect on our ability to achieve penetration of these markets and establish long-term acceptance of Cooled ThermoTherapy.

We are dependent on key personnel.

         Failure to attract and retain skilled personnel could hinder our research and development as well as our sales and marketing efforts. Our future success depends to a significant degree upon the continued services of key technical and senior management personnel, including Michael M. Selzer Jr., our chief executive officer. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. The inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

Government regulation can have a significant impact on our business.

         Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the FDA has broad authority under the federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Sales of drugs and medical devices outside the United States are subject to government regulation and restrictions that vary from country to country. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive.

         We may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, government regulations may be established that could prevent, delay, modify or rescind regulatory approval of our products. Any such position, or change of position by the FDA may adversely impact our business and financial condition. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition to obtaining such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. We may not be able to obtain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition. In addition, the health care industry in the United States is generally subject to fundamental change due to regulatory, as well as political, influences. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include controls on health care spending through limitations on the growth of private purchasing groups and price controls. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

         We, as well as our distributors and health care providers who purchase our products and services, are subject to state and federal laws prohibiting kickbacks or other forms of bribery in the health care industry. We may be subject to civil and criminal prosecution and penalties if we or our agents violate any of these laws.

We may be required to pay damages that exceed our insurance coverage for product liability claims.

         Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. While we believe that we are reasonably insured against these risks, we may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Currently, we maintain product liability insurance in amounts we deem to be reasonable. A product liability claim in excess of our insurance coverage would have to be paid out of cash reserves and would harm our reputation in the industry and our business.

Our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business.

         The FDA and similar governmental authorities in other countries have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources and harm our reputation with customers and our business.

Fluctuations in our future operating results may negatively impact the market price of our common stock.

         Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

     o the timing and volume of customer orders for both equipment and single-use treatment catheters,
     o costs and expenses related to our effort to protect intellectual property,
     o the timing of expenditures related to sales and marketing, and research and development, and
     o    product availability.

If our operating results are below the expectations of securities analysts or investors, the market price of our common stock may fall abruptly and significantly.

Our business is exposed to risks related to acquisitions and mergers.

         As part of our strategy to commercialize our products, we may acquire one or more businesses. On October 1, 2000, we purchased the Transurethral Microwave ThermoTherapy (TUMT or Cooled ThermoTherapy) product line and related patents and technologies from EDAP. We may not be able to integrate our business effectively with any other business we may acquire. The failure to integrate an acquired company or acquired assets into our operations may cause a drain on our financial and managerial resources, and thereby have a significant negative effect on our business and financial results.

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

Our stock price may be volatile and a shareholder's investment could decline in value.

         Our stock price has fluctuated in the past and is likely to continue to fluctuate significantly, making it difficult to resell shares at an attractive price when an investor wants to. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

     o    actual or anticipated variations in our operating results,
     o    developments regarding government and third-party reimbursement,
     o    changes in government regulation,
     o    government investigation of us or our products,
     o    changes in reimbursement rates or methods affecting our products,
     o    developments concerning proprietary rights,
     o litigation or public concern as to the safety of our products or our competitors' products,
     o technological innovations or new commercial products by us or our competitors,
     o    investor perception of us and our industry, and
     o    general economic and market conditions including market uncertainty.

         In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high-technology companies in particular, which are often unrelated to the operating performance of these companies. Any failure by us to meet or exceed estimates of financial analysts is likely to cause a decline in our common stock price.

Future sales of shares of our common stock may negatively affect our stock price.

         Future sales of our common stock, including shares issued upon the exercise of outstanding options or hedging or other derivative transactions with respect to our stock, could have a significant negative effect on the market price of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

Anti-takeover provisions in our articles of incorporation may have a possible negative effect on our stock price.

         Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. We have in place several anti-takeover measures that could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders. Our stock option plans contain provisions that allow for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a "change in control." In addition, we have adopted a shareholder rights plan that would cause substantial dilution to any person or group attempting to acquire our company on terms not approved in advance by our board of directors.

The felony conviction of Arthur Andersen LLP may adversely affect its ability to satisfy claims against it.

         On June 15, 2002, our former independent auditors, Arthur Andersen LLP, were convicted on federal charges of obstruction of justice arising from the government's investigation of Enron Corp. Events arising out of the conviction may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from its provision of auditing and other services to us, including claims that may arise out of Arthur Andersen LLP's audit of our financial statements.

ITEM 2.  PROPERTIES
-------------------

         We lease approximately 37,000 square feet of office, manufacturing and warehouse space in a suburb of Minneapolis, Minnesota, pursuant to a lease that expires on January 31, 2003. We are currently negotiating a new lease for our existing premises and believe we will be able to obtain a lease at market rates comparable to our existing lease. We believe our facilities will be sufficient to meet our current and future requirements and that additional space at or near the current location will be available at a reasonable cost if additional space is required in the future.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation we believe could reasonably be expected to have a material adverse effect on our business or results of operations except as noted below.

         In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and ACMI Corporation in the United States District Court for the Eastern District of Wisconsin. We are seeking an injunction prohibiting the manufacture, use, sale, or offer for sale of the "ProstaLund Feedback Treatment" and an unspecified amount of damages. Our action alleges that ProstaLund's microwave medical device and method, for which it has sought pre-market approval from the FDA, infringes our United States Patents No. 5,234,004 and No. 5,509,929. Our complaint also alleges that ProstaLund has an agreement with ACMI Corporation to distribute ProstaLund's microwave device in the United States. The defendants have counterclaimed, alleging that they do not infringe our patents, that our patents are invalid and that we have "marked" our products as "patented" in a manner that violates patent law. We believe the defendants' counterclaims are without merit.

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

                                           Quarter
Fiscal Year              First      Second          Third         Fourth
-----------              -----      ------          -----         ------

2002          High      $22.60        $22.02        $21.35         $18.07
              Low        12.40         11.15         12.70          11.00

2001          High       $9.00        $13.63        $23.50         $27.79
              Low         3.75          6.88         12.13          18.31


         The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

         To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

         The following table below presents our equity compensation plan information:

                                              (a)                            (b)                            (c)

         Plan Category            Number of securities to be      Weighted-average exercise        Number of securities
                                    issued upon exercise of     price of outstanding options,    remaining available for
                                     outstanding options,            warrants and rights       future issuance under equity
                                      warrants and rights                                           compensation plans
                                                                                                   (excluding securities
                                                                                                  reflected in column (a)
-------------------------------- ------------------------------ ------------------------------ ------------------------------
   Equity compensation plans     1,676,091                      $8.06                          708,910
 approved by security holders
-------------------------------- ------------------------------ ------------------------------ ------------------------------
 Equity compensation plan not    400,000                        $3.875                         None
 approved by security holders
-------------------------------- ------------------------------ ------------------------------ ------------------------------
             Total               2,076,091                      $7.25                          708,910
-------------------------------- ------------------------------ ------------------------------ ------------------------------

         The "equity compensation plans approved by security holders" listed above represents shares issuable under the Urologix 1991 Stock Option Plan. The most recent amendment to the Plan, an increase of 500,000 shares, was approved by shareholders in November 2001.

         The 400,000 shares listed under "equity compensation plans not approved by security holders" represent a 400,000 share option granted to Michael M. Selzer, Jr. the Company's President and Chief Executive Officer. The option was granted to Mr. Selzer in connection with his original employment agreement dated November 10, 1998. The option is a non-qualified option exercisable at a price of $3.875.

         The first 200,000 shares began vesting over the period commencing on December 8, 1998 and ending on January 4, 2003, with 50,000 shares vesting on January 4, 2000, and 1/36th of the remaining 150,000 shares vesting on the 4th of each of the 36 months following January 4, 2000. The next 100,000 shares began vesting over a period of four years beginning on January 4, 2000, with 25,000 shares vesting on January 4, 2001 and 1/36th of the remaining 75,000 shares vesting on the 4th of each of the 36 months following January 4, 2001. The remaining 100,000 shares began vesting over a period of four years commencing on January 4, 2001, with 25,000 shares vesting on January 4, 2002 and the 1/36th of the remaining 75,000 shares vesting on the 4th of each of the 36 months following January 4, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     Years Ended June 30,
----------------------------------------------------------------------------------------------------------------------
                                               2002            2001           2000            1999           1998
----------------------------------------- --------------- --------------- -------------- --------------- -------------
                                                             (in thousands, except per share data)
Statements of Operations Data:
Sales                                     $      22,742   $       15,337  $       8,163  $       6,110   $     11,194
Cost of goods sold                                7,844            5,804          4,357          5,910          9,162
                                          --------------- --------------- -------------- --------------- -------------
     Gross profit                                14,898            9,533          3,806            200          2,032
                                          --------------- --------------- -------------- --------------- -------------

Costs and Expenses:
Research and development                          4,073            3,533          3,614          5,106          6,676
Sales, general and administrative                12,046           10,799          8,767         10,856          9,049
Amortization of intangibles                         664            1,082              -              -              -
                                          --------------- --------------- -------------- --------------- -------------
Total costs and expenses                         16,783           15,414         12,381         15,962         15,725
                                          --------------- --------------- -------------- --------------- -------------

Operating loss                                  (1,885)          (5,881)        (8,575)       (15,762)       (13,693)
Interest income, net                                234              746          1,477          1,746          2,056
Litigation settlement expense                         -                -              -              -        (3,376)
                                          --------------- --------------- -------------- --------------- -------------
Net loss                                  $     (1,651)   $      (5,135)  $     (7,098)  $    (14,016)   $   (15,013)
                                          =============== =============== ============== =============== =============

Basic and diluted:
Net loss per common share                 $      (0.12)   $       (0.40)  $      (0.62)  $      (1.24)   $     (1.44)
Weighted average shares used in
     computing net loss per share                13,810           12,760         11,514         11,346         10,429

                                                                           June 30,
----------------------------------------------------------------------------------------------------------------------
                                               2002            2001           2000            1999           1998
----------------------------------------- --------------- --------------- -------------- --------------- -------------
                                                                        (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
     available-for-sale investments       $      12,713   $       14,921  $      23,598  $      28,036   $     36,500
Working capital                                  14,007           14,935         23,131         28,803         41,375
Total assets                                     46,437           46,860         31,956         38,988         53,489
Long term obligations                               926            1,439              -              3              9
Total liabilities                                 7,490            7,351          3,186          3,521          4,152
Shareholders equity                              38,947           39,509         28,770         35,467         49,337


SELECTED QUARTERLY FINANCIAL DATA
---------------------------------

                                                      Year Ended June 30, 2002
                                         ------------------------------------------------
                                              First       Second      Third       Fourth
                                             Quarter     Quarter     Quarter     Quarter
                                         ------------------------------------------------
                                              (in thousands, except per share data)
Sales                                         $5,184      $5,257      $6,027      $6,274
Gross profit                                   3,346       3,446       3,913       4,193
Net loss                                       (733)       (470)        (95)       (353)
Basic and diluted net loss per share         $(0.05)     $(0.03)     $(0.01)     $(0.03)

                                                      Year Ended June 30, 2001
                                         ------------------------------------------------
                                              First       Second      Third       Fourth
                                             Quarter     Quarter     Quarter     Quarter
                                         ------------------------------------------------
                                              (in thousands, except per share data)
Sales                                         $1,935      $3,202      $4,509      $5,691
Gross profit                                   1,097       1,997       2,794       3,645
Net loss                                     (1,460)     (1,607)     (1,214)       (854)
Basic and diluted net loss per share         $(0.13)     $(0.12)     $(0.09)     $(0.06)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The following discussion should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under "Risk Related to Our Business" in Item 1. All forward-looking statements included here are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

         Urologix, Inc., based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

         We have developed and offer non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of BPH, a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis and Prostatron names. Both systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician's office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH that is superior to medication without the complications and side effects inherent in clinically surgical procedures.

         Third-party reimbursement is essential to acceptance of the Cooled ThermoTherapy procedure. We estimate that 60% to 80% of patients who receive treatment in the United States are eligible for Medicare coverage, making Medicare reimbursement critical for widespread market acceptance in the United States. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private-paying patients.

         The rate of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Through July 31, 2000, Medicare had reimbursed hospitals on a reasonable cost basis for each Cooled ThermoTherapy procedure performed. Under the reasonable cost basis of reimbursement, Medicare reimbursed all reasonable costs the hospital incurred in conducting the procedures. Beginning August 1, 2000, the Center for Medicare and Medicaid Services (CMS), which administers Medicare, replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures with a new fixed rate or "prospective payment system." Under this new method of reimbursement, a hospital receives a fixed reimbursement for each procedure performed in its facility.

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

         Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) increase market awareness of Cooled ThermoTherapy, (ii) create access to Cooled ThermoTherapy through both the sale and rental of Cooled ThermoTherapy systems and (iii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy System.

         We expect to continue to incur operating losses as we expand our marketing and sales activities, continue clinical trials in support of regulatory and reimbursement approvals, and continue to invest in our effort to protect our intellectual property. Our future profitability will be dependent upon, among other factors, our success in achieving market acceptance of the Cooled ThermoTherapy procedures in the physician's office, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in hospitals, ambulatory surgery centers and physicians' offices and the amount of reimbursement provided.

Critical Accounting Policies:

         In accordance with recent Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

         We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 101. Revenue from product sales is recognized at the time of shipment, net of estimated returns, which also are established at the time of shipment. Deferred revenue for warranty service contracts is recognized over the contract period. Revenue from equipment rental through our "per procedure" fee program is recognized at the time of treatment. We also record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we used to calculate these estimates does not properly reflect future returns, revenues could be overstated.

Product Warranty

         We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs to sales, the historical length of time between the sale and resulting warranty claim and other factors. Should actual product failure rates, material usage or repair costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory Reserves

         We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical experience and forecasted demand. Our reserve requirements could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.

Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Long-Lived and Intangible Assets and Goodwill

         In fiscal 2002, we adopted Statement of Financial Accounting Standards
(SFAS) 142, "Goodwill and Other Intangible Assets," and as a result, we have ceased to amortize approximately $10.2 million of goodwill and $1.1 million of trademarks. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical, due to the amount of goodwill recorded on our balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.

         Other intangible assets consist of purchased technology, customer base and trademarks. Purchased technology and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible asset with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. We review these definite and indefinite lived intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Results of Operations

         Fiscal Years Ended June 30, 2002 and 2001

         Net sales for fiscal 2002 increased $7.4 million or 48% to $22.7 million, compared to sales of $15.3 million in the prior fiscal year. The growth in revenue was fueled primarily by a 58% increase in sales of single-use treatment catheters. Revenue in fiscal 2002 was also positively affected by a full year of revenue from the Prostatron product line, compared to nine months in fiscal 2001. We expect revenue in fiscal 2003 to increase as the sale of single-use treatment catheters continues to grow and more physicians begin to use Cooled ThermoTherapy. Sales increases in the domestic market will be partially offset by decreased international sales as reimbursement declines in Japan adversely affect sales in that marketplace.

         Cost of goods sold increased to $7.8 million in fiscal 2002 compared to $5.8 million in fiscal 2001. The increase in cost of goods sold resulted from an increase in the volume of Cooled ThermoTherapy systems and single-use treatment catheters sold in 2002, partially offset by a reduction in the per unit production costs of our products, due to increased manufacturing efficiencies and lower product cost.

         Gross profit as a percentage of sales increased to 66% in fiscal 2002 from 62% in fiscal 2001, due primarily to continued manufacturing process improvements, increased production volumes, decreased raw material costs, price reductions from key suppliers, and a continued mix shift to the sale of our higher margin single-use treatment catheters from Cooled ThermoTherapy system sales.

         Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $4.1 million in fiscal 2002 from $3.5 million in the prior fiscal year. The increase in research and development expenses resulted from increased investments in new product development and clinical study activity. We expect research and development expenses to increase as we continue clinical trial activity on our next generation of Cooled ThermoTherapy treatment catheters.

         Sales, general and administrative expenses increased to $12 million from $10.8 million in the prior fiscal year. The increase in expenses resulted from the continued expansion of our direct sales force, training and promotion, and expenses related to a patent infringement suit that we filed to protect our intellectual property. We expect sales and marketing expenses to increase as we expand our direct sales force, intensify our efforts to generate awareness and acceptance of Cooled ThermoTherapy, and protect our intellectual property.

         Amortization of goodwill and other intangible assets decreased to $664,000 in fiscal 2002 from $1.1 million in fiscal 2001. The decrease in the amortization of goodwill and other indefinite-lived intangible assets resulted from the adoption of Financial Accounting Standard Board (FASB) Statement 141, "Business Combinations," and Statement 142, "Goodwill and Other Intangible Assets," effective July 1, 2001. These statements eliminate the pooling of interests method of accounting for business combinations and the systematic amortization of goodwill. We expect future annual amortization expense to be consistent with fiscal 2002 levels.

         Net interest income decreased to $234,000 during fiscal 2002 from $746,000 in the prior fiscal year. The decrease was attributable to lower interest income due to lower cash and investment balances and lower average investment yields.

Fiscal Years Ended June 30, 2001 and 2000

         Net sales for fiscal 2001 increased $7.2 million or 88% to $15.3 million, compared to sales of $8.2 million in fiscal 2000. The growth in sales was the direct result of a favorable reimbursement change that allowed physicians to perform Cooled ThermoTherapy procedures in their office, and approximately $6.2 million increase in sales generated by the acquisition of the Prostatron Cooled ThermoTherapy product line from EDAP TMS S.A (EDAP) in October 2000.

         Cost of goods sold increased to $5.8 million in fiscal 2001 compared to $4.4 million in fiscal 2000 due to higher sales volume. Gross profit as a percentage of sales increased to 62% in fiscal 2001 from 47% in fiscal 2000 due primarily to manufacturing process improvements, increased production volumes, decreased raw material costs and the elimination of royalties previously paid to EDAP.

         Sales, general and administrative expenses increased to $10.8 million in fiscal 2001 from $8.8 million in fiscal 2000. The increased expenses were primarily attributable to the expansion of our direct sales force, investments in customer training, advertising and expenditures related to the integration of acquired Prostatron products.

         Research and development expenses decreased to $3.5 million in fiscal 2001 from $3.6 million in fiscal 2000. The slight decrease in research and development expenses resulted from reduced clinical study activity offset by increased staffing.

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

Liquidity and Capital Resources

         We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy systems and single-use treatment catheters. As of June 30, 2002, we had total cash, cash equivalents and available-for-sale securities of $12.7 million and working capital of $14.0 million.

         During fiscal 2002, we used cash of $1.5 million in operating activities, primarily as a result of our net loss of $1.7 million. Additionally, depreciation and amortization of $1.8 million and an increase in accounts payable and accrued expenses of $412,000 were offset by increases in net accounts receivable of $1.4 million, prepaid and other assets of $441,000 and inventories of $221,000.

         Our investing activities generated $2.4 million of cash in 2002 primarily resulting from the net sale of investment securities of $3.8 million, offset by purchases of equipment of approximately $1.4 million.

         Our financing activities generated proceeds of $602,000 during fiscal 2002, reflecting $1.0 million received through the issuance of common stock, offset by $419,000 in payments on capital lease obligations.

         On October 1, 2000, we paid $7.6 million in cash to EDAP in connection with the acquisition of EDAP's Cooled ThermoTherapy product line, related patents and technologies. This acquisition was funded through existing cash balances and the issuance of common stock and warrants to purchase common stock.

         As part of the acquisition, we agreed to assume approximately $1.5 million dollars in lease obligations related to control units located at customer sites within the United States and also issued a promissory note to pay EDAP $575,000, plus accrued interest on December 30, 2003. Future contractual commitments that will affect cash flows are as follows (in thousands):

                                              Total   FY2003   FY2004
                                              -----   ------   ------
                Acquired lease obligation    $1,019    $644    $  375
                Promissory note                 693       0       693
                Building lease                  180     180         0
                                             ------    ----    ------
                Total                        $1,892    $824    $1,068

         We have no contractual commitments beyond fiscal year 2004.

         As of June 30, 2002, we did not have any significant purchase commitments.

         We expect to continue to incur additional losses in the near future and will use our working capital as we incur expenses related to our sales, marketing, and research and development activities. In addition, we plan to continue offering customers a per procedure rental program. As of June 30, 2002 our Property and Equipment, net, included approximately $2.2 million of control units under per procedure or rental agreements. Depending on the growth of this program, we may use substantial capital to finance the units rented by customers.

         Although we believe that existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months, there can be no assurance that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         Our financial instruments include cash and cash equivalents. The fair value of our financial investment portfolio at June 30, 2002, approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

         Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

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

         Reports of Independent Public Accountants
         Balance Sheets as of June 30, 2002 and 2001
         Statements of Operations for the years ended June 30, 2002, 2001 and 2000
         Statements of Shareholders' Equity for the years ended June 30,
              2002, 2001 and 2000
         Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000
         Notes to Financial Statements

Report of independent public accountants
Board of Directors and Shareholders
of Urologix, Inc.:

We have audited the accompanying balance sheet of Urologix, Inc. as of June 30, 2002, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2002 financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the financial statements, the Company adopted the provisions in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on July 1, 2001.

KPMG LLP

Minneapolis, Minnesota
August 2, 2002

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

Arthur Andersen LLP
Minneapolis, Minnesota
July 31, 2001



The opinion above was issued by Arthur Andersen LLP in connection with our Form 10-K for the year ended June 30, 2001. After reasonable efforts, we have been unable to obtain the written consent of Arthur Andersen LLP to our naming it in this document as having certified our financial statements for the year ended June 30, 2001, as required by Section 2-02 of Regulation S-X. Accordingly, you will not be able to sue Arthur Andersen LLP pursuant to Section 18 of the Securities Exchange Act of 1934 and therefore your right of recovery under that section may be limited as a result of the lack of consent.

                                 Urologix, Inc.
                                 Balance Sheets
                      (In thousands, except per share data)

                                                                                    June 30
                                                                             -----------------------
                                                                                 2002         2001
                                                                             -----------  ----------
ASSETS
Current Assets:
    Cash and cash equivalents                                                $   1,604    $      26
    Available-for-sale investments                                              11,109       14,895
    Accounts receivable, net of allowance of $483 and $396                       4,554        3,284
    Inventories, net                                                             2,424        2,203
    Prepaids and other current assets                                              880          439
----------------------------------------------------------------------------------------------------
         Total current assets                                                   20,571       20,847
----------------------------------------------------------------------------------------------------
Property and equipment:
    Machinery, equipment and furniture                                           8,227        6,847
    Less accumulated depreciation                                               (5,007)      (4,240)
----------------------------------------------------------------------------------------------------
         Property and equipment, net                                             3,220        2,607
Other assets                                                                     2,676        3,003
Goodwill, net                                                                   10,193        9,961
Other intangible assets, net                                                     9,777       10,442
----------------------------------------------------------------------------------------------------
              Total assets                                                   $  46,437    $  46,860
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $   2,117    $   1,781
    Accrued compensation                                                           686          705
    Other accrued expenses                                                       1,357          861
    Current portion of lease obligation                                            513          419
    Deferred income                                                              1,891        2,146
----------------------------------------------------------------------------------------------------
         Total current liabilities                                               6,564        5,912
----------------------------------------------------------------------------------------------------
Long-term debt                                                                     575          575
Long-term lease obligation                                                         351          864
----------------------------------------------------------------------------------------------------
         Total liabilities                                                       7,490        7,351
----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 10)
Shareholders' equity:
    Common stock, $.01 par value, 25,000 shares authorized; 13,902 and
      13,630 shares issued and outstanding                                         139          136
    Additional paid-in capital                                                 108,449      107,397
    Accumulated deficit                                                        (69,680)     (68,029)
    Accumulated other comprehensive income                                          39            5
----------------------------------------------------------------------------------------------------
         Total shareholders' equity                                             38,947       39,509
----------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                          $  46,437    $  46,860
====================================================================================================

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                                 Urologix, Inc.
                            Statements of Operations
                      (In thousands, except per share data)

                                                             For the Years Ended June 30
                                                          --------------------------------
                                                            2002        2001        2000
                                                          --------    --------    --------
SALES                                                     $ 22,742    $ 15,337    $  8,163
COST OF GOODS SOLD                                           7,844       5,804       4,357
                                                          --------    --------    --------
     Gross profit                                           14,898       9,533       3,806
                                                          --------    --------    --------

COSTS AND EXPENSES
   Research and development                                  4,073       3,533       3,614
   Sales, general and administrative                        12,046      10,799       8,767
   Amortization of goodwill and other intangible assets        664       1,082          --
                                                          --------    --------    --------
               Total costs and expenses                     16,783      15,414      12,381
                                                          --------    --------    --------
OPERATING LOSS                                              (1,885)     (5,881)     (8,575)
INTEREST INCOME                                                495         993       1,477
INTEREST EXPENSE                                              (261)       (247)         --
                                                          --------    --------    --------
NET LOSS                                                  $ (1,651)   $ (5,135)   $ (7,098)
                                                          ========    ========    ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE               $  (0.12)   $  (0.40)   $  (0.62)
                                                          ========    ========    ========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                              13,810      12,760      11,514
                                                          ========    ========    ========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                 Urologix, Inc.
                       Statements of Shareholders' Equity
                                 (In thousands)

                                                                                       Accumulated
                                                Common Stock    Additional                Other         Total
                                           --------------------   Paid-In  Accumulated Comprehensive Shareholders'
                                             Shares     Amount    Capital     Deficit  Income (Loss)   Equity
                                           -----------------------------------------------------------------------
Balance, June 30, 1999                        11,429   $    114   $ 91,150   $(55,796)   $     (2)   $ 35,466
Change in unrealized losses
     on investments                               --         --         --         --         (33)        (33)
  Net loss                                        --         --         --     (7,098)         --      (7,098)
                                                                                                      -------
  Comprehensive loss                              --         --         --         --          --      (7,131)
  Stock options exercised                        147          2        313         --          --         315
  Common shares issued under employee
      stock purchase plan                         32         --        120         --          --         120
                                           -------------------------------------------------------------------
Balance, June 30, 2000                        11,608        116     91,583    (62,894)        (35)     28,770
Change in unrealized gains
     on investments                               --         --         --         --          40          40
  Net loss                                        --         --         --     (5,135)         --      (5,135)
                                                                                                       ------
  Comprehensive loss                              --         --         --         --          --      (5,095)
  Value of options issued to consultants          --         --        172         --          --         172
  Stock options and warrants exercised           633          6      3,663         --          --       3,669
  Issuance of common stock for
   acquisition, net                            1,365         13     11,896         --          --      11,909
  Common shares issued under employee
   stock purchase plan                            24          1         83         --          --          84
                                           -------------------------------------------------------------------
Balance, June 30, 2001                        13,630        136    107,397    (68,029)          5      39,509
Change in unrealized gains
     on investments                               --         --         --         --          34          34
  Net loss                                        --         --         --     (1,651)         --      (1,651)
                                                                                                       ------
  Comprehensive loss                              --         --         --         --          --      (1,617)
  Value of options issued to consultants          --         --         34         --          --          34
  Stock options exercised                        266          3        958         --          --         961
Common shares issued under employee stock
   purchase plan                                   6         --         60         --          --          60
                                           -------------------------------------------------------------------
Balance, June 30, 2002                        13,902   $    139   $108,449   $(69,680)   $     39    $ 38,947
                                           ===================================================================

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                 Urologix, Inc.
                            Statements of Cash Flows
                                 (In thousands)

                                                                                      For the Years Ended June 30
                                                                                  -----------------------------------
                                                                                     2002         2001         2000
                                                                                  ---------    ---------    ---------
OPERATING ACTIVITIES
   Net loss                                                                       $  (1,651)   $  (5,135)   $  (7,098)
   Adjustments to reconcile net loss to net cash used for operating activities, net of effects of acquisition
         Depreciation and amortization                                                1,759        1,949        1,516
         Value of options issued to consultants                                          34          172           --
         Provision for bad debts                                                        212          137          163
         Change in operating items
            Accounts receivable                                                      (1,568)      (1,470)          70
            Inventories                                                                (221)          (3)         982
            Prepaids and other assets                                                  (441)       1,695          350
            Accounts payable                                                            336          399          247
            Accrued expenses                                                             76       (1,499)        (571)
                                                                                  ---------    ---------    ---------
                       Net cash used for operating activities                        (1,464)      (3,755)      (4,341)
                                                                                  ---------    ---------    ---------

INVESTING ACTIVITIES
   Purchase of property and equipment                                                (1,380)        (873)        (487)
   Purchase of investments                                                          (61,758)    (114,063)     (55,620)
   Proceeds from sales of investments                                                65,578      122,346       59,826
   Cash paid for acquisition, net of cash acquired                                       --       (7,578)          --
                                                                                  ---------    ---------    ---------
                       Net cash provided by (used for) investing activities           2,440         (168)       3,719
                                                                                  ---------    ---------    ---------

FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                             1,021        3,753          435
   Payments made on capital lease obligations                                          (419)        (263)         (12)
                                                                                  ---------    ---------    ---------
                       Net cash provided by financing activities                        602        3,490          423
                                                                                  ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,578         (433)        (199)

CASH AND CASH EQUIVALENTS
   Beginning of year                                                                     26          459          658
                                                                                  ---------    ---------    ---------
   End of year                                                                    $   1,604    $      26    $     459
                                                                                  =========    =========    =========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                 UROLOGIX, INC.
                          Notes to Financial Statements

1.       Nature of Business

Description of Operating Activities

         Urologix, Inc. (Urologix or "the Company") designs, develops, manufactures and markets innovative devices for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We have developed a catheter-based therapy that uses a proprietary cooled microwave technology for the treatment of BPH. We market our products under the Targis and Prostatron names. Both systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician's office or an outpatient clinic. Although we began actively selling our products in 1997, we have not operated profitably to date, and there are no assurances that we will operate profitably in the future.

2.       Significant Accounting Policies

Cash and Cash Equivalents

         We classify highly liquid investments with original maturities of 90 days or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Available-for-Sale Investments

         We invest in money market funds and U.S. government and investment-grade corporate debt investments with original maturities ranging from 91 days to two years. These investments are considered to be available for sale and are stated at market value, with the resulting unrealized gains or losses reported as a component of comprehensive loss in the statement of shareholders' equity. The gross realized gains and losses on sales of available-for-sale investments were not material for the years ended June 30, 2002, 2001 and 2000. Current available for sale investments are quoted at their estimated fair value based on current market quotes. Short term investments consist of the following at June 30, 2002 and 2001 (in thousands):

                                             2002                                            2001
                       -----------------------------------------------  ----------------------------------------------
                                      Gross         Gross                              Gross        Gross
                        Amortized   Unrealized   Unrealized    Market    Amortized   Unrealized  Unrealized    Market
                           Cost       Gains        Losses      Value        Cost       Gains        Losses     Value
                       -----------------------------------------------  ----------------------------------------------
   Commercial paper
     and cash             $    76        $ 0          $0      $    76     $ 8,302        $0           $0      $ 8,302
   Corporate and
     government bonds      10,994         47          (8)     $11,033       6,588         8          (3)        6,593
                       -----------------------------------------------  ----------------------------------------------
                          $11,070        $47         ($8)     $11,109     $14,890        $8         ($3)      $14,895
                       -----------------------------------------------  ----------------------------------------------

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

Revenue Recognition

         Revenue from product sales is recognized at the time of shipment, net of estimated returns, which also are established at the time of shipment. Deferred revenue for warranty service contracts is recognized over the contract period. Revenue from equipment rental through our "per procedure" fee program is recognized at the time of treatment.

Inventories

         Inventories are stated at the lower of first-in, first-out cost or market, net of reserves, and consist of (in thousands):

                                            June 30, 2002       June 30, 2001
----------------------------------------- ------------------- -----------------

Raw materials                                  $    936          $    1,041
Work-in-process                                     415                 385
Finished goods                                    1,073                 777
----------------------------------------- ------------------- -----------------
Total inventories                               $ 2,424             $ 2,203
========================================= =================== =================

Goodwill and Other Intangible Assets

         For fiscal 2001 and 2000, our policy was to review goodwill and other intangible assets periodically for impairment and assess whether significant events or changes in business circumstances indicated that the carrying value of the assets may not be recoverable, based on an undiscounted cash flow analysis.

         In fiscal 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" and as a result, we have ceased to amortize approximately $10.2 million of goodwill and $1.1 million of trademarks. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. We have completed our initial assessment upon adoption and have concluded that no impairment existed as of July 1, 2001 or as of June 30, 2002.

         Other intangible assets consist of purchased technology, customer base and trademarks. Purchased technology and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. We review these definite and indefinite lived intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Property and Equipment

         Property and equipment are stated at cost. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over their remaining useful lives. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment and furniture. Leasehold improvements are amortized over the shorter of the useful life or term of the lease.

Other Assets

         Other assets consist of prepaid royalties resulting from patent licensing agreements. The agreements require us to pay a royalty on sales of equipment. The license fees and amounts we prepaid are charged to expense as sales are recognized.

Warranty Costs

         Certain of our products are covered by warranties against defects in material and workmanship for periods of up to twenty-four months. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience.

Stock-Based Compensation

         We account for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and have elected to follow the "disclosure only" alternative prescribed by FASB 123, "Accounting for Stock-Based Compensation."

Research and Development Costs

         Research and development costs are charged to expense as incurred.

Net Loss Per Common Share

         Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. As we have been in a net loss position for the fiscal years 2002, 2001 and 2000, the potential dilution from the conversion of options and warrants to common stock of 921,772; 1,315,779 and 452,078 as of June 30, 2002, 2001 and 2000, respectively, were not used to compute diluted loss per share, as the effect was antidilutive.

Financial Instruments

         The carrying amounts of our financial instruments approximate fair value, as the majority of these instruments are short-term in nature. The fair values of our long-term debt approximates carrying value based on quoted current rates offered to us for debt of the same remaining maturities.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

Recently Issued Accounting Standard

         SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion 30, " Reporting of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. We plan to adopt the provisions of SFAS 144 effective July 1, 2002. We do not expect that SFAS 144 will have a material effect on our financial statements.

3.       Acquisition of Certain Assets From EDAP

         On October 1, 2000, we purchased the Prostatron Cooled ThermoTherapy product line and related patents and technologies from EDAP TMS S.A., a French corporation; EDAP Technomed, a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively EDAP). We paid total consideration of $7,988,000 in cash, and issued 1,365,000 shares of common stock and a five-year warrant to purchase 327,466 shares of Urologix common stock at a price of $7.725 per share. We also agreed to assume approximately $1.5 million in lease obligations related to equipment located at customer sites and issued a promissory note to pay EDAP on December 30, 2003, $575,000 plus accrued interest at a compound annual rate of 6.31%.

         The statements of operations include the operating results of the acquired business beginning October 1, 2000. Unaudited pro forma results of operations for the year ended June 30, 2001, include revenue of $18.1 million, a net loss of $7.6 million or a net loss per share of $0.58 if the transaction had occurred on July 1, 2000. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combinations been in effect on July 1, 2000, or of future results of operations.

4.       Goodwill and Other Intangible Assets

         As discussed in Note 2, we adopted SFAS 141 and 142 effective July 1, 2001, and determined that the developed technologies and customer base we acquired from EDAP in October 2000 would continue to be amortized over useful lives of

15 and 14 years, respectively. We ceased amortizing the acquired goodwill and trademarks, as they were determined to be indefinite-lived intangible assets. We performed an initial impairment analysis and will perform an annual impairment test for goodwill and the indefinite-lived intangible assets. We expect our future annual amortization expense for acquired intangible assets to be approximately $700,000 for each of the next five fiscal years.

         The statements of operations include the operating results of an acquired business beginning October 1, 2000. For illustrative purposes, the following unaudited pro forma information gives the effect of the adoption of the statements on prior periods:

                                                        Year Ended June 30,
                                                   ----------------------------
                                                       2002             2001
-------------------------------------------------------------------------------

Net loss, as reported                                ($1,651)          ($5,135)
Adjustment to goodwill amortization                        -               583
-------------------------------------------------------------------------------
Adjusted net loss                                    ($1,651)          ($4,552)
================================================================================

Net loss per share, as reported                       ($0.12)           ($0.40)
Adjustment to goodwill amortization                        -              0.04
-------------------------------------------------------------------------------
Adjusted net loss per share                           ($0.12)           ($0.36)
================================================================================

Balances of acquired intangible assets were as follows (in thousands):

                                                    As of June 30, 2002
                                            ------------------------------------
                                            Carrying     Accumulated
                                              Amount    Amortization      Net
--------------------------------------------------------------------------------
Amortizing intangibles:
Developed technologies                        $7,500            $875     $6,625
Customer base                                  2,300             288      2,012
Non-amortizing intangibles and goodwill:
Goodwill                                      10,716             523     10,193
Trademarks                                     1,200              60      1,140
--------------------------------------------------------------------------------
Total acquired intangible assets             $21,716          $1,746    $19,970
================================================================================

5.       Income Taxes

A reconciliation of our statutory tax rate to the effective rate is as follows:

                                                     2002      2001     2000
--------------------------------------------------- --------- --------- --------
   Federal statutory rate                              34%       34%    34%
   State taxes, net of federal tax benefit              6         6      6
   Valuation allowance                                (40)      (40)   (40)
--------------------------------------------------- --------- --------- --------
                                                        -%        -%     -%
=================================================== ========= ========= ========

         As of June 30, 2002, we had net operating loss carryforwards of approximately $70,000,000 for federal income tax purposes. In addition, we had credit carryforwards of approximately $288,000 that begin to expire in 2006. Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions. A valuation allowance equal to the full amount of the related net deferred tax assets has been established due to the uncertainty of its realization.

         The components of our deferred tax assets for the years ended June 30 are as follows (in thousands):

                                                 2002        2001        2000
-------------------------------------------- ----------- ----------- -----------
Net operating loss carryforwards              $  28,068   $  27,193   $  25,204
Temporary deductible differences                    804         656         715
Valuation allowance                             (28,872)    (27,849)    (25,919)
-------------------------------------------- ----------- ----------- -----------
Total deferred tax assets                     $     -     $     -     $     -
============================================ =========== =========== ===========


6.       Supplemental Cash Flow Information

Selected cash payments and non-cash activities for the years ended June 30 were as follows (in thousands):

                                                     2002      2001       2000
------------------------------------------------- --------- ----------- --------
Cash paid for interest                              $  225      $  220     $  1
                                                    ------      ------     ----

Non-cash investing activities:
Equity capital issued for acquisition                    -    $ 11,909        -
Details of acquisition:
Fair value of assets acquired                            -    $ 25,425        -
Liabilities assumed                                      -      (4,953)       -
Issuance of debt                                         -        (575)       -
Stock issued                                             -     (11,909)       -
------------------------------------------------- --------- ----------- --------
Cash paid                                                -       7,988        -
Less cash acquired                                       -        (410)       -
------------------------------------------------- --------- ----------- --------
Net cash paid for acquisition                            -     $ 7,578        -
================================================= ========= =========== ========

7.       Deferred Income

Deferred income as of June 30 (in thousands)
                                                           2002           2001
-------------------------------------------------- -------------- --------------
Deferred royalty income                                   $1,630         $1,814
Other deferred income                                        261            332
-------------------------------------------------- -------------- --------------
Total deferred income                                     $1,891         $2,146
================================================== ============== ==============

         Deferred royalty income consists of a prepaid non-exclusive license that EDAP had previously granted to a third party for the use of technologies we acquired through the acquisition of EDAP's Cooled ThermoTherapy product line. Deferred royalty income will be recognized based on sales in future years of products incorporating the licensed technologies. Deferred royalty income is recognized as the greater of amounts due based on actual sales or amortization of the license fee over the remaining license period of nine years.

         Other deferred income relates to prepayments made to us on warranty service contracts. Deferred revenue for these warranty service contracts is recognized over the contract period ranging from 12 to 36 months.

8.       Long-Term Debt and Lease Obligation

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

Long-term debt as of June 30 consisted of the following (in thousands):

                                                            2002          2001
---------------------------------------------------- ------------- -------------
Term debt                                                    $575          $575
Long-term lease obligation                                    864         1,283
Less current portion                                        (513)         (419)
---------------------------------------------------- ------------- -------------
Total long-term debt                                         $926        $1,439
==================================================== ============= =============

9.       Stock Options

         We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of June 30, 2002, we reserved 3,450,910 shares of common stock under this plan, and 708,910 shares were available for future grants. Options expire seven to ten years from the date of grant and are subject to varying vesting schedules. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. The options are immediately exercisable on the date of grant and expire 10 years from the date of grant; subject to earlier termination one year after the person ceases to be a director of Urologix.

The following tables summarize our option activity:

                                              2002                        2001                         2000
                                  ---------------------------- ---------------------------- ----------------------------
                                               Weighted - Avg.              Weighted - Avg.              Weighted - Avg.
                                   Number of   Exercise Price   Number of   Exercise Price   Number of   Exercise Price
                                    Options      Per Option      Options      Per Option      Options      Per Option
                                   ---------   ---------------  ---------   ---------------  ---------   ---------------
Outstanding, beginning of year     1,605,670      $  4.75       1,573,644       $ 3.72       1,281,386       $ 3.81
   Options granted                   612,675      $ 14.04         469,593       $ 7.31         891,826       $ 3.31
   Options canceled                 (275,779)     $  6.49        (132,425)      $ 3.86        (452,784)      $ 3.69
   Options exercised                (266,475)     $  3.65        (305,142)      $ 3.74        (146,784)      $ 2.14
                                   ---------      -------       ---------       ------       ---------       ------
Outstanding, end of year           1,676,091      $  8.06       1,605,670       $ 4.75       1,573,644       $ 3.72

                                Options Outstanding                                   Options Exercisable
-----------------------------------------------------------------------------   -----------------------------------
                                            Weighted-avg.
  Range of Exercise    Outstanding as of      Remaining         Weighted-avg.   Exercisable as of     Weighted-avg.
      Prices             June 30, 2002     Contractual Life    Exercise Price      June 30, 2002     Exercise Price
-----------------------------------------------------------------------------   -----------------------------------
  $     -  $  4.86           865,667                6.9            $  3.63            584,908             $  3.60
  $  4.87  $  9.72           168,453                7.6            $  7.10             80,150             $  7.51
  $  9.73  $ 12.15            30,938                4.5            $ 12.07             12,708             $ 12.13
  $ 12.16  $ 14.58           484,025                8.3            $ 13.83             21,000             $ 14.00
  $ 14.59  $ 19.44           112,008                9.1            $ 15.96             64,941             $ 16.00
  $ 19.45  $ 24.30            15,000                8.7            $ 20.92              4,686             $ 20.85
                      -------------------------------------------------------   -----------------------------------
                           1,676,091                7.5            $  8.06            768,393             $  5.59

         We account for stock options under the provisions of Accounting Principles Board Opinion 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation," the net loss and loss per share would have been increased to the following pro forma amounts (in thousands):

                                               2002        2001        2000
------------------------------------------ ----------- ----------- -----------
   Net Loss                As reported      $ (1,651)   $ (5,135)   $ (7,098)
   Pro forma                                  (4,550)     (7,823)     (9,321)

   Net Loss Per Share      As reported        $(0.12)     $(0.40)    $ (0.62)
   Pro forma                                   (0.33)      (0.61)      (0.81)


         The weighted average fair value of our options at the grant date was approximately $8.99 in 2002, $4.76 in 2001 and $2.40 in 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

                                         2002          2001        2000
------------------------------------ ------------ ------------ ------------
   Volatility                            83.4%        85.2%        69.3%
   Risk-free interest rates               4.1%         4.8%         6.3%
   Expected option life                 4 Years      4 Years      7 Years
   Stock dividend yield                    -            -            -


Employee Stock Purchase Plan

         We established an Employee Stock Purchase Plan (the Plan) and have reserved 100,000 common shares for issuance under the Plan. Under the terms of the Plan, employees may purchase common shares at prices to be determined by the Company's board of directors, ranging from 85% to 100% of the shares' fair market value. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10% of the participant's base pay, as defined. As of June 30, 2002, 84,297 shares have been issued under the Plan since inception for gross proceeds of $396,262.

10.      Commitments and Contingencies

401(k) Plan

         The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to IRS allowed limits. Company matching contributions are discretionary, and none have been made to date.

Leases

         The Company leases its facility and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2003. Rent expense related to operating leases was approximately $297,000, $280,000 and $280,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Future minimum lease commitments under noncancelable operating leases with initial terms of one year or more are $180,000 as of June 30, 2002.

Contingencies

         The Company is involved in various legal actions arising in the ordinary course of business. Management believe any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the financial position or results of operations of the Company.

         In addition in March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and ACMI Corporation in the United States District Court for the Eastern District of Wisconsin. We are seeking an injunction prohibiting the manufacture, use, sale, or offer for sale of the "ProstaLund Feedback Treatment" and an unspecified amount of damages. Our action alleges that ProstaLund's microwave medical device and method, for which it has sought pre-market approval from the FDA, infringes our United States Patents No. 5,234,004 and No. 5,509,929. Our complaint also alleges that ProstaLund has an agreement with ACMI Corporation to distribute ProstaLund's microwave device in the United States. The defendants have counterclaimed, alleging that they do not infringe our patents, that our patents are invalid and that we have "marked" our products as "patented" in a manner that violates patent law. We believe the defendants' counterclaims are without merit.

11.      Geographic Segment Data

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

Revenue by geographic area for the years ended June 30 is as follows (in thousands):

                                            2002       2001       2000
                                       ---------  ---------  ---------
United States                           $ 21,121   $ 13,574    $ 7,899
Europe                                       673        687        201
Asia                                         948      1,076         63
                                       ---------  ---------  ---------
Total                                   $ 22,742   $ 15,337    $ 8,163
                                       =========  =========  =========

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------------------------

(a)    Previous independent accountants

       (i) On May 14, 2002, the Audit Committee of Urologix (the "Company") approved the dismissal of the Company's independent public accountant, Arthur Andersen LLP.

       (ii) No reports by Arthur Andersen LLP within the last two years have contained an adverse opinion or a disclaimer of opinion, or have been qualified or modified as to uncertainty, audit scope or accounting principle

       (iii) During the Company's two most recent fiscal years and all interim periods preceding the dismissal, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

       (iv) Within the last two most recent fiscal years and all subsequent interim periods and to the date of dismissal, there were no reportable events with respect to Arthur Andersen LLP as that term is described in Item 304 of Regulations S-K.

       (v) Urologix requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 16, 2002 was filed as exhibit 16.1 to the Company's Form 8-K dated May 14, 2002.

(b)    New independent accountants

       On May 14, 2002, the Company selected and engaged KPMG LLP as its independent public accountant.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders (the 2002 Proxy Statement), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         Information required under this item is contained in the sections entitled "Executive Compensation and other Information" and "Employment Agreements" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-K.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)  Documents filed as part of this report.
     (1) Financial Statements. The financial statements of the Company are listed at Item 8 of this Form 10-K.
     (2) Financial Statement Schedules for years ended June 30, 2002, 2001 and 2000. No Financial Statement Schedules are required with this Form 10-K.
     (3)  Exhibits
          3.1       Amended and Restated Articles of Incorporation. (1)
          3.2       Amended and Restated Bylaws of the Company. (2)
          4.1 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (3)
          4.2 Form of Rights Agreement dated January 14, 1997, between Urologix, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent (3)
          10.1*     Amended and Restated Urologix, Inc. 1991 Stock Option Plan
                    (4)
          10.2* Employment Agreement dated November 10, 1998, between the Company and Michael M. Selzer Jr. (5)
          10.2.1* Stock Option Agreement between the Company and Michael M. Selzer Jr. (6)
          10.3 Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995(1)
          10.4* Agreement dated November 5, 1993, between the Company and Dr. David C. Utz, including supplemental letter agreements dated November 2, 1994, and July 31, 1995 (1)
          10.4.1* Letter agreement dated August 4, 1999, between the Company and Dr. David C. Utz (5)
          10.5** Asset Purchase Agreement dated October 1, 2001, among the Company, EDAP TMS S.A., Technomed Medical Systems S.A., and EDAP Technomed Inc. (7)
          10.6* Form of Change In Control Agreement between the Company and its Executive Officers executed during the fiscal year ended June 30, 2001. (8)
          23.1      Consent of KPMG LLP
          99.1      Certification
     *    Indicates Compensation Plan
     ** Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2
     (1) Incorporated by reference from the Urologix, Inc. Registration Statement on Form S-1, File No. 333-3304.
     (2) Incorporated by reference from the Urologix, Inc. Form 10-Q for the quarter ended March 31, 2001
     (3) Incorporated by reference from the Urologix, Inc. Registration Statement on Form 8-A, File No. 000-2844, filed on January 16, 1997.
     (4) Incorporated by reference from the Urologix, Inc. Registration Statement on Form S-8, File No. 333-82854.
     (5) Incorporated by reference from the Urologix, Inc. Form 10-K for the year ended June 30, 1999.
     (6) Incorporated by reference from the Urologix, Inc. Registration Statement on Form S-8, File No. 333-84869.
     (7) Incorporated by reference from the Urologix, Inc. Form 8-K dated October 1, 2000.
     (8) Incorporated by reference from the Urologix, Inc. Form 10-K for the year ended June 30, 2001.

(b) Reports on Form 8-K. The Company filed a Form 8-K dated May 16, 2002 during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UROLOGIX, INC.

                                          By: /s/ Michael M. Selzer Jr.
                                             -----------------------------------
                                          Michael M. Selzer Jr., President,
                                          Chief Executive Officer and Director

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities indicated on September 20, 2002.

         Signature                  Title
--------------------------------------------------------------------

    /s/ Mitchell Dann               Chairman of the Board
--------------------------------
Mitchell Dann

    /s/ Michael M. Selzer, Jr.      Director, President and
--------------------------------    Chief Executive Officer
Michael M. Selzer Jr.

    /s/ Christopher R. Geyen        Vice President and Chief Financial Officer,
--------------------------------    Treasurer and Secretary
Christopher R. Geyen

    /s/ Susan Bartlett Foote        Director
--------------------------------
Susan Bartlett Foote

    /s/ Robert I. Griffin           Director
--------------------------------
Robert I. Griffin

    /s/ Richard D. Randall          Director
--------------------------------
Richard D. Randall

    /s/ David C. Utz                Director
--------------------------------
David C. Utz, M.D.

                                 CERTIFICATIONS

I, Michael M. Selzer, Jr., certify that:

1)   I have reviewed this annual report on Form 10-K of Urologix, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                           Date:  September 20, 2002


                                           /s/ Michael M. Selzer, Jr.
                                           -----------------------------------
                                           Michael M. Selzer, Jr.
                                           President and Chief Executive Officer




I, Christopher R. Geyen, certify that:

1)   I have reviewed this annual report on Form 10-K of Urologix, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                     Date:  September 20, 2002


                                     /s/ Christopher R. Geyen
                                     -----------------------------------
                                     Christopher R. Geyen
                                     Vice President and Chief Financial Officer,
                                       Treasurer and Secretary