Form 10-Q
period 2002-09-30
UROLOGIX INC
filed 2002-11-13
CIK 882873

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-Q

                                 ________________


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

As of October 23, 2002, the Company had outstanding 13,915,968 shares of common stock, $.01 par value.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 Urologix, Inc.
                            Condensed Balance Sheets
                      (In thousands, except per share data)

                                                                       September 30,      June 30,
                                                                           2002             2002
---------------------------------------------------------------------------------------------------
  Assets                                                                (unaudited)         (*)
  Current assets:
     Cash and cash equivalents                                           $     774        $   1,604
     Available-for-sale investments                                         10,218           11,109
     Accounts receivable, net of allowance of $489 and $483                  3,668            4,554
     Inventories, net                                                        3,200            2,424
     Prepaids and other current assets                                         789              880
---------------------------------------------------------------------------------------------------
          Total current assets                                              18,649           20,571
---------------------------------------------------------------------------------------------------
  Property and equipment:
     Machinery, equipment and furniture                                      8,918            8,227
     Less - accumulated depreciation                                        (5,318)          (5,007)
---------------------------------------------------------------------------------------------------
          Property and equipment, net                                        3,600            3,220
  Deposits and other assets                                                  2,612            2,676
  Goodwill, net                                                             10,193           10,193
  Other intangible assets, net                                               9,611            9,777
---------------------------------------------------------------------------------------------------
          Total assets                                                   $  44,665        $  46,437
===================================================================================================

  Liabilities and Shareholders' Equity
  Current liabilities:
     Accounts payable                                                    $   2,341        $   2,117
     Accrued compensation                                                      258              686
     Accrued liabilities                                                     1,635            1,357
     Current portion of long-term lease obligation                             540              513
     Deferred income                                                         1,792            1,891
---------------------------------------------------------------------------------------------------
          Total current liabilities                                          6,566            6,564
---------------------------------------------------------------------------------------------------
  Long-term liabilities:
     Long-term debt                                                            575              575
     Long-term lease obligation                                                206              351
---------------------------------------------------------------------------------------------------
          Total long-term liabilities                                          781              926
---------------------------------------------------------------------------------------------------
   CONTINGENCIES (Note 9)
  Shareholders' equity:
Common stock, $.01 par value, 25,000 shares authorized;
  13,916 and 13,902 shares issued and outstanding                              139              139
Additional paid-in capital                                                 108,504          108,449
Accumulated deficit                                                        (71,430)         (69,680)
Accumulated other comprehensive income                                         105               39
---------------------------------------------------------------------------------------------------
          Total shareholders' equity                                        37,318           38,947
---------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                     $  44,665        $  46,437
---------------------------------------------------------------------------------------------------

(*) The Balance Sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended September 30,
                                                           --------------------------------
                                                             2002                    2001
-------------------------------------------------------------------------------------------
Sales                                                     $  4,464                 $  5,184
Cost of goods sold                                           1,506                    1,838
-------------------------------------------------------------------------------------------
Gross profit                                                 2,958                    3,346
-------------------------------------------------------------------------------------------

Costs and expenses:
Selling, general and administrative                          3,639                    2,831
Research and development                                       974                    1,155
Amortization of intangible assets                              166                      166
-------------------------------------------------------------------------------------------
Total costs and expenses                                     4,779                    4,152
-------------------------------------------------------------------------------------------

Operating loss                                              (1,821)                    (806)
Interest income, net                                            71                       73
-------------------------------------------------------------------------------------------
Net loss                                                  $ (1,750)                $   (733)
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Basic and diluted net loss per common share               $  (0.13)                $  (0.05)
-------------------------------------------------------------------------------------------


Basic and diluted weighted average number of common shares
outstanding                                                 13,910                   13,672
                                                          ---------------------------------

     The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                      -------------------------------------------
                                                                                    2002                  2001
-----------------------------------------------------------------------------------------------------------------
Operating Activities:
      Net loss                                                                      ($1,750)                ($733)
 Adjustments to reconcile net loss to net cash used for operating activities
    Depreciation and amortization                                                       541                   388
    Value of options issued to consultants                                                -                    35
    Provision for bad debts                                                              26                    46
    Change in operating items
     Accounts receivable                                                                860                  (570)
     Inventories                                                                       (776)                 (377)
     Prepaids and other current assets                                                   91                   (48)
     Accrued expenses and accounts payable                                              (25)                  106
-----------------------------------------------------------------------------------------------------------------
    Net cash used for operating activities                                           (1,033)               (1,153)
-----------------------------------------------------------------------------------------------------------------

Investing Activities:
   Purchase of property and equipment, net                                             (691)                  (31)
   Proceeds from sale of available-for-sale investments, net                            957                 1,915
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by investing activities                                           266                 1,884
-----------------------------------------------------------------------------------------------------------------

Financing Activities:
   Payments made on capital lease obligations                                          (118)                  (97)
   Proceeds from exercise of stock options                                               55                   213
-----------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities                                              (63)                  116
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   (830)                  847
Cash and cash equivalents:
   Beginning of period                                                                1,604                    26
-----------------------------------------------------------------------------------------------------------------
   End of period                                                                     $  774                $  873
-----------------------------------------------------------------------------------------------------------------

Supplemental cash-flow information

     Cash paid during the year for interest                                          $   42                $   73

       The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 2002
                                   (Unaudited)

1.       Basis of presentation

         The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company" or "Urologix") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2002, the statements of operations for the three months ended September 30, 2002 and 2001, and the statements of cash flows for the three months ended September 30, 2002 and 2001, are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix' annual report on Form 10-K for the year ended June 30, 2002, filed with the Securities and Exchange Commission.

         Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

         Certain prior year amounts have been reclassified to conform to current year presentation.

2.       New Accounting Pronouncement

         In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS No.
146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in income from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. We plan to adopt the provisions of SFAS No. 146 on January 1, 2003 and will evaluate the effect on our financial statements at that time, if applicable.

3.       Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 2002
                                   (Unaudited)

4.       Basic and diluted net loss per share

         Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. For the three month period ended September 30, 2002, common stock equivalents of 294,118 were excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

5.       Revenue recognition

         Revenue from product sales is recognized at the time of shipment, net of estimated returns, which are also provided for at the time of shipment. Deferred revenue for warranty service contracts is recognized over the contract period. Revenue from equipment rental through our per procedure fee program is recognized at the time of equipment use.

6.       Inventories

         Net inventories consisted of the following as of (in thousands):

                                     September 30, 2002            June 30, 2002
--------------------------------------------------------------------------------
Raw materials                        $            1,441            $         936
Work in process                                     365                      415
Finished goods                                    1,394                    1,073
--------------------------------------------------------------------------------
                                     $            3,200            $       2,424
--------------------------------------------------------------------------------

7.       Goodwill and other intangible assets

         Acquired developed technologies and customer base are amortized over useful lives of 15 years and 14 years, respectively and we do not amortize the acquired goodwill and trademarks as they are indefinite-lived intangible assets. We perform annual impairment tests for the goodwill and indefinite-lived intangible assets, or more frequently if changes in circumstances or the occurrence of events suggests impairment exists. Future annual amortization expense for acquired intangible assets is expected to be approximately $700,000 for each of the next five fiscal years.

         Balances of acquired intangible assets were as follows (in thousands):

                                                                 As of September 30, 2002
                                                          --------------------------------------
                                                          Carrying      Accumulated
                                                           Amount      Amortization        Net
------------------------------------------------------------------------------------------------
     Amortizing intangibles:
     Developed technologies                                $ 7,500          $1,000       $ 6,500
     Customer base                                           2,300             329         1,971
                                                           -------          ------       -------
         Subtotal                                            9,800           1,329         8,471
     Non-amortizing intangibles and goodwill:
     Goodwill                                               10,716             523        10,193
     Trademarks                                              1,200              60         1,140
------------------------------------------------------------------------------------------------
         Subtotal                                           11,916             583        11,333
------------------------------------------------------------------------------------------------
     Total acquired intangible assets and goodwill         $21,716          $1,912       $19,804
------------------------------------------------------------------------------------------------

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 2002
                                   (Unaudited)

8.     Comprehensive Loss

         Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive loss represents net loss adjusted for unrealized gains (losses) on available-for-sale investments.

(In thousands)                                                 Three Months ended September 30,
                                                                  2002                   2001
-------------------------------------------------------------------------------------------------
Net loss                                                     $      (1,750)           $      (733)
Change in net unrealized gains on available-for-sale
investments                                                             66                     57
-------------------------------------------------------------------------------------------------
Comprehensive loss                                           $      (1,684)           $      (676)
-------------------------------------------------------------------------------------------------

9.       Legal Proceedings

         The Company is involved in various legal actions arising in the ordinary course of business. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the financial position or results of operations of the Company. In addition, the Company is involved in the litigation set forth below.

Urologix v. ProstaLund AB et al.

         In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin (and by a later amended complaint) alleging that the defendants' products infringed two United States Patents that were assigned to us: U.S. Patent No. 5,234,004 ("004 Patent") and U.S. Patent No. 5,509,929 (the "929 Patent"). We sought a preliminary injunction prohibiting the manufacture, use, sale, or offer for sale of the "ProstaLund Feedback Treatment" and an unspecified amount of damages. Both patents were assigned to us in connection with our October 2000 acquisition of the Prostatron product line from EDAP. The defendants counterclaimed, alleging that they do not infringe our patents, that our patents are invalid and unenforceable and that we have "marked" our products as "patented" in a manner that violates patent law. The defendants are also seeking recovery of their attorneys' fees.

         In October 2002, the Court issued two separate Orders in this case. In an Order dated October 10, 2002, the Court determined that the `004 patent was not entitled to the benefit of an earlier filing date of a parent application and as a result was invalid. In an Order dated October 16, 2002, the Court denied our motion for a preliminary injunction on the `929 patent.

         We are evaluating our options to appeal the rulings and are preparing for a trial on the merits of the infringement claims of Patent No. 5,509,929, which has been scheduled by the Court for October 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of Urologix' financial condition and results of operations for the three month periods ended September 30, 2002 and 2001. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix' Annual Report on Form 10-K for the year ended June 30, 2002, which has been filed with the Securities and Exchange Commission.

              Cautionary Note Regarding Forward-Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing Cooled ThermoTherapy procedures are able to obtain third-party reimbursement, changes in the reimbursement environment, market acceptance and the rate of adoption of Cooled ThermoTherapy for the treatment of benign prostatic hyperplasia (BPH) by the medical community, our ability to successfully protect our intellectual property rights, the ability of our key suppliers to provide product, the impact of competitive treatments, products and pricing, and the effectiveness of our sales and marketing organization. We do not take responsibility for updating such forward-looking statements to reflect events that arise after the date of this report. A detailed discussion of risks and uncertainties may be found below in "Factors That May Affect Our Future Results and The Trading Price of Our Common Stock" and in Urologix' Annual Report on Form 10-K for the year ended June 30, 2002.

OVERVIEW

         Urologix, Inc., based in Minneapolis, Minnesota, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

         We have developed and offer non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of BPH, a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis and Prostatron names. Both systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician's office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH that is superior to medication without the complications and side effects inherent in surgical procedures.

         Third-party reimbursement is essential to acceptance of the Cooled ThermoTherapy procedure. We estimate that more than 50% of patients who receive treatment in the United States are eligible for Medicare coverage, making Medicare reimbursement critical for widespread market acceptance in the United States. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private-paying patients.

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

         Medicare began to reimburse for Cooled ThermoTherapy procedures performed in a physician's office on a fixed-rate basis on January 1, 2001. The change was a significant milestone, as it marked the first time patients were covered directly by Medicare for in-office Cooled ThermoTherapy procedures. We believe that this change in reimbursement allows Cooled ThermoTherapy treatments to be performed in the environment the technology was designed to serve.

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

         We expect to continue to incur operating losses as we expand our marketing and sales activities, continue clinical trials in support of regulatory and reimbursement approvals, and continue to invest in our effort to protect our intellectual property. Our future profitability will be dependent upon, among other factors, our success in achieving market acceptance of the Cooled ThermoTherapy procedures in the physician's office, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed and the amount of reimbursement provided.

Critical Accounting Policies:

         In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition, and require complex management judgment.

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

Inventory Reserves
         We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical experience and forecasted demand. Our reserve requirements could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if our products become obsolete because of advancements in the industry.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

         In fiscal 2002, we adopted Statement of Financial Accounting Standards
(SFAS) 142, "Goodwill and Other Intangible Assets," and as a result, we have ceased to amortize approximately $10.2 million of goodwill and $1.1 million of trademarks. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical, due to the amount of goodwill recorded on our balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.

         Other intangible assets consist of developed technology, customer base and trademarks. Developed technology and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible asset with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. We review these definite and indefinite-lived intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

RESULTS OF OPERATIONS

Net Sales
         Net Sales decreased to $4.5 million for the three-month period ended September 30, 2002, from $5.2 million during the same period in the prior fiscal year. Both equipment and procedure kit sales were lower than expected due primarily to our efforts to expand and train our sales force. During the quarter, both our sales management and our experienced sales representatives invested a significant amount of time recruiting and training new team members at the expense of developing new customers and working with our existing customer base. The effort to expand and train our sales force is continuing through the second fiscal quarter.

Cost of Sales
         Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and disposable procedure kits. Cost of goods sold decreased to $1.5 million for the three-month period ended September 30, 2002, from $1.8 million during the same period in fiscal 2002. This decrease resulted from lower control unit sales volume as well as decreases in the average per unit manufacturing costs of our procedure kits. Gross profit as a percentage of sales for the first quarter of fiscal 2003 increased to 66% from 65% in the same period of fiscal year 2002. The increase is primarily attributable to a shift in mix to the sale of our higher margin procedure kits, as well as lower per unit manufacturing costs of our procedure kits due to continuing manufacturing process improvements, increased production volumes, and decreased raw-material costs.

Selling, General & Administrative
         Selling, general and administrative expenses increased to $3.6 million from $2.8 million for the three-month periods ended September 30, 2002 and 2001, respectively. The increased expenses are primarily attributable to legal expenses related to a patent infringement suit we filed to protect our intellectual property as well as the expansion of our direct sales force. We expect sales and marketing expenses to continue to increase as we further expand our domestic sales force and intensify our efforts to grow awareness and acceptance of Cooled ThermoTherapy.

Research and Development
         Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $974,000 from $1.2 million for the three-month periods ended September 30, 2002 and 2001, respectively. The decrease in expenses resulted primarily from decreased expenditures related to product development activities, partially offset by increased clinical trial expenses. We expect quarterly research and development expenses for the remainder of the fiscal year to be slightly above the current quarter spending level.

Amortization of intangible assets
         Amortization of intangible assets was $166,000 for the three-month period ended September 30, 2002 and 2001. The amortization of intangible assets is a result of the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000.

Net interest income
         Net interest income decreased to $71,000 for the three-month period ended September 30, 2002 from $73,000 during the same period of the prior fiscal year. The decrease is primarily attributable to lower interest income due to lower cash and investment balances, partially offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of product. As of September 30, 2002, we had total cash, cash equivalents and available-for-sale investments of $11 million and working capital of $12.1 million.

         During the three months ended September 30, 2002, we used $1 million of cash in operating activities, primarily as a result of our net loss of $1.7 million and an increase in inventory of $776,000, partially offset by a net decrease in accounts receivable of $886,000, depreciation and amortization of $541,000 and a decrease in prepaids and other assets of $91,000. Inventory increased and accounts receivable decreased primarily as a result of the decrease in our sales for the three months ended September 30, 2002.

         We generated $266,000 in investing activities, resulting from the net sale of $957,000 of available-for-sale investments partially offset by the purchase of $691,000 of property and equipment.

         We used $63,000 in financing activities as a result of $118,000 of payments on capital lease obligations offset by proceeds of $55,000 from the exercise of stock options.

         We expect to continue to incur additional losses and will use our working capital as we incur expenses related to marketing and research and development activities. In addition, we plan to continue offering customers a per procedure rental program. As of September 30 2002, our property and equipment, net, included approximately $2.5 million under per procedure or rental agreements. Depending on the growth of this program, we may use substantial capital to finance the units rented by customers.

         As of the end of September we had outstanding commitments to purchase approximately $1.5 million of Cooled Thermotherapy systems from third party suppliers. Based on lower than expected sales in our first quarter and current projections for our second quarter, we expect our inventory balance to significantly increase as we receive inventory from our suppliers under these existing commitments. We plan to closely monitor our inventory purchases as we move forward and intend to use the inventory currently under commitment in the next several quarters.

         Although we believe that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund our operations for at least the next 12 months, there can be no assurance that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

         We lease approximately 37,000 square feet of office, manufacturing and warehouse space in a suburb of Minneapolis, Minnesota. In October 2002, we signed a new lease for our existing premises that extends through March 2008. We believe our facilities will be sufficient to meet our current and future requirements.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

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

     We have incurred substantial losses since our inception and, if physicians do not purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may never achieve or maintain profitable operation. We incurred a net loss of approximately $1.7 million in the quarter ended September 30, 2002, and have incurred losses of approximately $71 million since our inception. We expect to continue to incur operating losses in the near future as we expand our investment in sales and marketing activities to increase sales, continue to incur costs and expenses to protect our intellectual property, and fund research and development activities. We will need to increase significantly the revenues we receive from sales of our products as a result of these planned increases in operating expenses. We may be unable to increase revenue, and therefore may never achieve profitability. Even if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

     The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as from pharmaceutical medical companies. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products, including drug-based treatments that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

Third- party reimbursement is critical to market acceptance of our products.

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

         The continuing efforts of government, insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs that could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may also result in lower prices for or rejection of our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available, and could have a materially adverse affect on our revenues and ability to operate profitably.

We are dependent on adequate protection of our patent and proprietary rights.

         We rely on patents, trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights. These legal means afford us only limited protection, however, and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors.

         In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin (and by a later amended complaint) alleging that the defendants' products infringed two United States Patents that were assigned to us. The defendants have also raised counterclaims against us and are seeking recovery of their legal fees. In October 2002, the Court issued orders invalidating one of our patents and denied our motion for a preliminary injunction. See "Legal Proceedings" for a discussion of developments in these proceedings.

         Although we continue to believe that we will prevail in the trial, there can be no assurance that we will be successful. In addition, because we lost our request for injunctive relief, we are currently unable to prevent the defendants from selling their products in the United States. Although we believe that our products have demonstrated superior results to the defendants' products, there can be no assurance that they will not be able to capture a significant part of the market for less invasive BPH treatments, which could have an adverse effect on our future results of operations and profitability. Further, this litigation has resulted in substantial expense and may divert our attention from implementing our business strategy.

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

     We have contracted with third parties for the production of the Prostatron product line and the Targis system control unit pursuant to written supply agreements. If, for any reason, any of our third-party manufacturers are unable or unwilling to manufacture the products for us in the future, we could incur significant delays in obtaining a substitute contract manufacturer. Also, we purchase additional components used in our products from various suppliers and rely on single sources for several components. One such component is obtained from a source that has a patent for the technology. Delays could result if supply of this component or other components were interrupted. These delays could be extended in certain situations in which a substitute contract manufacturer or a component substitution would require approval by the FDA of a PMA supplement. The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet customer orders for our products and harm our business.

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

We are dependent on key personnel.

     Failure to attract and retain skilled personnel could hinder our sales and marketing and research and development effort. Our future success depends to a significant degree upon our ability to attract and retain qualified sales personnel and the continued services of key technical and senior management personnel. The inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

     We may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, government regulations may be established that could prevent, delay, modify or rescind regulatory approval of our products. Any such position or change of position by the FDA may adversely impact our business and financial condition. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition to obtaining such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. We may not be able to obtain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition. In addition, the health care industry in the United States is generally subject to fundamental change due to regulatory, as well as political, influences. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include controls on health care spending through limitations on the growth of private purchasing groups and price controls. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

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

     Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. While we believe that we are reasonably insured against these risks, we may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Currently, we maintain product liability insurance in amounts we deem to be reasonable. Some plaintiffs have sought punitive or exemplary damages against us, which damages, if awarded, may not be covered by insurance pursuant to state law or the provisions of our insurance policies. A product liability claim in excess of our insurance coverage or outside the scope of our coverage would have to be paid out of cash reserves and would harm our reputation in the industry and our business.

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

          Our operating results have fluctuated in the past and can be expected to fluctuate in the future. Some of the factors that may cause these fluctuations include but are not limited to:

     . the timing and volume of customer orders for both equipment and single-use treatment catheters,
     .    costs and expenses related to our effort to protect intellectual property,
     . the timing of expenditures related to sales and marketing, and research and development, and
     .    product availability.

Our business is exposed to risks related to acquisitions and mergers.

          As part of our strategy to commercialize our products, we may acquire one or more businesses. On October 1, 2000, we purchased the Transurethral Microwave ThermoTherapy (TUMT or Cooled ThermoTherapy) product line and related patents and technologies from EDAP TMS S.A., a French corporation and its affiliates. We may not be able to integrate our business effectively with any other business we may acquire. The failure to integrate an acquired company or acquired assets into our operations may cause a drain on our financial and managerial resources, and thereby have a significant negative effect on our business and financial results.

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

          Our stock price has fluctuated in the past and is likely to continue to fluctuate significantly, making it difficult to resell shares at an attractive price when an investor wants to. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

      .   actual or anticipated variations in our operating results,
      .   developments regarding government and third-party reimbursement,
      .   changes in government regulation,
      .   government investigation of us or our products,
      .   changes in reimbursement rates or methods affecting our products,
      .   developments concerning proprietary rights,
      . litigation or public concern as to the safety of our products or our competitors' products,
      . technological innovations or new commercial products by us or our competitors,
      .   investor perception of us and our industry, and
      .   general economic and market conditions including market uncertainty.

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

Our intangible assets and goodwill could become impaired.

     Effective July 1, 2001, we no longer amortize goodwill and trademarks, but we do perform an annual impairment test (or more frequently if changes in circumstances or the occurence of events suggests impairment exists). If the fair value of these intangible assets and goodwill decline below our carrying value, we could incur an impairment charge.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents and available for sale investments. The fair value of our financial investment portfolio at September 30, 2002, approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer, Michael M. Selzer, Jr., and Chief Financial Officer, Christopher R. Geyen, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in various legal actions arising in the ordinary course of business. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the financial position or results of operations of the Company. In addition, the Company is involved in the litigation set forth below.

Urologix v. ProstaLund AB et al.

         In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin (and by a later amended complaint) alleging that the defendants' products infringed two United States Patents that were assigned to us: U.S. Patent No. 5,234,004 (issued August 10, 1993)("004 Patent") and U.S. Patent No. 5,509,929 (issued April 23, 1996)(the "929 Patent"). We sought a preliminary injunction prohibiting the manufacture, use, sale, or offer for sale of the "ProstaLund Feedback Treatment" and an unspecified amount of damages. Both patents were assigned to us in connection with our October 2000 acquisition of the Prostatron product line from EDAP. The defendants counterclaimed, alleging that they do not infringe our patents, that our patents are invalid and unenforceable and that we have "marked" our products as "patented" in a manner that violates patent law. The defendants are also seeking recovery of their attorneys' fees.

         In October 2002, the Court issued two separate Orders in this case. In an Order dated October 10, 2002, the Court determined that the `004 patent was not entitled to the benefit of an earlier filing date of a parent application and as a result was invalid. In an Order dated October 16, 2002, the Court denied our motion for a preliminary injunction on the `929 patent.

         We are evaluating our options to appeal the rulings and are preparing for a trial on the merits of the infringement claims of Patent No. 5,509,929, which has been scheduled by the Court for October 2003. See "Factors that may affect our future results and the trading price of our Common Stock--We are dependent on adequate protection of our patent and proprietary rights."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 99.1 Certification of Chief Executive Officer Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification of Chief Financial Officer Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Report on Form 8-k

         a. No reports on Form 8-K were filed during the period ended September 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2002

Urologix, Inc.

(Registrant)


/s/ Michael M. Selzer Jr.
Michael M. Selzer, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

/s/ Christopher R. Geyen
Christopher R. Geyen
Vice President and Chief Financial Officer
(Principal Financial Officer)

                                 CERTIFICATIONS

I, Michael M. Selzer, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Urologix, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                             /s/ Michael M. Selzer Jr.
                                                    Michael M. Selzer, Jr.
                                                    President and
                                                    Chief Executive Officer

I, Christopher R. Geyen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Urologix, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                              /s/ Christopher R. Geyen
                                                     Christopher R. Geyen
                                                     Chief Financial Officer