Form 10-Q
period 2002-12-31
UROLOGIX INC
filed 2003-02-11
CIK 882873

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________


                                    FORM 10-Q

                                 _______________


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from ____________ to _______________

                         Commission File Number 0-28414

                                 ______________

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

As of February 7, 2003, the Company had outstanding 13,915,968 shares of common stock, $.01 par value.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 Urologix, Inc.
                            Condensed Balance Sheets
                      (In thousands, except per share data)

                                                                December 31,           June 30,
                                                                    2002                 2002
-----------------------------------------------------------------------------------------------
  ASSETS                                                        (unaudited)             (*)
  Current assets:
     Cash and cash equivalents                                   $     284            $   1,604
     Available-for-sale investments                                  7,504               11,109
     Accounts receivable, net of allowance of $432 and $483          2,896                4,554
     Inventories, net                                                4,905                2,424
     Prepaids and other current assets                                 746                  880
-----------------------------------------------------------------------------------------------
          Total current assets                                      16,335               20,571
-----------------------------------------------------------------------------------------------
  Property and equipment:
     Machinery, equipment and furniture                              9,420                8,227
     Less accumulated depreciation                                  (5,580)              (5,007)
-----------------------------------------------------------------------------------------------
          Property and equipment, net                                3,840                3,220
  Other assets                                                       2,545                2,676
  Goodwill, net                                                     10,193               10,193
  Other intangible assets, net                                       9,445                9,777
-----------------------------------------------------------------------------------------------
          Total assets                                           $  42,358            $  46,437
===============================================================================================

  Liabilities and Shareholders' Equity
  Current liabilities:
     Accounts payable                                            $   2,730            $   2,117
     Accrued compensation                                              502                  686
     Other accrued expenses                                          1,364                1,357
     Current portion of lease obligation                               568                  513
     Deferred income                                                 1,756                1,891
-----------------------------------------------------------------------------------------------
          Total current liabilities                                  6,920                6,564
-----------------------------------------------------------------------------------------------
  Long-term liabilities:
     Long-term debt                                                    575                  575
     Long-term lease obligation                                         53                  351
-----------------------------------------------------------------------------------------------
          Total long-term liabilities                                  628                  926
-----------------------------------------------------------------------------------------------
   COMMITMENTS AND CONTINGENCIES (Note 9)
  Shareholders' equity:
Common stock, $.01 par value, 25,000 shares authorized;
  13,916 and 13,902 shares issued and outstanding                      139                  139
  Additional paid-in capital                                       108,504              108,449
Accumulated deficit                                                (73,920)             (69,680)
Accumulated other comprehensive income                                  87                   39
-----------------------------------------------------------------------------------------------
          Total shareholders' equity                                34,810               38,947
-----------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity             $  42,358            $  46,437
===============================================================================================

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

                                 Urologix, Inc.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended         Six Months Ended
                                                      December 31,              December 31,
                                               ------------------------- ---------------------------
                                                  2002         2001         2002             2001
----------------------------------------------------------------------------------------------------
Sales                                          $    4,584   $    5,257   $    9,048       $  10,441
Cost of goods sold                                  1,854        1,811        3,360           3,649
----------------------------------------------------------------------------------------------------
Gross profit                                        2,730        3,446        5,688           6,792
----------------------------------------------------------------------------------------------------

Costs and expenses:
Selling, general and administrative                 4,131        2,755        7,770           5,586
Research and development                              963        1,042        1,937           2,197
Amortization of intangible assets                     166          166          332             332
----------------------------------------------------------------------------------------------------
Total costs and expenses                            5,260        3,963       10,039           8,115
----------------------------------------------------------------------------------------------------

Operating loss                                     (2,530)        (517)      (4,351)         (1,323)
Interest income, net                                   40           47          111             120
----------------------------------------------------------------------------------------------------
Net loss                                       $   (2,490)  $     (470)  $   (4,240)      $  (1,203)
====================================================================================================

====================================================================================================
Basic and diluted net loss per common
share                                          $    (0.18)  $    (0.03)  $    (0.30)      $   (0.09)
====================================================================================================


Basic and diluted weighted average number of
common shares outstanding                          13,916       13,818       13,913          13,745
                                               ------------------------- ---------------------------

  The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                           Six Months Ended
                                                                             December 31,
                                                                  ----------------------------------
                                                                          2002                2001
----------------------------------------------------------------------------------------------------
Operating Activities:
      Net loss                                                           ($4,240)           ($1,203)
 Adjustments to reconcile net loss to net cash used for
  operating activities
    Depreciation and amortization                                          1,036                782
    Value of options issued to consultants                                     -                 25
    Provision for bad debts                                                   49                 95
    Change in operating items
     Accounts receivable                                                   1,609             (1,024)
     Inventories                                                          (2,481)              (985)
     Prepaids and other assets                                               134               (161)
     Accrued expenses and accounts payable                                   301                 36
----------------------------------------------------------------------------------------------------
    Net cash used for operating activities                                (3,592)            (2,435)
----------------------------------------------------------------------------------------------------

Investing Activities:
  Purchase of property and equipment, net                                 (1,193)                (7)
   Proceeds from sale of available-for-sale investments, net               3,653              2,283
----------------------------------------------------------------------------------------------------
    Net cash provided by investing activities                              2,460              2,276
----------------------------------------------------------------------------------------------------

Financing Activities:
  Payments made on capital lease obligations                                (243)              (198)
  Proceeds from exercise of stock options                                     55                797
----------------------------------------------------------------------------------------------------
    Net cash (used for) provided by financing activities                    (188)               599
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (1,320)               440
Cash and cash equivalents:
  Beginning of period                                                      1,604                 26
----------------------------------------------------------------------------------------------------
  End of period                                                          $   284           $    466
====================================================================================================

Supplemental cash-flow information

     Cash paid during the period for interest                            $    78           $    141

  The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2002
                                   (Unaudited)

1.  Basis of presentation

     The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company" or "Urologix") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2002, the statements of operations for the three and six months ended December 31, 2002 and 2001, and the statements of cash flows for the six months ended December 31, 2002 and 2001, are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix' annual report on Form 10-K for the year ended June 30, 2002, filed with the Securities and Exchange Commission.

     Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.  New Accounting Pronouncement

     In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS No.
146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. We adopted the provisions of SFAS No. 146 on January 1, 2003. SFAS No. 146 will have an impact on any restructuring activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Stock Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change its method of accounting for stock-based employee compensation. The Company will make the required interim disclosures effective with the quarter ending March 31, 2003.

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

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2002
                                   (Unaudited)

4.  Basic and diluted net loss per share

     Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. For the three and six month periods ended December 31, 2002, common stock equivalents of 45,720 and 162,163, respectively, were excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

5.  Inventories

Net inventories consisted of the following as of (in thousands):

                                             December 31, 2002    June 30, 2002
--------------------------------------------------------------------------------
Raw materials                                    $       1,481      $       936
Work in process                                            424              415
Finished goods                                           3,000            1,073
--------------------------------------------------------------------------------
Total inventories                                $       4,905      $     2,424
================================================================================

6.  Goodwill and other intangible assets

     Acquired developed technologies and customer base are amortized over useful lives of 15 years and 14 years, respectively. We do not amortize the acquired goodwill and trademarks as they are indefinite-lived intangible assets. We perform annual impairment tests for the goodwill and indefinite-lived intangible assets, or more frequently if changes in circumstances or the occurrence of events suggests impairment exists. Amortization of intangible assets was $166,000 and $332,000 for the three and six-month periods ended December 31, 2002. Future annual amortization expense for acquired intangible assets is expected to be approximately $700,000 for each of the next five fiscal years.

     Balances of acquired intangible assets were as follows (in thousands):

                                                                               As of December 31, 2002
                                                                      ------------------------------------------
                                                                          Carrying     Accumulated
                                                                            Amount    Amortization          Net
----------------------------------------------------------------------------------------------------------------
     Amortizing intangibles:
     Developed technologies                                                $ 7,500          $1,125       $ 6,375
     Customer base                                                           2,300             370         1,930
                                                                           -------          ------       -------
         Subtotal                                                            9,800           1,495         8,305

     Non-amortizing intangibles and goodwill:
     Goodwill                                                               10,716             523        10,193
     Trademarks                                                              1,200              60         1,140
                                                                           -------          ------       -------
         Subtotal                                                           11,916             583        11,333
================================================================================================================
     Total acquired intangible assets                                      $21,716          $2,078       $19,638
================================================================================================================

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2002
                                   (Unaudited)

7.  Comprehensive Loss

     Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive loss represents net loss adjusted for unrealized gains (losses) on available-for-sale securities.

(In thousands)                                                                Six Months ended December 31,
                                                                              2002                    2001
---------------------------------------------------------------------------------------------------------------
Net loss                                                                 $      (4,240)          $     (1,203)
Change in net unrealized gains on available-for-sale
securities                                                                          48                     91
---------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                       $      (4,192)          $     (1,112)
---------------------------------------------------------------------------------------------------------------

8.  Warranty

     Sales of our procedure kits and Cooled ThermoTherapy systems are subject to limited warranty guarantees. Procedure kit guarantees are limited to the disposable's printed date of expiration and System guarantees typically extend for one year after the date of installation or 15 months after the date of delivery, whichever is earlier. Standard warranty terms are included in customer contracts. Under the terms of these warranties, we are obligated to repair or replace any components or parts we deem defective in workmanship or materials. We reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance or misuse. We record warranty provision monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty incidence over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the period ended December 31, 2002 were as follows:

      Three Months       Beginning      Warranty      Warranty       Ending
          Ended           Balance      Provisions      Claims       Balance
  ----------------------------------------------------------------------------

    December 31, 2002       $188          $66          ($82)          $172

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 2002
                                   (Unaudited)

9.  Legal Proceedings

     Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the financial position or results of operations of the Company. In addition, the Company is involved in the litigation set forth below.


Urologix v. ProstaLund AB et al.

     In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin (and by a later amended complaint) alleging that the defendants' products infringed two United States Patents that were assigned to us: U.S. Patent No. 5,234,004 ("004 Patent") and U.S. Patent No. 5,509,929 the ("929 Patent"). We sought a preliminary injunction prohibiting the manufacture, use, sale, or offer for sale of the "ProstaLund Feedback Treatment" and an unspecified amount of damages. The defendants counterclaimed, alleging that they do not infringe our patents, that our patents are invalid and that we have "marked" our products as "patented" in a manner that violates patent law. The defendants are also seeking recovery of their attorneys' fees.

     In October 2002, the Court issued two separate Orders in this case. In an Order dated October 10, 2002, the Court determined that the `004 patent was not entitled to the benefit of an earlier filing date of a parent application and as a result was invalid. In an Order dated October 16, 2002, the Court denied our motion for a preliminary injunction on the `929 patent.

     Subsequent to the Court Action, in response to our request, on November 19, 2002, the United States Patent and Trademark Office ("PTO") issued an office action granting Urologix the benefit of the earlier office action on the `004 patent. On November 29, 2002, we filed a motion with the Court requesting that, in light of the PTO office action, the Court vacate the October 10, 2002 Order determining the '004 patent was invalid. The matter is pending before the Court. We are unable to determine when and how the Court will rule on our motion.

          We are evaluating our options in connection with the lawsuit and are preparing for a trial on the merits of the infringement claims of Patent No. 5,509,929, which has been scheduled by the Court for October 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of Urologix' financial condition and results of operations for the three and six-month periods ended December 31, 2002 and 2001. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix' Annual Report on Form 10-K for the year ended June 30, 2002, which has been filed with the Securities and Exchange Commission.

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

     The rate of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Medicare reimburses outpatient hospital-based procedures with a fixed rate under a "prospective payment system." Under this method of reimbursement, a hospital receives a fixed reimbursement for each procedure performed in its facility.

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

     We expect to continue to incur operating losses as we expand our marketing and sales activities, continue clinical trials in support of regulatory and reimbursement approvals, and continue to invest in our effort to protect our intellectual property. Our future profitability will be dependent upon, among other factors, our success in achieving market acceptance of the Cooled ThermoTherapy procedures in the physician's office, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, and the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in hospitals, ambulatory surgery centers and physicians' offices and the amount of reimbursement provided.

Critical Accounting Policies:

     We set forth below those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition
     We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 101. Revenue from product sales is recognized at the time of shipment, net of estimated returns, which also are established at the time of shipment. Revenue from equipment rental through our "per procedure" fee program is recognized at the time of treatment. Revenue for warranty service contracts is deferred and recognized on a straight-line basis over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we used to calculate this estimate does not properly reflect future returns, revenues could be overstated.

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

RESULTS OF OPERATIONS

Net Sales
     Net sales decreased to $4.6 million and $9.0 million for the three and six-month periods ended December 31, 2002, from $5.3 million and $10.4 million during the same periods in the prior fiscal year. The decrease in revenue in both the three and six-month periods was caused primarily by a decrease in the average per unit selling price of Cooled ThermoTherapy systems while system sales volume and revenue from procedure kit sales remained relatively consistent with prior periods. Our effort to expand our domestic sales force during the first six months of fiscal 2003 limited the growth of procedure kit sales. During the expansion, both our sales management and our experienced sales representatives invested a significant amount of time recruiting and training new team members which slowed work with existing customers and the effort to generate new business. We completed the expansion of our sales organization in December 2002.

     On January 17, 2003 Medicare published new rates for office based microwave treatments, including Cooled ThermoTherapy, which are scheduled to be effective for claims processed by Medicare on or after March 1, 2003 for office based microwave treatments. The new rates published by Medicare reflect a decrease of approximately 30% from the current national average rate of approximately $3,500. We do not know what impact this rate change will have on our business. See "Factors That May Affect Our Future Results and The Trading Price of Our Common Stock -- Third-party reimbursement is critical to market acceptance of our products."

Cost of Goods Sold and Gross Profit
     Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and disposable procedure kits. Cost of goods sold for the three-month period ended December 31, 2002 was $1.9 million, up slightly from $1.8 million during the same period in fiscal 2002. Cost of goods sold for the six-month period ended December 31, 2002 decreased to $3.4 million from $3.6 million in the same period of the prior fiscal year. The decrease resulted from slightly lower procedure kit sales volume.

     Gross profit as a percentage of sales for the three and six-month periods ended December 31, 2002 decreased to 60% and 63% respectively, from 66% and 65% in the same periods of the prior fiscal year. The decreases have resulted primarily from the drop in the average per unit selling price of our Cooled ThermoTherapy systems.

Selling, General & Administrative
     Selling, general and administrative expenses increased to $4.1 million and $7.8 million for the three and six-month periods ended December 31, 2002, respectively, from $2.8 million and $5.6 million in the same periods of fiscal year 2002. The increased expenses are primarily attributable to legal expenses related to a patent infringement suit we filed to protect our intellectual property as well as the expansion of our direct sales force. We expect to continue to incur legal expenses in connection with our efforts to protect our intellectual property.

Research and Development
     Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $963,000 and $1.9 million from $1.0 million and $2.2 million for the three and six-month periods ended December 31, 2002 and 2001, respectively. The decrease in expenses in both periods resulted primarily from decreased expenditures on product development activities, partially offset by increased clinical trial expenses. We expect quarterly research and development expenses for the remainder of the fiscal year to be consistent with or slightly below the current quarter spending level.

Amortization of intangible assets
     Amortization of intangible assets was $166,000 and $332,000 for both the three and six-month periods ended December 31, 2002 and 2001, respectively. The amortization of intangible assets is a result of the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000.

Net interest income
     Net interest income decreased to $40,000 and $111,000 for the three and six-month periods ended December 31, 2002 from $47,000 and $120,000 during the same period of the prior fiscal year. The decrease is primarily attributable to lower interest income due to lower cash and investment balances, partially offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception through sales of equity securities and sales of product. As of December 31, 2002, we had total cash, cash equivalents and available-for-sale investments of $7.8 million and working capital of $9.4 million.

     During the six months ended December 31, 2002, we used $3.6 million of cash in operating activities, primarily as a result of our net loss of $4.2 million and an increase in inventory of $2.5 million, partially offset by a net decrease in accounts receivable of $1.7 million, depreciation and amortization of $1.0 million and an increase in accounts payable and accrued expenses of $301,000. Our inventory has increased due to the receipt of a large number of control units from our third-party suppliers. Inventory balances are expected to decrease over the next several quarters as product demand is expected to increase and inventory purchases are scheduled to decrease.

     We generated $2.5 million in investing activities, resulting from the net sale of $3.7 million of available-for-sale investments partially offset by the purchase of $1.2 million of property and equipment.

     We used $188,000 in financing activities as a result of $243,000 of payments on capital lease obligations offset by $55,000 from the exercise of stock options.

     We expect to continue to incur additional losses and we plan to continue offering customers the ability to evaluate our equipment prior to purchase and offer long-term rental agreements. As of December 31, 2002, our property and equipment, net, included approximately $2.9 million of equipment used in evaluation or long-term rental agreements. Depending on the growth of these programs, we may use substantial capital to finance the units used by these customers.

     Although we believe that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund our operations for the next 12 months, there can be no assurance that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

     We have incurred substantial losses since our inception and, if physicians do not purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may never achieve or maintain profitable operation. We incurred a net loss of approximately $4.2 million for the six month period ended December 31, 2002, and have incurred losses of approximately $74 million since our inception. We expect to continue to incur operating losses in the near future as we continue our investment in sales and marketing activities to increase sales, continue to incur costs and expenses to protect our intellectual property, and fund research and development activities. We will need to significantly increase the revenues we receive from sales of our products as a result of these increased operating expenses. We may be unable to do so, and therefore may never achieve profitability. Even if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

     The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as from pharmaceutical companies. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products, including drug-based treatments that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. These developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

Third- party reimbursement is critical to market acceptance of our products.

     Our future revenues are subject to uncertainties regarding health care reimbursement and reform. In the United States, health care providers, such as hospitals and physicians, generally rely on third-party payers.

     Third-party reimbursement is dependent upon decisions by the Center for Medicare and Medicaid Services (CMS), contract Medicare carriers, individual managed care organizations, private insurers, foreign governmental health programs and other payers of health care cost. Failure to receive or maintain favorable coding, coverage and reimbursement determinations for Cooled ThermoTherapy by these organizations could discourage physicians from using our products. We may be unable to sell our products on a profitable basis if third-party payers deny coverage, provide low reimbursement rates or reduce their current levels of reimbursement.

     CMS issued a Program Memorandum to Medicare Carriers on January 17, 2003 indicating the national average rate for Cooled ThermoTherapy procedures, CPT Code 53850, would be approximately $2,500 in the office setting. This rate would be effective for claims processed by Medicare on or after March 1, 2003. The new rate published by CMS reflects a decrease of approximately 30% from the current national average rate of approximately $3,500. We do not know what impact this rate change will have on our business. The rate change may discourage some physicians from using our products or could limit our future growth.

     The continuing efforts of government, insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform, including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs that could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may also result in lower prices for or rejection of our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available, and could have a materially adverse affect on our revenues and ability to operate profitably.

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

     In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin (and by a later amended complaint) alleging that the defendants' products infringed two United States Patents that were assigned to us. The defendants raised counterclaims against us and are seeking recovery of their legal fees. In October 2002, the Court issued orders invalidating one of our patents and denied our motion for a preliminary injunction. See "Legal Proceedings" for a discussion of developments in these proceedings.

     Although we continue to believe that we will prevail in the trial, there can be no assurance that we will be successful. In addition, because we lost our request for injunctive relief, we are currently unable to prevent the defendants from selling their products in the United States. Although we believe that our products have demonstrated superior results to the defendants' products, there can be no assurance that the defendants will not be able to capture a significant part of the market for less invasive BPH treatments, which could have an adverse effect on our future results of operations and profitability. In addition, this litigation has resulted in substantial expense and we anticipate that there may be additional substantial expense involved in this litigation. Furthermore, the existence of this litigation may divert our attention from implementing our business strategy.

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

We are dependent on key personnel.

     Failure to attract and retain skilled personnel could hinder our sales and marketing and research and development efforts. Our future success depends to a significant degree upon our ability to attract and retain qualified sales personnel and the continued services of key technical and senior management personnel. The inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

     Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

  . the timing and volume of customer orders for both equipment and single-use treatment catheters,
  . the impact of reimbursement changes
  . costs and expenses related to our effort to protect intellectual property, . the timing of expenditures related to sales and marketing, and research and development, and
  . product availability.

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

     These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses. Furthermore, any physical expansion in facilities due to an acquisition may result in disruptions that seriously impair our business. We are not experienced in managing facilities or operations in geographically distant areas. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for other intangible assets. Finally, in connection with any future acquisitions, we may incur debt or issue equity securities as part or all of the consideration for the acquired company's assets or capital stock. We may be unable to obtain sufficient additional financing on favorable terms or at all. Equity issuances would be dilutive to our existing shareholders.

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

     Effective July 1, 2001, we no longer amortize goodwill and trademarks, but we do perform an annual impairment test (or more frequently if changes in circumstances or the occurrence of events suggests impairment exists). If the fair value of these intangible assets and goodwill decline below our carrying value, we could incur an impairment charge.

Anti-takeover provisions in our articles of incorporation may have a possible negative effect on our stock price.

     Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire control of us. We have in place several anti-takeover measures that could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders. Our stock option plans contain provisions that allow for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a "change in control." In addition, we have adopted a shareholder rights plan that would cause substantial dilution to any person or group attempting to acquire our company on terms not approved in advance by our board of directors.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents. The fair value of our financial investment portfolio at December 31, 2002, approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

     Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates for the issues contained in the investment portfolio and was not materially different from the December 31, 2002 carrying value. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the financial position or results of operations of the Company. In addition, the Company is involved in the litigation set forth below.

Urologix v. ProstaLund AB et al.

     In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin (and by a later amended complaint) alleging that the defendants' products infringed two United States Patents that were assigned to us: U.S. Patent No. 5,234,004 ("004 Patent") and U.S. Patent No. 5,509,929 the ("929 Patent"). We sought a preliminary injunction prohibiting the manufacture, use, sale, or offer for sale of the "ProstaLund Feedback Treatment" and an unspecified amount of damages. The defendants counterclaimed, alleging that they do not infringe our patents, that our patents are invalid and that we have "marked" our products as "patented" in a manner that violates patent law. The defendants are also seeking recovery of their attorneys' fees.

     In October 2002, the Court issued two separate Orders in this case. In an Order dated October 10, 2002, the Court determined that the `004 patent was not entitled to the benefit of an earlier filing date of a parent application and as a result was invalid. In an Order dated October 16, 2002, the Court denied our motion for a preliminary injunction on the `929 patent.

     Subsequent to the Court Action, in response to our request, on November 19, 2002, the United States Patent and Trademark Office ("PTO") issued an office action granting Urologix the benefit of the earlier office action on the `004 patent. On November 29, 2002, we filed a motion with the Court requesting that, in light of the PTO office action, the Court vacate the October 10, 2002 Order determining the "004 patent was invalid. The matter is pending before the Court. We are unable to determine when and how the Court will rule on our motion.

     We are evaluating our options in connection with the lawsuit and are preparing for a trial on the merits of the infringement claims of Patent No. 5,509,929, which has been scheduled by the Court for October 2003. See "Factors that may affect our future results and the trading price of our Common Stock - We are dependent on adequate protection of our patent and proprietary rights."

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on November 6, 2002. Three directors were elected at the Annual Meeting. Daniel Starks was elected to serve until the Annual Meeting following fiscal year 2003, and Mitchell Dann and Susan Bartlett Foote were elected serve until the Annual Meeting following fiscal year 2005.

Name                                Votes For        Votes Withheld
-----------------------------------------------------------------------

Daniel Starks                       13,221,736           61,183
Mitchell Dann                       13,154,669          128,250
Susan Bartlett Foote                13,054,329          228,590

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 99.1 Certification of Chief Executive Officer Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
          Exhibit 99.2 Certification of Chief Financial Officer Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Report on Form 8-K
          a. No reports on Form 8-K were filed during the period ended December 31, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 11, 2003

Urologix, Inc.

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


Date:  February 11, 2003                           /s/ Michael M. Selzer, Jr.
      ------------------                           --------------------------
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

Date:  February 11, 2003                             /s/ Christopher R. Geyen
      ------------------                             ------------------------
                                                     Christopher R. Geyen
                                                     Vice President
                                                     and Chief Financial Officer