Form 10-Q
period 2003-03-31
UROLOGIX INC
filed 2003-05-14
CIK 882873

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 ---------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act.

                                 Yes [_] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [_]

As of April 30, 2003, the Company had outstanding 13,915,968 shares of common stock, $.01 par value.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 Urologix, Inc.
                            Condensed Balance Sheets
                      (In thousands, except per share data)

                                                                          March 31,    June 30,
                                                                            2003         2002
------------------------------------------------------------------------ ----------- ----------
  ASSETS                                                                 (unaudited)     (*)
  Current assets:
     Cash and cash equivalents                                           $     603    $   1,604
     Available-for-sale investments                                          5,573       11,109
     Accounts receivable, net of allowance of $370 and $483                  2,111        4,554
     Inventories, net                                                        4,670        2,424
     Prepaids and other current assets                                         503          880
------------------------------------------------------------------------ ---------   ----------
          Total current assets                                              13,460       20,571
------------------------------------------------------------------------ ---------   ----------
  Property and equipment:
     Machinery, equipment and furniture                                      9,708        8,227
     Less accumulated depreciation                                          (5,823)      (5,007)
------------------------------------------------------------------------ ---------   ----------
          Property and equipment, net                                        3,885        3,220
  Other assets                                                               2,480        2,676
  Goodwill, net                                                             10,193       10,193
  Other intangible assets, net                                               9,279        9,777
------------------------------------------------------------------------ ---------   ----------
          Total assets                                                   $  39,297    $  46,437
======================================================================== =========   ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                    $   1,804    $   2,117
     Accrued compensation                                                      578          686
     Other accrued expenses                                                  1,405        1,357
     Current portion of lease obligation                                       489          513
     Deferred income                                                         1,703        1,891
     Term debt                                                                 575            -
------------------------------------------------------------------------ ---------   ----------
          Total current liabilities                                          6,554        6,564
------------------------------------------------------------------------ ---------   ----------
  Long-term liabilities:
     Term debt                                                                   -          575
     Long-term lease obligation                                                  -          351
------------------------------------------------------------------------ ---------   ----------
          Total long-term liabilities                                            -          926
------------------------------------------------------------------------ ---------   ----------
   COMMITMENTS AND CONTINGENCIES (Note 10)
 Shareholders' equity:
Common stock, $.01 par value, 25,000 shares authorized;
 13,916 and 13,902 shares issued and outstanding                               139          139
Additional paid-in capital                                                 108,504      108,449
Accumulated deficit                                                        (75,988)     (69,680)
Accumulated other comprehensive income                                          88           39
------------------------------------------------------------------------ ---------   ----------
          Total shareholders' equity                                        32,743       38,947
------------------------------------------------------------------------ ---------   ----------
          Total liabilities and shareholders' equity                     $  39,297    $  46,437
======================================================================== =========   ==========

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

                                 Urologix, Inc.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended              Nine Months Ended
                                                        March 31,                      March 31,
                                               ----------------------------- ---------------------------
                                                 2003              2002        2003              2002
--------------------------------------------------------------------------------------------------------

Sales                                          $ 4,558           $ 6,027     $  13,606     $      16,468
Cost of goods sold                               1,802             2,114         5,162             5,763
--------------------------------------------------------------------------------------------------------
Gross profit                                     2,756             3,913         8,444            10,705
--------------------------------------------------------------------------------------------------------

Costs and expenses:
Selling, general and administrative              3,739             2,962        11,509             8,548
Research and development                           927               930         2,864             3,127
Amortization of intangible assets                  166               166           498               498
--------------------------------------------------------------------------------------------------------
Total costs and expenses                         4,832             4,058        14,871            12,173
--------------------------------------------------------------------------------------------------------
Operating loss                                  (2,076)             (145)       (6,427)           (1,468)
Interest income, net                                 8                50           119               170
--------------------------------------------------------------------------------------------------------
Net loss                                       $(2,068)          $   (95)    $  (6,308)     $     (1,298)
========================================================================================================

========================================================================================================
Basic and diluted net loss per common
share                                          $ (0.15)          $ (0.01)    $   (0.45)     $      (0.09)
========================================================================================================

Basic and diluted weighted average number of
common shares outstanding                       13,916            13,867        13,914            13,785
                                               -------------------------     ---------------------------

  The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                           March 31,
                                                                      ----------------------
                                                                          2003       2002
--------------------------------------------------------------------- ----------  ----------
Operating Activities:
      Net loss                                                           ($6,308)    ($1,298)
 Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                          1,510       1,246
    Value of options issued to consultants                                     -          38
    Provision for bad debts                                                   10         151
    Change in operating items:
     Accounts receivable                                                   2,433      (1,587)
     Inventories                                                          (3,651)     (1,674)
     Prepaids and other assets                                               377         (57)
     Accrued expenses and accounts payable                                  (561)        345
--------------------------------------------------------------------- ----------  ----------
    Net cash used for operating activities                                (6,190)     (2,836)
--------------------------------------------------------------------- ----------  ----------

Investing Activities:
  Purchase of property and equipment, net                                    (76)       (156)
   Proceeds from sale of available-for-sale investments, net               5,585       3,195
--------------------------------------------------------------------- ----------  ----------
    Net cash provided by investing activities                              5,509       3,039
--------------------------------------------------------------------- ----------  ----------

Financing Activities:
   Payments made on capital lease obligations                               (375)       (306)
   Proceeds from exercise of stock options                                    55         898
--------------------------------------------------------------------- ----------  ----------
    Net cash (used for) provided by financing activities                    (320)        592
--------------------------------------------------------------------- ----------  ----------

Net increase (decrease) in cash and cash equivalents                      (1,001)        795
Cash and cash equivalents:
  Beginning of period                                                      1,604          26
--------------------------------------------------------------------- ----------  ----------
  End of period                                                       $      603  $      821
===================================================================== ==========  ==========

Supplemental cash-flow information

     Cash paid during the period for interest                         $      108  $      204

     Net transfer of inventory to property and equipment              $    1,405  $      594

  The accompanying notes to financial statements are an integral part of these statements.

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2003
                                   (Unaudited)

1. Basis of presentation

     The accompanying unaudited condensed financial statements of Urologix, Inc. (the "Company" or "Urologix") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2003, the statements of operations for the three and nine months ended March 31, 2003 and 2002, and the statements of cash flows for the nine months ended March 31, 2003 and 2002, are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix' annual report on Form 10-K for the year ended June 30, 2002, filed with the Securities and Exchange Commission.

     Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

2. New Accounting Pronouncements

     In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS No.
146) was issued and is effective for activities beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. We adopted the provisions of SFAS No. 146 on January 1, 2003. SFAS No. 146 will have an impact on any restructuring activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Stock Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are making the required interim disclosures effective with the quarter ended March 31, 2003.

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

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2003
                                   (Unaudited)

4. Basic and diluted net loss per share

     Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. The following table summarizes the common stock equivalents that were excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

                                        March 31, 2003            March 31, 2002
                                        --------------            --------------
        Three Months Ended                  8,647                   879,261
        Nine Months Ended                  56,712                   967,652

5. Inventories

Net inventories consisted of the following as of (in thousands):

                                        March 31, 2003          June 30, 2002
-----------------------------------------------------------------------------
Raw materials                            $       1,511            $       936

Work in process                                    484                    415

Finished goods                                   2,675                  1,073
-----------------------------------------------------------------------------
  Total inventories                      $       4,670            $     2,424
=============================================================================

6. Goodwill and other intangible assets

     Intangible assets consisting of acquired developed technologies and customer base are amortized over useful lives of 15 years and 14 years, respectively. We do not amortize the acquired trademarks as they are considered indefinite-lived intangible assets. Long-lived assets, including amortizing intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Following a review, if such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     With the adoption of SFAS 142, goodwill is no longer being amortized against earnings and goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets for several quarters, it may prompt us to engage a third party valuation firm to perform a valuation to assess whether our goodwill is impaired. Amortization of intangible assets was $166,000 and $498,000 for the three and nine-month periods ended March 31, 2003. Future annual amortization expense for acquired intangible assets is expected to be $664,000 for each of the next five fiscal years.

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2003
                                   (Unaudited)

     Balances of acquired intangible assets were as follows (in thousands):

                                                                   As of March 31, 2003
                                                        ------------------------------------------
                                                           Carrying      Accumulated
                                                            Amount      Amortization       Net
--------------------------------------------------------------------------------------------------
     Amortizing intangibles:

       Developed technologies                                 $7,500          $1,250        $6,250

       Customer base                                           2,300             411         1,889
                                                               -----             ---         -----
           Subtotal                                            9,800           1,661         8,139

     Non-amortizing intangibles and goodwill:

        Goodwill                                              10,716             523        10,193

        Trademarks                                             1,200              60         1,140
                                                               -----              --         -----
           Subtotal                                           11,916             583        11,333
--------------------------------------------------------------------------------------------------
     Total acquired intangible assets                        $21,716          $2,244       $19,472
==================================================================================================

7. Comprehensive Loss

     Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive loss represents net loss adjusted for unrealized gains (losses) on available-for-sale investments.

8. Warranty

     Sales of our procedure kits and Cooled ThermoTherapy systems are subject to limited warranty guarantees. Procedure kit guarantees are limited to the disposable's printed date of expiration and system guarantees typically extend for one year after the date of installation or 15 months after the date of delivery, whichever is earlier. Standard warranty terms are included in customer contracts. Under the terms of these warranties, we are obligated to repair or replace any components or parts we deem defective in workmanship or materials. We reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance or misuse. We record warranty provision monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty incidence over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the nine-month period ended March 31, 2003 were as follows (in thousands):

      Nine Months       Beginning       Warranty        Warranty       Ending
         Ended           Balance       Provisions        Claims       Balance
   ----------------- --------------- --------------- -------------- -----------

    March 31, 2003         $203           $124           ($183)         $144

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2003
                                   (Unaudited)

9. Stock Options

     We account for stock options under the provisions of Accounting Principles Board Opinion 25, under which no compensation cost has been recognized. The following pro forma net loss and net loss per share have been determined as if we had used the fair value method of accounting for our stock option grants and employee stock purchase plan share elections consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation". Under this method, compensation expense is recognized over the applicable vesting periods and is based on the shares under option and their related fair values on the grant date.

                                                     (in thousands, except per share data)
                                         ------------------------------------------------------------
                                                Three months ended                Nine months ended
                                                    March 31,                        March 31,
                                         ------------------------------   ---------------------------
                                             2003            2002             2003            2002
                                         -----------      -------------   -----------   -------------

   Net loss (as reported)                $    (2,068)     $         (95)  $    (6,308)  $      (1,298)
   Non-cash compensation expense                (730)              (815)       (2,073)         (2,067)
                                              ------               ----        ------          ------
   Pro forma                             $    (2,798)     $        (910)  $    (8,381)  $      (3,365)

   Net loss per share (as reported)      $     (0.15)     $       (0.01)  $     (0.45)  $       (0.09)
   Non-cash compensation expense               (0.05)             (0.06)        (0.15)          (0.15)
                                              ------              -----        ------          ------
   Pro forma                             $     (0.20)     $       (0.07)  $     (0.60)  $       (0.24)


10. Legal Proceedings

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

                                 Urologix, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2003
                                   (Unaudited)

     Subsequent to the Court Action, in November 2002 in response to our request, the United States Patent and Trademark Office ("PTO") issued an office action granting Urologix the benefit of the earlier office action on the `004 patent. In light of the PTO office action, we filed a motion with the Court in November 2002 requesting that the Court vacate the October 10, 2002 Order determining the `004 patent was invalid. In April 2003, the Court denied our motion to vacate the October 10, 2002 Order.

     We are evaluating our options in connection with the lawsuit and are preparing for a trial on the merits of the infringement claims of the `929 patent which has been scheduled by the Court for January 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of Urologix' financial condition and results of operations for the three and nine-month periods ended March 31, 2003 and 2002. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix' Annual Report on Form 10-K for the year ended June 30, 2002, which has been filed with the Securities and Exchange Commission.

              Cautionary Note Regarding Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing Cooled ThermoTherapy procedures are able to obtain third-party reimbursement, changes in the reimbursement environment, market acceptance and the rate of adoption of Cooled ThermoTherapy for the treatment of benign prostatic hyperplasia (BPH) by the medical community, our ability to successfully protect our intellectual property rights, the ability of our key suppliers to provide product, the impact of competitive treatments, products and pricing, and the effectiveness of our sales and marketing organization. We caution readers not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. A detailed discussion of risks and uncertainties may be found below in "Factors That May Affect Our Future Results and The Trading Price of Our Common Stock" and in our Annual Report on Form 10-K for the year ended June 30, 2002.

OVERVIEW

     Urologix, Inc., based in Minneapolis, Minnesota, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

     We have developed and offer non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of BPH, a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis and Prostatron names. Both systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician's office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH that is superior to medication without the complications and side effects inherent in surgical procedures. We generate revenue from the sale of Cooled ThermoTherapy systems and the related disposable procedure kits.

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

     Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) increase market awareness of Cooled ThermoTherapy, (ii) create access to Cooled ThermoTherapy through both the sale and long-term use arrangements of Cooled ThermoTherapy systems and (iii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy System.

     We expect to continue to incur operating losses as we fund marketing and sales activities and invest in our effort to protect our intellectual property. Our future profitability will be dependent upon, among other factors, our success in achieving market acceptance of the Cooled ThermoTherapy procedures in the physician's office, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, and the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in hospitals, ambulatory surgery centers and physicians' offices and the amount of reimbursement provided.

Critical Accounting Policies:

     We set forth below those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment.

Revenue Recognition

     We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 101. We recognize revenue from the sale of Cooled ThermoTherapy systems upon acceptance by the customer. We recognize revenue from disposable product sales at the time of shipment. In addition to sales of our Cooled ThermoTherapy systems, we place our Cooled ThermoTherapy systems with urology groups under a variety of programs for both evaluation and long-term use. These programs are designed to expand our installed base, and thus increase the market for our disposable catheters. Under these programs, we generally charge a higher price for each disposable to include the use of our Cooled ThermoTherapy system by the urology group. Revenue for warranty service contracts is deferred and recognized on a straight-line basis over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate this estimate does not properly reflect future returns, our revenues could be overstated.

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

Inventory Carrying Value and Related Allowance for Excess and Obsolete
Inventory.

     On a periodic basis we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for shrinkage, excess, obsolete or slow moving inventory are required. The amounts of these reserves are based upon average selling prices, historical experience and forecasted demand. Our reserve requirements could be materially different if average selling prices decline or demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Long-Lived and Intangible Assets and Goodwill

     In fiscal 2002, we adopted Statement of Financial Accounting Standards
(SFAS) 142, "Goodwill and Other Intangible Assets," and as a result, we have ceased to amortize approximately $10.2 million of goodwill and $1.1 million of trademarks. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests impairment may exist. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical, due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.

     Other intangible assets consist of developed technology, customer base and trademarks. Developed technology and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible asset with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. We review these definite and indefinite-lived intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggests the remaining value may not be recoverable.

RESULTS OF OPERATIONS

Net Sales

     Net sales decreased to $4.6 million and $13.6 million for the three and nine-month periods ended March 31, 2003, from $6.0 million and $16.5 million during the same periods in the prior fiscal year. The decrease in revenue in both the three and nine-month periods was caused by a decrease in the number of Cooled ThermoTherapy systems sold as well as a decrease in the average per unit selling price of these systems and a decrease in the number of procedure kits sold. Sales of disposable procedure kits accounted for nearly 90% of total revenue in the first nine months of fiscal 2003, compared to approximately 75% in the same period in fiscal 2002. Both the volume of equipment sold and the sale price of our equipment were affected by competitive offerings in our marketplace. In addition, our effort to expand our domestic sales force during the first six months of fiscal 2003 has limited the growth of procedure kit sales. During the expansion, both our sales management and our experienced sales representatives invested a significant amount of time recruiting and training new team members which slowed work with existing customers and the effort to generate new business. We completed the expansion of our sales organization in December 2002 and have refocused efforts on maintaining and increasing sales. At March 31, 2003, we had an installed base of 346 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs.

     In January 2003, Medicare published new rates for office-based microwave treatments, including Cooled ThermoTherapy. These rates became effective for office based microwave treatment claims processed by Medicare on or after March 1, 2003. The new rates published by Medicare reflect a decrease of approximately 30% from previous office-based reimbursement rates. We do not know what impact this rate change will ultimately have on our business. See "Factors That May Affect Our Future Results and The Trading Price of Our Common Stock-Third-party reimbursement is critical to market acceptance of our products."

Cost of Goods Sold and Gross Profit

     Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and disposable procedure kits. Cost of goods sold for the three and nine-month periods ended March 31, 2003 were $1.8 million and $5.2 million, down from $2.1 million and $5.8 million during the same periods of fiscal 2002. The decrease resulted from a decrease in the number of Cooled ThermoTherapy systems sold as well as a decrease in the number of procedure kits sold.

     Gross profit as a percentage of sales for the three and nine-month periods ended March 31, 2003 decreased to 60% and 62% respectively, from 65% in both the three and nine-month periods ended March 31, 2002. The decreases have resulted primarily from the drop in the average per unit selling price of our Cooled ThermoTherapy systems.

Selling, General & Administrative

     Selling, general and administrative expenses increased to $3.7 million and $11.5 million for the three and nine-month periods ended March 31, 2003, from $3.0 million and $8.5 million in the same periods of fiscal year 2002. The increased expenses are primarily attributable to legal expenses related to a patent infringement suit we filed to protect our intellectual property as well as the expansion of our direct sales force. We expect to continue to incur legal expenses in connection with our efforts to protect our intellectual property.

Research and Development

     Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $927,000 and $2.9 million from $930,000 and $3.1 million for the three and nine-month periods ended March 31, 2003 and 2002, respectively. The decrease in expenses in both periods resulted primarily from decreased expenditures on product development activities, partially offset by increased clinical trial expenses. We expect quarterly research and development expenses for the fourth quarter of the fiscal year to be lower than the current quarter.

Amortization of intangible assets

     Amortization of intangible assets was $166,000 and $498,000 for both the three and nine-month periods ended March 31, 2003 and 2002, respectively. The amortization of intangible assets is a result of the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000.

Net interest income

     Net interest income decreased to $8,000 and $119,000 for the three and nine-month periods ended March 31, 2003 from $50,000 and $170,000 during the same period of the prior fiscal year. The decrease is primarily attributable to lower interest income due to lower cash and investment balances, partially offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception through sales of equity securities and sales of product. As of March 31, 2003, we had total cash, cash equivalents and available-for-sale investments of $6.2 million and working capital of $6.9 million.

     During the nine months ended March 31, 2003, we used $6.2 million of cash in operating activities, primarily as a result of our net loss of $6.3 million and an increase in inventory of $3.7 million that was partially offset by a net decrease in accounts receivable of $2.4 million and depreciation and amortization of $1.5 million. Our inventory increased due to the receipt of a large number of control units from our third-party suppliers. We expect inventory balances to decrease over the next several quarters as inventory purchases are scheduled to decrease and inventory is sold or transferred into property and equipment for use in our evaluation and long-term use programs.

     We generated $5.5 million from investing activities, resulting from the net sale of $5.6 million of available-for-sale investments partially offset by the purchase of $76,000 of property and equipment.

     We used $320,000 in financing activities as a result of $375,000 of payments on capital lease obligations offset by $55,000 from the exercise of stock options.

     We expect to continue to incur additional losses and we plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy equipment in addition to purchase options. As of March 31, 2003, our property and equipment, net, included approximately $2.8 million of equipment used in an evaluation or long-term use program. Depending on the growth of these programs, we may use additional capital to finance the units used by these customers.

     We are exploring ways to reduce our expenses and efficiently use working capital to preserve cash while we focus on maintaining and increasing sales and continue to provide high quality support to our customers. Third party financing may also present opportunities to leverage the equipment used by our customers under evaluation and long-term use programs.

     Based upon these factors, we believe our $6.2 million in cash, cash equivalents, and available-for-sale securities, together with funds generated from product sales, will be sufficient to fund our working capital and capital resources need for the next 12 months.

     There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

     The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of the following risks could harm our business. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

We have a limited operating history and expect to continue to generate losses.

     We have incurred substantial losses since our inception and, if physicians do not purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may never achieve or maintain profitable operation. We incurred a net loss of approximately $6.3 million for the nine month period ended March 31, 2003, and have incurred losses of approximately $76 million since our inception. We expect to continue to incur operating losses in the near future as we continue our investment in sales and marketing activities to increase sales, continue to incur costs and expenses to protect our intellectual property, and fund research and development activities. We will need to significantly increase the revenues we receive from sales of our products to fund these operating expenses. We may be unable to do so, and therefore may never achieve profitability. Even if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

     The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as from pharmaceutical companies. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. There is intense price competition for products developed in our markets. Our competitors may develop or market technologies and products, including drug-based treatments that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. These developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

Third- party reimbursement is critical to market acceptance of our products.

     Our future revenues are subject to uncertainties regarding health care reimbursement and reform. In the United States, health care providers, such as hospitals and physicians, generally rely on third-party payers.

     Third-party reimbursement is dependent upon decisions by the Center for Medicare and Medicaid Services (CMS), contract Medicare carriers, individual managed care organizations, private insurers, foreign governmental health programs and other payers of health care costs. Failure to receive or maintain favorable coding, coverage and reimbursement determinations for Cooled ThermoTherapy by these organizations could discourage physicians from using our products. We may be unable to sell our products on a profitable basis if third-party payers deny coverage, provide low reimbursement rates or reduce their current levels of reimbursement.

     On January 17, 2003, Medicare published new rates for office-based microwave treatments, including Cooled ThermoTherapy. These rates became effective for office based microwave treatments claims processed by Medicare on or after March 1, 2003. The new rates published by Medicare reflect a decrease of approximately 30% from previous office-based reimbursement rates. We do not yet know what impact this rate change will ultimately have on our business. The rate change may discourage some physicians from using our products or could limit our future growth.

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

Our intangible assets and goodwill could become impaired.

     Intangible assets consisting of acquired developed technologies and customer base are amortized over useful lives of 15 years and 14 years, respectively. We do not amortize the acquired trademarks as they are considered indefinite-lived intangible assets. Long-lived assets, including amortizing intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Following a review, if such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     With the adoption of SFAS 142, goodwill is no longer being amortized against earnings and goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets for several quarters, it may prompt us to engage a third party valuation firm to perform a valuation to access whether our goodwill is impaired. Amortization of intangible assets was $166,000 and $498,000 for the three and nine-month periods ended March 31, 2003. Future annual amortization expense for acquired intangible assets is expected to be $664,000 for each of the next five fiscal

Our inventory could become impaired.

     At March 31, 2003, our inventory had a carrying value of $4.7 million, including finished goods of $2.7 million. As we discussed in Management's Discussion and Analysis in this Form 10-Q, during the nine months ended March 31, 2003, we experienced a decrease in the average selling price of our Cooled ThermoTherapy systems as a result of increased competition in our market. Although we believe that our Cooled ThermoTherapy system has demonstrated superior results to those of our competitors, if we continue to experience significant price competition that results in a need to decrease the selling prices of our Cooled ThermoTherapy system, we may determine that our inventory of Cooled ThermoTherapy systems is impaired and be required to revalue it, thereby incurring a charge.

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

Fluctuations in our future operating results may negatively affect the market price of our common stock.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

       Our financial instruments include cash and cash equivalents. The fair value of our financial investment portfolio at March 31, 2003, approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

     Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates for the issues contained in the investment portfolio and was not materially different from the March 31, 2003 carrying value. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

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

     Subsequent to the Court Action in November 2002, in response to our request, In November, 2002, the United States Patent and Trademark Office ("PTO") issued an office action granting Urologix the benefit of the earlier office action on the `004 patent. In light of the PTO office action, we filed a motion with the Court in November 2002 requesting that the Court vacate the October 10, 2002 Order determining the `004 patent was invalid. In April 2003, the Court denied our motion to vacate the October 10, 2002 Order.

     We are evaluating our options in connection with the lawsuit and are preparing for a trial on the merits of the infringement claims of the `929 patent which has been scheduled by the Court for January 2004. See "Factors that may affect our future results and the trading price of our Common Stock - We are dependent on adequate protection of our patent and proprietary rights."

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     Exhibit 99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Report on Form 8-K
    a. No reports on Form 8-K were filed during the period ended March 31, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 14, 2003

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

Date:    May 14, 2003                     /s/ Michael M. Selzer, Jr.
       --------------                     --------------------------
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

Date:   May 14, 2003                       /s/ Christopher R. Geyen
       -------------                       ------------------------
                                           Christopher R. Geyen
                                           Vice President and
                                           Chief Financial Officer