Form 10-K
period 2003-06-30
UROLOGIX INC
filed 2003-09-29
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended June 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to                     .

Commission File Number 0-28414

UROLOGIX, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1697237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14405 21st Avenue North, Minneapolis, MN 55447

(Address of principal executive offices)

Registrant’s telephone number, including area code: (763) 475-1400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

(1) Common Stock, $.01 par value.

(2) Series A Junior Participating Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The aggregate value of the company’s Common Stock held by non-affiliates of the company was approximately $ 44.6 million on December 31, 2002, the last day of the company’s most recently completed second fiscal quarter, when the last reported sales price was $3.31.

As of September 19, 2003, the company had outstanding 13,966,421 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the proxy statement for the Registrant’s 2003 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART I

Forward-Looking Statements

Statements included in this annual report on Form 10-K that are not historical or current facts are forward-looking statements. In addition, our officers may make forward-looking statements in the future. We wish to caution readers that these statements are not predictions of actual future results. Our actual results could differ materially from any such forward-looking statements as a result of risks and uncertainties, including those set forth below in “Risks Related to Our Business” and in other documents we file from time to time with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q. Any such forward-looking statements reflect management’s opinions only as of the date of this annual report on Form 10-K, and we undertake no obligation to revise or publicly release the results of any revisions to any such forward-looking statements.

ITEM 1.	BUSINESS

Overview

Urologix has developed and offers non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that dramatically affects more than 23 million men worldwide. We market our products under the Targis® and Prostatron® names. Both systems utilize Cooled ThermoTherapy™, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication without the complications and side effects inherent in surgical procedures.

We maintain a web site at www.urologix.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our web site as soon as reasonably practical after we file these reports with the SEC. To obtain copies of these reports, go to www.urologix.com.

Benign Prostatic Hyperplasia

BPH is a non-cancerous disease in which the prostate enlarges and constricts the urethra causing adverse changes in urinary voiding patterns. The prostate is a walnut-size gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate begin to grow at an increasing rate. As the prostate expands, it compresses or impinges upon other portions of the prostate gland and the urethra, thereby restricting the normal passage of urine. BPH patients typically suffer from a variety of troubling symptoms that can have a significant impact on their quality of life. Symptoms of BPH include frequent urination during the day and night, urgency and painful urination. A delay in treatment can have serious consequences, including complete obstruction (retention of urine), urinary tract infections, loss of bladder function and, in extreme cases, kidney failure.

BPH generally affects men after the age of 50, and medical experts suggest that nearly every man will be affected by this condition at some time in his life. The BPH market is large and can be expected to continue to grow due to the general aging of the world’s population, as well as increasing life expectancies.

Due in part to the side effects and complications associated with traditional BPH therapies, many patients diagnosed with BPH are regularly monitored by their physicians but elect not to receive active intervention. This course of inaction is known as “watchful waiting.” If symptoms persist or worsen, drug therapy or surgical intervention has historically been recommended. Drug therapy is usually the first line of treatment. It is estimated that more than 20 percent of patients who initially pursue drug therapy discontinue treatment within 12 months due to various reasons including cost, ineffectiveness, side effects and the burdens of compliance. Traditionally, the most common surgical procedure has been Transurethral Resection of the Prostate (TURP), an invasive surgery in which portions of the prostatic urethra and surrounding tissue are removed, thereby widening the urethra and improving urinary flow. While TURP results in a dramatic improvement in urine flow and reduction in symptoms, the procedure can require a lengthy recovery time and is reported to have a high rate of side effects and complications. Because the TURP procedure requires a highly skilled surgeon with extensive training, the incidence of complications are affected by the experience of the surgeon performing the TURP.

Cooled ThermoTherapy

Both our Targis and Prostatron systems utilize Cooled ThermoTherapy, a catheter-based treatment for BPH that is clinically superior to medication and less invasive than surgery. Cooled ThermoTherapy was developed to be the treatment of choice for patients who have tried drugs unsuccessfully and wish to avoid surgery.

Cooled ThermoTherapy utilizes a proprietary microwave technology, delivered through a flexible catheter that delivers energy into the enlarged area of the prostate and creates temperature sufficient to cause cell death, while simultaneously cooling and protecting the healthy, pain-sensitive urethral tissue. During a Cooled ThermoTherapy procedure, a catheter is inserted into the urethra, and a rectal thermosensing unit is placed into the rectum. Chilled water is then circulated through the catheter in order to lower the temperature of the urethra and protect it from heat and discomfort during the treatment. Temperatures in the urethra and rectum are monitored continuously during the treatment while microwave energy is delivered into the prostatic tissue, ultimately resulting in a reduction in the size of the prostate as the body reabsorbs the destroyed tissue during the months following treatment.

Cooled ThermoTherapy provides significant advantages over other BPH therapies, producing lasting results that are clinically superior to drug therapy while avoiding the complications associated with surgery. Because Cooled ThermoTherapy does not require punctures or incisions and protects the urethra during treatment, it can be performed in the physician’s office or other outpatient environment without the need for anesthesia or intravenous sedation and results in fewer complications than surgery.

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

Sales and Marketing

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (ii) satisfy additional demand for Cooled ThermoTherapy systems through the efficient use of existing systems in the field and (iii) increase market awareness of Cooled ThermoTherapy.

United States

We have a sales and marketing team consisting of sales and marketing management, marketing communications, clinical specialists, and direct sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy products. We also engage outside consulting resources from time to time to support the sales and marketing functions in areas such as reimbursement. Our direct sales force and marketing efforts are targeted at urologists who treat a large number of BPH patients. In addition to our direct sales force, we utilize independent third-party mobile service providers to provide smaller hospitals and urology clinics with cost-effective access to Cooled ThermoTherapy treatment. The mobile service providers transport the Cooled ThermoTherapy systems between sites, making the treatment available to physicians and patients on a scheduled basis. As of June 30, 2003, we employed a total of 36 individuals in our sales and marketing department.

We offer our Cooled ThermoTherapy systems on a direct purchase and a per-use rental basis. Pricing for Cooled ThermoTherapy systems and for single-use treatment catheters varies based upon the length and terms of the agreement.

International

We have distribution agreements with Nihon Kohden Corporation and EDAP Technomed Co. Ltd. for the market development and sale of the Targis and Prostatron systems, respectively, in Japan. Our efforts outside of Japan are limited and focused primarily on Western Europe, where we use a network of local distributors and independent agents experienced in selling products to hospitals and urologists.

Manufacturing

We currently outsource all of our manufacturing, except for the assembly of the Targis system disposable treatment catheter and the microwave generator component of the Targis control unit, which we manufacture at our suburban Minneapolis facility.

We have entered into a supply agreement for the production of the Prostatron control unit with EDAP TMS S.A., a French corporation; Technomed Medical Systems S.A., a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively EDAP) that continues through September 2003. At this time, we do not have plans to enter into another supply agreement for the manufacture of Prostatron control units, as we believe our current inventory of Prostatron control units combined with company-owned control units located at customer sites and current purchase commitments with EDAP will adequately support future customer requirements. We had also entered into a supply agreement for the production of the Targis control unit with Plexus Corporation that ended in August 2003. We have developed manufacturing capability to produce Targis control units at our facility, and we plan to begin manufacturing Targis units in the third fiscal quarter of 2004.

We have a supply agreement with Venusa, Ltd. (Venusa) for the production of the Prostatron disposable treatment catheter that extends though April 2004 with an automatic renewal term.

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

Our manufacturing operations and the operations of our third-party suppliers must comply with the U.S. Food and Drug Administration’s (FDA) quality system regulation, which includes, but is not limited to, the FDA’s Good Manufacturing Practices (GMP) requirements, and with certain requirements of state, local and foreign governments for assuring quality by controlling components, processes and document traceability and retention, among other things.

In June 1997, July 1998, September 2000 and September 2002, the FDA completed inspections of our facility, documentation and quality systems with no significant deficiencies of GMP noted. Our facilities will continue to be subject to periodic inspections by the FDA and by other auditors. We believe that our manufacturing and quality control procedures meet the requirements of these regulations and have established training and self-audit systems designed to ensure compliance.

We have received ISO 9001 certification indicating compliance of our manufacturing facilities with European standards for quality assurance and manufacturing process control. We also have received CE Mark certification, which allows us to affix the CE Mark to our products and market them in the European Union. In addition, the Targis and Prostatron systems have been approved for marketing by the Japanese Ministry of Health and Welfare. As of June 30, 2003, we employed 23 individuals in our manufacturing department.

Research and Development

We intend to build upon our scientific and clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. Our research and development efforts are currently focused on improving the function and features of our Cooled ThermoTherapy systems, improving the clinical response to Cooled ThermoTherapy treatment and reducing the production cost of the components in our products.

During the fiscal years ended June 30, 2003, 2002 and 2001, we spent $3.7 million, $4.1 million and $3.5 million, respectively, on our research and development efforts. As of June 30, 2003, we employed 16 individuals in our research and development department.

Reimbursement

We believe that third-party reimbursement is essential to the acceptance of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to obtaining such reimbursement. We estimate that 60 percent to 80 percent of patients who receive Cooled ThermoTherapy treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market acceptance of Cooled ThermoTherapy in the United States.

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment continues to be reimbursed approximately $500 per procedure.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2003 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $2,700, which is subject to geographic adjustment. Reimbursement rates for calendar 2004 will be published in the November 2003 edition of the Federal Register.

Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon “usual and customary” fees. To date, we have received coverage and reimbursement in various geographies from private insurance companies and HMOs throughout the United States. We intend to continue our efforts to gain coverage and reimbursement across the United States. There can be no assurance that we will receive favorable coverage or reimbursement determinations for Cooled ThermoTherapy systems from these payers or that amounts reimbursed to physicians for performing Cooled ThermoTherapy procedures will be sufficient to encourage physicians to use Cooled ThermoTherapy.

Internationally, reimbursement approvals for the Cooled ThermoTherapy procedure are awarded on an individual-country basis. Reimbursement approvals have been obtained in Japan.

Patents and Proprietary Rights

We currently own 46 U.S. and 14 non-U.S. patents. We also have 14 patent applications pending in the United States and in a number of non-U.S. jurisdictions, and we intend to file additional patent applications in the future.

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

In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin (and by a later amended complaint) alleging that the defendants’ products infringed two United States Patents that were assigned to us: U.S. Patent No. 5,234,004 (“004 Patent”) and U.S. Patent No. 5,509,929 (“929 Patent”). We sought a preliminary injunction prohibiting the manufacture, use, sale, or offer for sale of the “ProstaLund Feedback Treatment” and an unspecified amount of damages. The defendants counterclaimed, alleging that they do not infringe our patents, that our patents are invalid, that we have “marked” our products as “patented” in a manner that violates patent law and that we have engaged in inequitable conduct. The defendants are also seeking recovery of their attorneys’ fees.

In October 2002, the court issued two separate orders in this case. In an order dated October 10, 2002, the court determined that the ‘004 patent was not entitled to the benefit of an earlier filing date of a patent application and as a result was invalid. In an order dated October 16, 2002, the court denied our motion for a preliminary injunction on the ‘929 patent.

Subsequent to the court action, in November 2002 in response to our request, the United States Patent and Trademark Office (“PTO”) issued an office action granting Urologix the benefit of the earlier office action on the ‘004 patent. In light of the PTO office action, we filed a motion with the court in November 2002 requesting that the court vacate the October 10, 2002 order determining the ‘004 patent was invalid. In April 2003, the court denied our motion to vacate the October 10, 2002 order.

On September 5, 2003, the court denied the defendants’ motion for summary judgment on our claims that they are directly infringing and infringing under the doctrine of equivalence, our ‘929 patent. The Court, however, did grant the defendants’ motion for summary judgment on our claim of indirect infringement by inducement or contributory infringement of the ‘929 patent. We are evaluating our options in connection with the lawsuit and are preparing for a trial on the merits of the infringement claims of the ‘929 patent which we believe will occur early in calendar 2004. See “Item 3. Legal Proceedings.”

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

Competition

Competition in the market for the treatment of BPH comes from invasive therapies, such as TURP, drug therapy and other minimally invasive treatments. There are six well-recognized prescription drugs available in the United States for treating the symptoms of BPH: Flomax (Boehringer Ingelheim International GmbH and Abbott Laboratories), Hytrin (Abbott Laboratories), Cardura (Pfizer Inc.), UroXatral (Sanofi-Synthelabo), Proscar (Merck & Co., Inc.) and Avodart (GlaxoSmithKline). Drug therapy is currently the first-line therapy prescribed by most physicians in the United States for BPH. Due to the large yet still uninformed marketplace of men suffering from BPH, we do not consider the drug manufacturers as major threats or direct competitors, but more as alternative therapies that have significant resources to bring awareness to this quality of life condition for which we believe our Cooled ThermoTherapy can provide a safe, effective and long-lasting treatment.

Competition in the market for minimally invasive treatments for BPH continues to grow. Competitive devices include radio frequency (Medtronic), interstitial laser (Johnson & Johnson), side-firing laser (Laserscope), non-cooled, low energy microwave (TherMatrx, Inc.), high energy microwave with limited cooling (ACMI) and water-induced thermotherapy (ACMI). Celsion Corporation has formed a strategic alliance with Boston Scientific Corporation for Boston Scientific to distribute a new microwave system for BPH upon approval from the FDA to market the device. Additional competitors may enter the market. We believe Cooled ThermoTherapy provides significant advantages over other minimally invasive BPH therapies. Because Cooled ThermoTherapy does not require punctures or incisions, it can be performed in the physician’s office or other outpatient environments without the need for anesthesia or intravenous sedation. Further, by combining microwave energy with cooling, we can drive heat deep into the prostate, creating lasting results while minimizing damage to the urethra, enhancing patient comfort and reducing complications.

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

Medical devices intended for human use in the United States are classified into one of three categories. Such devices are classified by regulation into either class I (general controls), class II (performance standards) or class III (pre-market approval or PMA) depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device. Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA also apply to medical devices.

Our Cooled ThermoTherapy systems have received FDA clearance for sale in the United States. In addition, we have obtained CE Mark certification for distribution in Europe and product registration for distribution in Canada and Japan.

The FDA’s regulations require agency approval of a PMA supplement for certain changes made to a product if the changes affect the safety and effectiveness of the device. Such changes include, but are not limited to, new indications for use; the use of a different facility or establishment to manufacture, process or package the device; changes in manufacturing methods or quality control systems; changes in vendors used to supply components of the device; changes in performance or design specifications; and certain labeling changes. Any such changes will require FDA approval of a PMA supplement prior to marketing of the device. There can be no assurance that the required approvals of PMA supplements for any changes will be granted on a timely basis or at all, and delays in receipt of, or failure to receive such approvals, or the loss of the approval of the PMA for either of our Cooled ThermoTherapy systems would have a material adverse effect on our business.

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

Medical device laws are also in effect in many of the countries outside of the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective, and all medical devices must now meet the Medical Device Directive standards and receive CE Mark certification. CE Mark certification involves a comprehensive Quality System program and submission of data on a product to the notified body in Europe.

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

We regularly monitor developments in laws and regulations relating to our business. We may be required to modify our agreements, operations, marketing and expansion strategies from time to time in response to changes in the statutory and regulatory environment. Although we plan to structure all of our agreements, operations, marketing and strategies in accordance with applicable law, there can be no assurance that our arrangements will not be challenged successfully or that required changes will not have a material adverse effect on operations or profitability.

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

We maintain product liability insurance policies in amounts we believe to be appropriate for our business. We evaluate our insurance requirements on an ongoing basis. There can be no assurance that product liability claims will be covered by our insurance, will not exceed our insurance coverage limits, or that any insurance will be available on commercially reasonable terms, or at all. A successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability insurance may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage could prevent or inhibit the marketing and sale of our products. A product liability claim could result in a recall of the product by the FDA and could have a material adverse effect on our reputation, business, financial condition and results of operations.

Employees

As of June 30, 2003, we employed 81 individuals on a full-time basis. We also had several part-time employees and consultants. Although we believe that we have been successful in attracting experienced and capable personnel, there can be no assurance that we will continue to attract and retain qualified personnel. None of our employees are covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Seasonality

We believe that holidays, major medical conventions and vacations taken by physicians, patients and patient families may have a seasonal impact on our sales. We are continuing to monitor and assess the impact seasonality may have on demand for our products.

Backlog

As of June 30, 2003, we maintained a minimal backlog of product orders. Our policy is to stock enough inventory to be able to ship most orders within a few days of receipt or as requested by our customers. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

Risks Related to Our Business

The occurrence of any of the following risks could harm our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of these risks materialize, the trading price of our common stock could decline, and investors may lose all or part of their investment.

We have a limited operating history and expect to continue to generate losses.

We have incurred substantial losses since our inception and, if physicians do not purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may never achieve or maintain profitable operation. We incurred a net loss of approximately $10 million for the year ended June 30, 2003, and have incurred losses of nearly $80 million since our inception. We expect to continue to incur operating losses in the near future as we invest in sales and marketing activities to increase sales, incur costs and expenses to protect our intellectual property, and fund research and development activities. We will need to increase the revenues we receive from sales of our products as a result of these operating expenses. Even if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis or that our profits will be significant enough to enable us to implement all aspects of our business plan to take advantage of business opportunities.

We have limited cash resources and may not have additional financing available to us.

We used approximately $7.5 million of cash and cash equivalents on operating activities in fiscal 2003 and ended the year with approximately $4.6 million of cash, cash equivalents and available-for-sale investments. In the fourth quarter of fiscal 2003, we implemented a restructuring and cost reduction initiative that eliminated 28 positions, and vacated approximately 9,200 square feet of our leased facility that we intend to sublet. We believe that these actions will result in a reduction of annual operating expenses of approximately 20 percent from fiscal 2003 levels. Although we expect to continue to use existing cash resources to fund our operations in the near future, we believe these actions will reduce the amount of cash used. As a result, we believe our $4.6 million in cash, cash equivalents and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resource needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Our products may not achieve market acceptance, which could limit our future revenue.

Physicians will not recommend Cooled ThermoTherapy procedures unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the Cooled ThermoTherapy procedure compared with other therapies. Patient acceptance of the Cooled ThermoTherapy procedure also will depend upon the ability of physicians to educate these patients on their treatment choices. Health care payer acceptance of our procedure will require, among other things, evidence of the cost effectiveness of Cooled ThermoTherapy compared with other BPH therapies. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community. If our Cooled ThermoTherapy procedure is not accepted by physicians, patients or payers, or is accepted more slowly than expected, we may never operate profitably.

Third- party reimbursement is critical to market acceptance of our products.

Our future revenues are subject to uncertainties regarding health care reimbursement and reform. In the United States, health care providers, such as hospitals and physicians, generally rely on third-party payers.

Third-party reimbursement is dependent upon decisions by the CMS, contract Medicare carriers, individual managed care organizations, private insurers, foreign governmental health programs and other payers of health care cost. Failure to receive or maintain favorable coding, coverage and reimbursement determinations for Cooled ThermoTherapy by these organizations could discourage physicians from using our products. We may be unable to sell our products on a profitable basis if third-party payers deny coverage, provide low reimbursement rates or reduce their current levels of reimbursement.

The continuing efforts of government, insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs that could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may also result in lower prices for, or rejection of, our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available, and could have a materially adverse affect on our revenues and ability to operate profitably.

We are faced with intense competition and rapid technological and industry change.

The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as from pharmaceutical companies. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We have experienced intense price competition over the past 12 months, which resulted in a significant decrease in the average per unit sales price of our control units from fiscal 2002 to fiscal 2003. We believe that this price competition will continue among products developed in our markets and that the average per unit sales price of our control units could decline further. Our competitors may develop or market technologies and products, including drug-based treatments that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin. See “Legal Proceedings.” We are evaluating our options in conjunction with the lawsuit and are preparing for a trial on the merits of the infringement claims of the ‘929 patent, which we believe will occur early in calendar year 2004. This litigation has resulted in substantial expense and may divert our attention from implementing our business strategy.

Additional litigation against other parties may be necessary in the future to enforce our intellectual property rights, to protect our patents and trade secrets, and to determine the validity and scope of our proprietary rights. Future litigation may require us to incur substantial litigation expense and may divert substantial time and attention of our personnel. The occurrence of this litigation or the effect of an adverse determination in the current litigation or similar future litigation could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we cannot ensure that others have not developed or will not develop similar products or manufacturing processes, duplicate any of our products or manufacturing processes, or design around any of our patents.

We depend upon our Cooled ThermoTherapy systems for all of our revenues.

All of our revenues are derived from sales of our Cooled ThermoTherapy system control units and single-use disposable treatment catheters. As a result, our success is solely dependent upon the success of our Cooled ThermoTherapy systems. To date, our Cooled ThermoTherapy systems have not received widespread market acceptance. If we are unable to commercialize the use of these systems successfully, our business, financial condition and results of operations will be materially and adversely affected.

We have limited manufacturing experience and are dependent upon a limited number of third-party suppliers to manufacture our products.

We have contracted with third parties for the production of the Prostatron product line and the Targis control unit pursuant to written supply agreements. Our current supply agreement for the production of the Prostatron control unit with EDAP continues through September 2003. At this time, we do not have plans to enter into another supply agreement for the manufacture of Prostatron control units, as we believe our current inventory of Prostatron control units combined with company-owned control units located at customer sites and current purchase commitments with EDAP will adequately support future customer requirements If, for any reason, customer demand exceeds our current projections, we could experience significant delays and expend significant resources in obtaining a new supply agreement with EDAP or another manufacturer. If, for any reason, any of our third-party manufacturers are unable or unwilling to manufacture the products for us in the future, we could incur significant delays in obtaining a substitute contract manufacturer. Also, we purchase additional components used in our products from various suppliers and rely on single sources for several components. One such component is obtained from a source that has a patent for the technology. Delays could be caused if supply of this component or other components were interrupted. These delays could be extended in certain situations in which a substitute contract manufacturer or a component substitution would require approval by the FDA of a PMA supplement. The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet customer orders for our products and harm our business.

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

To date, a majority of our revenues outside the United States has been derived from sales through third-party distributors. We expect international sales to continue to decline in fiscal 2004 from fiscal 2003, as we focus on building the United States market. Although we will continue to sell internationally through distributors, the failure of our distributors to market our products in the international markets effectively or our failure to locate and establish relationships with reputable distributors could have an adverse effect on our ability to achieve penetration of these markets and establish long-term acceptance of Cooled ThermoTherapy.

We are dependent on key personnel.

Failure to attract and retain skilled personnel could hinder our research and development as well as our sales and marketing efforts. Our future success depends to a significant degree upon the continued services of key technical and senior management personnel, including Fred B. Parks, our chairman of the board and chief executive officer. We have an employment agreement with Mr. Parks which provides that he will serve as our chairman and chief executive officer and that either of the parties may terminate Mr. Parks’ employment at any time, with or without cause. We do not have key person life insurance on Mr. Parks. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. The inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

We may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of our products in the United States or in other countries. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, government regulations may be established that could prevent, delay, modify or rescind regulatory approval of our products. Any such position or change of position by the FDA may adversely impact our business and financial condition. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed in the United States or in other countries. In addition to obtaining such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. The FDA prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. We may not be able to obtain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition. In addition, the health care industry in the United States is generally subject to fundamental change due to regulatory, as well as political, influences. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include controls on health care spending through limitations on the growth of private purchasing groups and price controls. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

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

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. While we believe that we are reasonably insured against these risks, we may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Currently, we maintain product liability insurance in amounts we deem to be reasonable. See “Product Liability and Insurance.” A product liability claim in excess of our insurance coverage would have to be paid out of cash reserves and would harm our reputation in the industry and our business.

Our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business.

The FDA and similar governmental authorities in other countries in which our products are sold have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources and harm our reputation with customers and our business.

Fluctuations in our future operating results may negatively affect the market price of our common stock.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

•	the timing, volume and pricing of customer orders for both equipment and single-use treatment catheters,

•	costs and expenses related to our effort to protect intellectual property,

•	the timing of expenditures related to sales and marketing, and research and development, and

•	product availability.

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

These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses. Furthermore, any physical expansion in facilities due to an acquisition may result in disruptions that seriously impair our business. We are not experienced in managing facilities or operations in geographically distant areas. In addition, our profitability may suffer because of acquisition-related costs, amortization costs, and potential impairment of acquired goodwill and other intangible assets. Finally, in connection with any future acquisitions, we may incur debt or issue equity securities as part or all of the consideration for the acquired company’s assets or capital stock. We may be unable to obtain sufficient additional financing on favorable terms or at all. Equity issuances would be dilutive to our existing shareholders.

Our stock price may be volatile, and a shareholder’s investment could decline in value.

Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

•	actual or anticipated variations in our operating results,

•	developments regarding government and third-party reimbursement,

•	changes in government regulation,

•	government investigation of us or our products,

•	changes in reimbursement rates or methods affecting our products,

•	developments concerning proprietary rights,

•	litigation or public concern as to the safety of our products or our competitors’ products,

•	technological innovations or new commercial products by us or our competitors,

•	investor perception of us and our industry

•	general economic and market conditions including market uncertainty,

•	national or global political events, and

•	public confidence in the securities markets and regulation by or of the securities markets.

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

Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. We have in place several anti-takeover measures that could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders. Our stock option plans contain provisions that allow for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control.” In addition, we have adopted a shareholder rights plan that would cause substantial dilution to any person or group attempting to acquire our company on terms not approved in advance by our board of directors.

The felony conviction of Arthur Andersen LLP may adversely affect its ability to satisfy claims against it.

On June 15, 2002, our former independent auditors, Arthur Andersen LLP, were convicted on federal charges of obstruction of justice arising from the government’s investigation of Enron Corp. Events arising out of the conviction may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from their provision of auditing and other services to us, including claims that may arise out of Arthur Andersen LLP’s audit of our financial statements for the year ended June 30, 2001 and prior years.

ITEM 2.	PROPERTIES

We lease approximately 37,000 square feet of office, manufacturing and warehouse space in a suburb of Minneapolis, Minnesota, pursuant to a lease that expires in March 2008. We believe our facilities will be sufficient to meet our current and future requirements and that additional space at or near the current location will be available at a reasonable cost if additional space is required in the future.

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

Urologix v. ProstaLund AB et al.

In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin (and by a later amended complaint) alleging that the defendants’ products infringed two United States patents that were assigned to us: U.S. Patent No. 5,234,004 (“004 Patent”) and U.S. Patent No. 5,509,929 (“929 Patent”). We sought a preliminary injunction prohibiting the manufacture, use, sale, or offer for sale of the “ProstaLund Feedback Treatment” and an unspecified amount of damages. The defendants counterclaimed, alleging that they do not infringe our patents, that our patents are invalid, that we have “marked” our products as “patented” in a manner that violates patent law, and that we engaged in inequitable conduct. The defendants are also seeking recovery of their attorneys’ fees.

In October 2002, the court issued two separate orders in this case. In an order dated October 10, 2002, the court determined that the ‘004 patent was not entitled to the benefit of an earlier filing date of a patent application and as a result was invalid. In an order dated October 16, 2002, the court denied our motion for a preliminary injunction on the ‘929 patent.

Subsequent to the court action in November 2002, in response to our request, the United States Patent and Trademark Office (“PTO”) issued an office action granting Urologix the benefit of the earlier office action on the ‘004 patent. In light of the PTO office action, we filed a motion with the court in November 2002 requesting that the court vacate the October 10, 2002, order determining the ‘004 patent was invalid. In April 2003, the court denied our motion to vacate the October 10, 2002 order.

On September 5, 2003, the court denied the defendants’ motion for summary judgment on our claims that they are directly infringing and infringing under the doctrine of equivalents, our ‘929 patent. The court, however, did grant the defendants’ motion for summary judgment on our claim of indirect infringement by inducement or contributory infringement of the ‘929 patent. We are evaluating our options in connection with the lawsuit and are preparing for a trial on the merits of the infringement claims of the ‘929 patent, which we believe will occur early in calendar year 2004. Although we believe we will prevail at trial on these claims and further, do not believe the defendants’ remaining counterclaims have merit, an adverse determination on any of these matters could have a material adverse effect on our business, financial condtion, and results of operations. In addition, any determination that we are obligated to pay the defendants’ legal fees could also have a material adverse effect on us. See “Risks Related to our Business.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol ULGX. The following table sets forth quarterly high and low last-sale prices of our common stock for the past two years.

		Quarter
Fiscal Year		First	Second	Third	Fourth
2003	High	$11.44	$5.14	$3.53	$3.21
	Low	4.00	2.27	1.78	1.78

2002	High	$22.60	$22.02	$21.35	$18.07
	Low	12.40	11.15	12.70	11.00

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

The table below presents our equity compensation plan information as of June 30, 2003:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	1,228,391	$7.44	699,316

Equity compensation plan not approved by security holders	225,000	$2.75	None
Total	1,453,391	$6.72	699,316

The “equity compensation plans approved by security holders” listed above represent shares issuable under the Urologix, Inc. 1991 Stock Option Plan, an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933. The most recent amendment to the plan, an increase of 500,000 shares, was approved by shareholders in November 2001.

The 225,000 shares listed under “equity compensation plans not approved by security holders” represent a 225,000 share option granted to Fred B. Parks, the company’s chairman and chief executive officer. The option was granted to Mr. Parks in connection with his original employment agreement dated May 21, 2003 which was superceded by an employment agreement dated September 29, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 shares began vesting over the period commencing on May 27, 2003, and ending on May 27, 2007, with 56,268 shares vesting on May 27, 2004, and 1/36th of the remaining 168,732 shares vesting on the 27th of each of the 36 months following May 27, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

	Years ended June 30,
	2003	2002	2001(1)	2000	1999
	(in thousands, except per share data)
Statements of Operations Data:
Sales	$18,775	$22,742	$15,337	$8,163	$6,110
Cost of goods sold	7,942 (2)	7,844	5,804	4,357	5,910

Gross profit	10,833	14,898	9,533	3,806	200

Costs and Expenses:
Research and development	3,675	4,073	3,533	3,614	5,106
Sales, general and administrative	15,390	12,046	10,799	8,767	10,856
Amortization of goodwill and other intangible assets	664	664 (3)	1,082	—	—
Restructuring	1,275 (4)	—	—	—	—

Total costs and expenses	21,004	16,783	15,414	12,381	15,962

Operating loss	(10,171)	(1,885)	(5,881)	(8,575)	(15,762)
Interest income, net	123	234	746	1,477	1,746

Net loss	$(10,048)	$(1,651)	$(5,135)	$(7,098)	$(14,016)

Basic and Diluted:
Net loss per common share	$(0.72)	$(0.12)	$(0.40)	$(0.62)	$(1.24)
Weighted average shares used in computing net loss per share	13,915	13,810	12,760	11,514	11,346

	As of June 30,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$4,619	$12,713	$14,921	$23,598	$28,036
Working capital	3,581	14,007	14,935	23,131	28,803
Total assets	35,862	46,437	46,860	31,956	38,988
Long-term obligations	—	926	1,439	—	3
Total liabilities	6,757	7,490	7,351	3,186	3,521
Shareholders’ equity	29,105	38,947	39,509	28,770	35,467

(1)	Includes the acquisition of the Prostatron product line from EDAP on October 1, 2000.
(2)	Includes a $610,000 lower of cost or market write-down of control unit inventory and future control unit purchases.
(3)	Includes the impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001, which eliminated the systematic amortization of goodwill and other indefinite-lived intangible assets.
(4)	Includes a fourth quarter restructuring charge of $1.3 million related to a work force reduction and facilities consolidation.

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$4,464	$4,584	$4,558	$5,169
Gross profit	2,958	2,730	2,756	2,389	(1)
Net loss	(1,750)	(2,490)	(2,068)	(3,740	)(2)
Basic and diluted net loss per share	$(0.13)	$(0.18)	$(0.15)	$(0.27)

	Year Ended June 30, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$5,184	$5,257	$6,027	$6,274
Gross profit	3,346	3,446	3,913	4,193
Net loss	(733)	(470)	(95)	(353)
Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.01)	$(0.03)

(1)	Includes a $610,000 lower of cost or market write-down of control unit inventory and future control unit purchase commitments.
(2)	Includes a restructuring charge of $1.3 million related to a work force reduction and facilities consolidation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risks Related to Our Business” in Item 1. All forward-looking statements included here are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

Urologix, Inc., based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

We have developed and offer non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of BPH, a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis and Prostatron names. Both systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician’s office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH that is superior to medication without the complications and side effects inherent in surgical procedures.

We believe that third-party reimbursement is essential to the acceptance of Cooled ThermoTherapy, and that clinical efficacy, overall cost effectiveness and physician advocacy will be keys to obtaining this reimbursement. We estimate that 60 percent to 80 percent of patients who receive treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market acceptance of Cooled ThermoTherapy in the United States.

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment continues to be reimbursed approximately $500 per procedure.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2003 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $2,700, which is subject to geographic adjustment. Reimbursement rates for calendar 2004 will be published in the November 2003 edition of the Federal Register.

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (ii) satisfy additional demand for Cooled ThermoTherapy systems through the efficient use of existing systems in the field and (iii) increase market awareness of Cooled ThermoTherapy.

We expect to continue to incur operating losses as we focus on growing our revenues, continue clinical trials in support of regulatory and reimbursement approvals, and continue to invest in our effort to protect our intellectual property. Our future profitability will be dependent upon, among other factors, our success in achieving increased treatment volume and market acceptance of the Cooled ThermoTherapy procedures in the physician’s office, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in hospitals, ambulatory surgery centers and physicians’ offices and the amount of reimbursement provided.

Critical Accounting Policies

In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon acceptance by the customer. We recognize revenue from disposable product sales at the time of shipment. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use. We retain title to these control units and do not recognize any revenue on these control units until title has transferred. These programs are designed to expand our installed base, and thus expand the market for our disposable catheters. Under these programs, we generally charge a higher price for each disposable procedure kit to include the use of our Cooled ThermoTherapy system control unit by the customer. We recognize revenue on these disposable procedure kits at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we used to calculate these estimates does not properly reflect future returns, our revenues could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Inventories and Related Allowance for Excess and Obsolete Inventory

We value our inventories, consisting primarily of control units, disposable single-use procedure kits, and raw materials to produce the control units and procedure kits, at the lower of cost or market value on the first-in, first-out (“FIFO”) basis. The inventory cost includes both merchandise and freight. A periodic review of the inventory quantities on hand is performed to determine if the inventory is properly stated at the lower of cost or market. In performing this analysis we consider, at a minimum, the following factors: declines in average selling prices, reimbursement changes, and changes in demand for our products due to competitive conditions or market acceptance. Each type of inventory is analyzed to determine net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.

We also analyze the level of inventory on hand on a periodic basis, in relation to estimated customer requirements to determine whether write-downs for excess, obsolete, or slow-moving inventory are required. Any significant or unanticipated change in the factors noted above could have a significant impact on the value of our inventories and on our reported operating results.

Valuation of Long-Lived and Intangible Assets and Goodwill

In fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” and as a result, we have ceased to amortize approximately $10.2 million of goodwill and $1.1 million of trademarks. Goodwill and trademarks are tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the impairment tests are considered critical, due to the amount of goodwill and trademarks recorded on our balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.

Other intangible assets consist of developed technologies, customer base and trademarks. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible asset with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. We review the definite lived intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Results of Operations

Fiscal Years Ended June 30, 2003 and 2002

Net sales for fiscal 2003 decreased $4 million or 17 percent to $18.8 million, compared to sales of $22.7 million in the prior fiscal year. The decrease in revenue was caused by a decrease in the number of Cooled ThermoTherapy system control units sold as well as a drop in the average per unit selling price of these systems, and a decrease in the number of single-use treatment catheters sold. Sales of disposable treatment catheters accounted for approximately 88 percent of all revenue in fiscal 2003 compared to 79 percent in fiscal 2002. Both the volume of Cooled ThermoTherapy system control units sold and the sales price of these systems were affected by competitive offerings in the marketplace. In addition, the effort to expand our sales force during the first six months of fiscal 2003 limited the growth of treatment catheter sales as both sales management and our experienced sales representatives invested a significant amount of time recruiting and training new team members, which slowed work with existing customers and the effort to generate new business. The sales force has now been refocused on increasing sales to both new and existing customers. At June 30, 2003, we had an installed base of 381 Cooled ThermoTherapy system control units, including the units that are being used by customers pursuant to our evaluation and long-term use programs.

Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and treatment catheters. Cost of goods sold increased to $7.9 million in fiscal 2003 compared to $7.8 million in fiscal 2002. The increase in cost of goods sold resulted primarily from a $610,000 charge for a lower of cost or market adjustment to Cooled ThermoTherapy system control unit inventory and future control unit purchase commitments, partially offset by reduced volumes of Cooled ThermoTherapy system control units and single-use treatment catheters sold.

Gross profit as a percentage of sales decreased to 58 percent in fiscal 2003 from 66 percent in fiscal 2002, due primarily to the decrease in the average per unit selling price of our Cooled ThermoTherapy system control units and the $610,000 charge to cost of goods sold in the fourth quarter of fiscal 2003 for the lower of cost or market adjustment to Cooled ThermoTherapy system control unit inventory and future purchase commitments.

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $3.7 million in fiscal 2003 from $4.1 million in the prior fiscal year. The decrease in research and development expenses resulted from decreased expenditures on product development activities partially offset by increased clinical study activity. We expect annual research and development expenses in fiscal 2004 to decrease from fiscal 2003 levels due to the restructuring and cost saving initiatives implemented in the fourth quarter of fiscal 2003 and a decrease in the clinical trial activity related to our next generation of Cooled ThermoTherapy treatment catheters.

Sales, general and administrative expenses increased to $15.4 million in fiscal 2003 from $12 million in the prior fiscal year. The increase in expenses resulted from the expansion of our direct sales force during the first six months of fiscal 2003 and expenses related to a patent infringement suit that we filed to protect our intellectual property. We expect annual sales and marketing expenses to decrease in fiscal 2004 as we utilize our direct sales force and marketing resources more efficiently in the effort to generate awareness and acceptance of Cooled ThermoTherapy. We also expect to continue to incur significant legal expense in fiscal 2004 in connection with our litigation efforts to protect our intellectual property, but we believe that these expenses will decrease from fiscal 2003 levels.

Amortization of other intangible assets was $664,000 in fiscal 2003 as well as fiscal 2002. We expect future annual amortization expense to be consistent with fiscal 2003 and 2002 levels.

Restructuring expense for fiscal 2003 totaled $1.3 million compared to no restructuring expense in fiscal 2002. This restructuring action was initiated in May 2003 and concluded in June 2003. Approximately $1.0 million of this charge related to severance and company-paid benefit expenses associated with the elimination of 28 positions and approximately $275,000 related to vacated leased space resulting from a facility consolidation. We expect all severance and company-paid benefit payments to be completed by the fourth quarter of fiscal 2004. The lease on the vacated space continues until fiscal 2008.

Net interest income decreased to $123,000 during fiscal 2003 from $234,000 in the prior fiscal year. The decrease was attributable to lower interest income due to lower cash and investment balances partially offset by lower interest expense.

Fiscal Years Ended June 30, 2002 and 2001

Net sales for fiscal 2002 increased $7.4 million or 48 percent to $22.7 million, compared to sales of $15.3 million in the prior fiscal year. The growth in revenue was fueled primarily by a 58 percent increase in sales of single-use treatment catheters. Revenue in fiscal 2002 was also positively affected by a full year of revenue from the Prostatron product line, compared to nine months in fiscal 2001.

Cost of goods sold increased to $7.8 million in fiscal 2002 compared to $5.8 million in fiscal 2001. The increase in cost of goods sold resulted from an increase in the volume of Cooled ThermoTherapy system control units and single–use treatment catheters sold in 2002, partially offset by a reduction in the per unit production costs of our products, due to increased manufacturing efficiencies and lower product cost.

Gross profit as a percentage of sales increased to 66 percent in fiscal 2002 from 62 percent in fiscal 2001, due primarily to continued manufacturing process improvements, increased production volumes, decreased raw material costs, price reductions from key suppliers, and a continued mix shift to the sale of our higher margin single–use treatment catheters from Cooled ThermoTherapy system control unit sales.

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

Amortization of goodwill and other intangible assets decreased to $664,000 in fiscal 2002 from $1.1 million in fiscal 2001. The decrease in the amortization of goodwill and other indefinite-lived intangible assets resulted from the adoption of Financial Accounting Standard Board (FASB) Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001. These statements eliminate the pooling of interests method of accounting for business combinations and the systematic amortization of goodwill.

Net interest income decreased to $234,000 during fiscal 2002 from $746,000 in the prior fiscal year. The decrease was attributable to lower interest income due to lower cash and investment balances and lower average investment yields.

Liquidity and Capital Resources

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of June 30, 2003, we had total cash, cash equivalents and available-for-sale investments of $4.6 million and working capital of $3.6 million.

During fiscal 2003, we used cash of $7.5 million in operating activities, primarily as a result of our net loss of $10.0 million partially offset by depreciation and amortization of $1.7 million. Additionally, decreases in accounts receivable of $2.4 million and prepaids and other assets of $455,000 and an increase in accrued expenses of $626,000 were offset by an increase in inventories of $1.8 million and a decrease in accounts payable of $846,000.

Our investing activities generated $7.0 million of cash in fiscal 2003 primarily resulting from the net sale of investments of $7.3 million, offset by purchases of equipment of $280,000.

We used $355,000 of cash in financing activities during fiscal 2003 due primarily to $513,000 of payments made on capital lease obligations partially offset by $158,000 of proceeds received through the issuance of common stock.

On October 1,2000, we paid $7.6 million in cash to EDAP in connection with the acquisition of EDAP’s Cooled ThermoTherapy product line, related patents and technologies. This acquisition was funded through existing cash balances and the issuance of common stock and warrants to purchase common stock.

As part of the acquisition, we agreed to assume approximately $1.5 million in lease obligations related to control units located at customer sites within the United States and also issued a promissory note to pay EDAP $575,000, plus accrued interest at an annual rate of 6.31 percent, on December 30, 2003. Future contractual commitments, including interest, that will affect cash flows are as follows (in thousands):

	Total	Fiscal year ending June 30,
		2004	2005	2006	2007	2008
Acquired lease obligation	$375	$375	—	—	—	—
Promissory note	693	693	—	—	—	—
Building lease	1,562	311	$320	$330	$340	$261
Severance	636	636	—	—	—	—

Total	$3,266	$2,015	$320	$330	$340	$261

We have no contractual commitments beyond fiscal year 2008.

As of June 30, 2003, we had purchase commitments totaling $337,500 to EDAP for the purchase of Prostatron control units for scheduled delivery in fiscal 2004.

We expect to continue to incur additional losses, and we plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options. As of June 30, 2003, our property and equipment, net, included approximately $3 million of control units used in evaluation or long-term use programs. Depending on the growth of these programs, we may use additional capital to finance the units used by these customers.

We believe the recently completed restructuring and cost reduction initiative will allow us to reduce our annual operating expenses by approximately 20 percent from fiscal 2003 levels, while we focus on increasing sales and providing high quality support to our customers. Third party financing may also present opportunities to leverage the equipment used by our customers under evaluation and long-term use programs.

Based upon these factors, we believe our $4.6 million in cash, cash equivalents and available-for-sale investments at June 30, 2003, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents and available-for-sale investments. Our financial investment portfolio at June 30, 2003, is carried at market value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1 percent change in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

Our policy is not to enter into derivative financial instruments. We do not have any significant foreign currency exposure, since we do not generally transact business in foreign currencies. Therefore, we do not have significant overall currency exposure. In addition, we do not enter into any futures or forward contracts and, therefore, do not have significant market risk exposure with respect to commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in the Form 10-K:

Reports of Independent Public Accountants

Balance Sheets as of June 30, 2003 and 2002

Statements of Operations for the years ended June 30, 2003, 2002 and 2001

Statements of Shareholders’ Equity for the years ended June 30, 2003, 2002 and 2001

Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001

Notes to Financial Statements

Independent auditors’ report

Board of Directors and Shareholders of Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (the company) as of June 30, 2003 and 2002, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the company for the year ended June 30, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements before the revision described in Note 5 to the financial statements, in their report dated July 31, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the fiscal 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the fiscal 2001 financial statements of the company were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the company as of July 1, 2001. In our opinion, the disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review or apply any procedures to the fiscal 2001 financial statements of the company, other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 financial statements taken as a whole.

KPMG LLP

Minneapolis, Minnesota

August 5, 2003

Report of independent public accountants

To Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (a Minnesota corporation) as of June 30, 2001 and 2000, and the related statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended June 30, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Urologix, Inc.

Balance Sheets

(in thousands, except per share data)

	June 30,
	2003	2002
ASSETS
Current Assets:

Cash and cash equivalents	$727	$1,604
Available-for-sale investments	3,892	11,109
Accounts receivable, net of allowance of $365 and $483	2,129	4,554
Inventories, net	2,893	2,424
Prepaids and other current assets	697	880

Total current assets	10,338	20,571

Property and equipment:

Machinery, equipment and furniture	9,843	8,227
Less accumulated depreciation	(6,029)	(5,007)

Property and equipment, net	3,814	3,220
Other assets	2,404	2,676
Goodwill, net	10,193	10,193
Other intangible assets, net	9,113	9,777

Total assets	$35,862	$46,437

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,271	$2,117
Accrued compensation	476	686
Other accrued expenses	2,450	1,357
Current portion of lease obligation	351	513
Current portion of long-term debt	575	—
Deferred income	1,634	1,891

Total current liabilities	6,757	6,564

Long-term debt	—	575
Long-term lease obligation	—	351

Total liabilities	6,757	7,490

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 13,962 and 13,902 shares issued and outstanding	140	139
Additional paid-in capital	108,606	108,449
Accumulated deficit	(79,728)	(69,680)
Accumulated other comprehensive income	87	39

Total shareholders’ equity	29,105	38,947

Total liabilities and shareholders’ equity	$35,862	$46,437

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Operations

(in thousands, except per share data)

	For the Years Ended June 30
	2003	2002	2001
SALES	$18,775	$22,742	$15,337

COST OF GOODS SOLD	7,942	7,844	5,804

Gross profit	10,833	14,898	9,533

COSTS AND EXPENSES
Research and development	3,675	4,073	3,533
Sales, general and administrative	15,390	12,046	10,799
Amortization of goodwill and other intangible assets	664	664	1,082
Restructuring	1,275	—	—

Total costs and expenses	21,004	16,783	15,414

OPERATING LOSS	(10,171)	(1,885)	(5,881)

INTEREST INCOME	289	495	993
INTEREST EXPENSE	(166)	(261)	(247)

NET LOSS	$(10,048)	$(1,651)	$(5,135)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.72)	$(0.12)	$(0.40)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,915	13,810	12,760

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Shareholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2000	11,608	$116	$91,583	$(62,894)	$(35)	$28,770
Change in unrealized gains on investments	—	—	—	—	40	40
Net loss	—	—	—	(5,135)		(5,135)

Comprehensive loss	—	—	—	—	—	(5,095)
Value of options issued to consultants	—	—	172	—	—	172
Stock options and warrants exercised	633	6	3,663	—	—	3,669
Issuance of common stock for acquisition, net	1,365	13	11,896	—	—	11,909
Common shares issued under employee stock purchase plan	24	1	83	—	—	84

Balance, June 30, 2001	13,630	$136	$107,397	$(68,029)	$5	$39,509
Change in unrealized gains on investments	—	—	—	—	34	34
Net loss	—	—	—	(1,651)		(1,651)

Comprehensive loss	—	—	—	—	—	(1,617)
Value of options issued to consultants	—	—	34	—	—	34
Stock options exercised	266	3	958	—	—	961
Common shares issued under employee stock purchase plan	6	—	60	—	—	60

Balance, June 30, 2002	13,902	$139	$108,449	$(69,680)	$39	$38,947
Change in unrealized gains on investments	—	—	—	—	48	48
Net loss	—	—	—	(10,048)		(10,048)

Comprehensive loss	—	—	—	—	—	(10,000)
Stock options exercised	57	1	149	—	—	150
Common shares issued under employee stock purchase plan	3	—	8	—	—	8

Balance, June 30, 2003	13,962	$140	$108,606	$(79,728)	$87	$29,105

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Cash Flows

(in thousands)

	2003	2002	2001
OPERATING ACTIVITIES
Net loss	$(10,048)	$(1,651)	$(5,135)
Adjustments to reconcile net loss to net cash used for operating activities, net of effects of acquisition
Depreciation and amortization	1,686	1,432	1,725
Value of options issued to consultants	—	34	172
Provision for bad debts	58	212	137
Change in operating items
Accounts receivable	2,367	(1,568)	(1,470)
Inventories	(1,805)	(1,352)	(475)
Prepaids and other assets	455	(114)	1,919
Accounts payable	(846)	336	399
Accrued expenses and deferred income	626	76	(1,499)

Net cash used for operating activities	(7,507)	(2,595)	(4,227)

INVESTING ACTIVITIES
Purchase of property and equipment	(280)	(249)	(401)
Purchase of investments	(12,364)	(61,758)	(114,063)
Proceeds from sales or maturities of investments	19,629	65,578	122,346
Cash paid for acquisition, net of cash acquired	—	—	(7,578)

Net cash provided by investing activities	6,985	3,571	304

FINANCING ACTIVITIES
Proceeds from issuance of common stock	158	1,021	3,753
Payments made on capital lease obligations	(513)	(419)	(263)

Net cash provided by (used for) financing activities	(355)	602	3,490

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(877)	1,578	(433)

CASH AND CASH EQUIVALENTS
Beginning of year	1,604	26	459

End of year	$727	$1,604	$26

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.

Notes to Financial Statements

1. Nature of Business

Description of Operating Activities

Urologix, Inc. (Urologix or “the company”) designs, develops, manufactures and markets innovative devices for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We have developed a catheter-based therapy that uses a proprietary cooled microwave technology for the treatment of BPH. We market our products under the Targis and Prostatron names. Both systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. Although we began actively selling our products in 1997, we have not operated profitably to date, and there are no assurances that we will operate profitably in the future.

2. Significant Accounting Policies

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of 90 days or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Available-for-Sale Investments

We invest in money market funds and U.S. government and investment-grade corporate debt investments with original maturities ranging from 91 days to two years. These investments are considered to be available for sale and are stated at market value, with the resulting unrealized gains or losses reported as a component of comprehensive loss in the statements of shareholders’ equity. The gross realized gains and losses on sales of available-for-sale investments were not material for the years ended June 30, 2003, 2002 and 2001. Current available-for-sale investments are quoted at their estimated fair value based on current market quotes. Available-for-sale investments consist of the following at June 30, 2003 and 2002 (in thousands):

	2003				2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Commercial paper and cash	$0	$0	$0	$0	$76	$0	$0	$76
Corporate and government bonds	3,805	87	0	3,892	10,994	47	(8)	11,033

	$3,805	$87	$0	$3,892	$11,070	$47	$(8)	$11,109

Revenue Recognition

Revenue from the sale of Cooled ThermoTherapy system control units is recognized upon acceptance by the customer. Revenue from disposable product sales is recognized at the time of shipment. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use. We retain title to these control units and do not recognize any revenue on these control units until title has transferred. These programs are designed to expand our installed base, and thus expand the market for our disposable catheters. Under these programs, we generally charge a higher price for each disposable to include the use of our Cooled ThermoTherapy system control unit by the customer. Revenue is recognized on these disposable procedure kits at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. A provision for estimated sales returns on product sales is recorded in the same period as the related revenue is recorded.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and consist of (in thousands):

	June 30, 2003	June 30, 2002
Raw materials	$1,335	$936
Work-in-process	508	415
Finished goods	1,050	1,073

Total inventories	$2,893	$2,424

Goodwill and Other Intangible Assets

For fiscal 2001, our policy was to review goodwill and other intangible assets periodically for impairment and assess whether significant events or changes in business circumstances indicated that the carrying value of the assets might not be recoverable, based on an undiscounted cash flow analysis.

In fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” and as a result, we have ceased to amortize approximately $10.2 million of goodwill and $1.1 million of trademarks. Goodwill and trademarks are tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. We completed our fiscal 2003 assessment as of May 31, 2003, and have concluded that no impairment existed.

Other intangible assets consist of developed technologies, customer base and trademarks. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. We review the definite lived intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Property and Equipment

Property and equipment are stated at cost. Company-owned Cooled ThermoTherapy system control units located at customer sites for evaluation and long-term use programs are classified as property and equipment, valued at cost and depreciated over a useful life of four years. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over their remaining useful lives. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment and furniture. Leasehold improvements are amortized over the shorter of the useful life of the assets or term of the lease.

Other Assets

Other assets consist primarily of prepaid royalties resulting from patent licensing agreements. The agreements require us to pay a royalty on sales of equipment. Royalties are charged to expense as sales are recognized.

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

Warranty provisions and claims for the year ended June 30, 2003, were as follows (in thousands):

Twelve Months Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance
June 30, 2003	$203	$224	$(268)	$159

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have elected to follow the “disclosure only” alternative prescribed by SFAS 123, “Accounting for Stock-Based Compensation.”

Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net loss and loss per share would have been increased to the following pro forma amounts (in thousands):

	2003	2002	2001
Net loss (as reported)	$(10,048)	$(1,651)	$(5,135)
Stock-based employee compensation expense	(2,916)	(2,899)	(2,688)

Pro forma	$(12,964)	$(4,550)	$(7,823)

Basic and diluted net loss per share (as reported)	$(0.72)	$(0.12)	$(0.40)
Stock-based employee compensation expense	(0.21)	(0.21)	(0.21)

Pro forma	$(0.93)	$(0.33)	$(0.61)

The weighted average fair value of our options at the grant date was approximately $2.72 in 2003, $8.99 in 2002 and $4.76 in 2001. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	2003	2002	2001
Volatility	98.4%	83.4%	85.2%
Risk-free interest rates	1.7%	4.1%	4.8%
Expected option life	4 years	4 years	4 years
Stock dividend yield	—	—	—

Research and Development Costs

Research and development costs are charged to expense as incurred.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. As we have been in a net loss position for the fiscal years 2003, 2002 and 2001, the potential dilution from the conversion of options to common stock of 47,174; 921,772 and 1,315,779 shares as of June 30, 2003, 2002 and 2001, respectively, were not used to compute diluted loss per share, as the effect was antidilutive.

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

Recently Issued Accounting Standard

In December 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to account separately for some or all of the deliverables. (That is, there are separate units of accounting.) In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is applicable for us effective July 1, 2003, and we do not believe that it will have an impact on our current revenue recognition policy.

3. Liquidity

We had a net loss of $10 million and negative cash flow from operating activities of $7.5 million for the year ended June 30, 2003, and we ended the year with approximately $4.6 million of cash, cash equivalents and available-for-sale investments. In the fourth quarter of fiscal 2003, we implemented a restructuring initiative that eliminated 28 positions, vacated approximately 9,200 square feet of our leased facility, which we intend to sublet, and implemented additional cost reduction measures. We believe these actions will result in a reduction of annual operating expenses of approximately 20 percent from fiscal 2003 levels. We have no material commitments for capital expenditures in fiscal 2004. We believe our $4.6 million in cash, cash equivalents and available-for-sale investments, together with the funds generated from product sales will be sufficient to fund our working capital and capital resource needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

4. Acquisition of Certain Assets from EDAP

On October 1, 2000, we purchased the Prostatron Cooled ThermoTherapy product line and related patents and technologies from EDAP TMS S.A., a French corporation; EDAP Technomed, a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively EDAP). We paid total consideration of $7,988,000 in cash, and issued 1,365,000 shares of common stock and a five-year warrant to purchase 327,466 shares of Urologix common stock at a price of $7.725 per share. We also agreed to assume approximately $1.5 million in lease obligations related to equipment located at customer sites and issued a promissory note to pay EDAP on December 30, 2003, $575,000 plus accrued interest at a compound annual rate of 6.31 percent.

The statements of operations include the operating results of the acquired business beginning October 1, 2000. Unaudited pro forma results of operations for the year ended June 30, 2001, include revenue of $18.1 million, a net loss of $7.6 million or a net loss per share of $0.58 if the transaction had occurred on July 1, 2000. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on July 1, 2000, or of future results of operations.

5. Goodwill and Other Intangible Assets

As discussed in Note 2, we adopted SFAS 142 effective July 1, 2001, and determined that the developed technologies and customer base we acquired from EDAP in October 2000 would continue to be amortized over useful lives of 15 and 14 years, respectively. We ceased amortizing the acquired goodwill and trademarks, as they were determined to be indefinite-lived intangible assets. We performed an initial impairment analysis and completed an annual impairment test for goodwill and the indefinite-lived intangible assets as of May 31, 2003 and concluded no impairment existed. We expect our future annual amortization expense for acquired intangible assets to be approximately $700,000 for each of the next five fiscal years.

The statements of operations include the operating results of an acquired business beginning October 1, 2000. For illustrative purposes, the following unaudited pro forma information shows the effect as if SFAS 142 had been effective for the year ended June 30, 2001 (in thousands):

	Year Ended June 30,
	2003	2002	2001
Net loss, as reported	$(10,048)	$(1,651)	$(5,135)
Adjustment to goodwill amortization	—	—	583

Adjusted net loss	$(10,048)	$(1,651)	$(4,552)

Net loss per share, as reported	$(0.72)	$(0.12)	$(0.40)
Adjustment to goodwill amortization	—	—	0.04

Adjusted net loss per share	$(0.72)	$(0.12)	$(0.36)

Balances of acquired intangible assets were as follows (in thousands):

	As of June 30, 2003			As of June 30, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$1,375	$6,125	$7,500	$875	$6,625
Customer base	2,300	452	1,848	2,300	288	2,012

Non-amortizing intangibles and goodwill:
Goodwill	10,716	523	10,193	10,716	523	10,193
Trademarks	1,200	60	1,140	1,200	60	1,140

Total acquired intangible assets	$21,716	$2,410	$19,306	$21,716	$1,746	$19,970

6. Income Taxes

A reconciliation of our statutory tax rate to the effective rate is as follows:

	2003	2002	2001
Federal statutory rate	34%	34%	34%
State taxes, net of federal tax benefit	—	—	—
Nondeductible expenses	(0.5)	(1.9)	(0.6)
General business credits	1.0	—	—
Valuation allowance	(34.5)	(32.1)	(33.4)

	—%	—%	—%

As of June 30, 2003, we had net operating loss carryforwards of approximately $80 million for federal income tax purposes, which begin to expire in 2006. In addition, we had credit carryforwards of approximately $393,000 that begin to expire in 2006. Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions. A valuation allowance equal to the full amount of the related net deferred tax assets has been established due to the uncertainty of their realization.

The components of our deferred tax assets for the years ended June 30 are as follows (in thousands):

	2003	2002
Accrued expenses	$1,050	$678
Net operating loss carryforward	31,444	28,061
Charitable contribution carryforward	136	19
General business credits	393	288
Amortization	(1,179)	(1,021)
Depreciation	(215)	—

	31,629	28,025
Valuation allowance	(31,629)	(28,025)

Total deferred tax assets	$—	$—

7. Supplemental Cash Flow Information

Selected cash payments and non-cash activities for the years ended June 30 were as follows (in thousands):

	2003	2002	2001
Cash paid for interest	$130	$225	$220

Net transfer of inventory to property and equipment	1,336	1,131	472

Non-cash investing activities:
Equity capital issued for acquisition	—	—	$11,909
Details of acquisition:
Fair value of assets acquired	—	—	$25,425
Liabilities assumed	—	—	(4,953)
Issuance of debt	—	—	(575)
Stock issued	—	—	(11,909)

Cash paid	—	—	7,988
Less cash acquired	—	—	(410)

Net cash paid for acquisition	—	—	$7,578

8. Deferred Income

Deferred income as of June 30 consisted of the following (in thousands):

	2003	2002
Deferred royalty income	$1,445	$1,630
Deferred warranty service income	189	261

Total deferred income	$1,634	$1,891

Deferred royalty income consists of a prepaid non-exclusive license that EDAP had previously granted to a third party for the use of technologies we acquired through the acquisition of EDAP’s Cooled ThermoTherapy product line. Deferred royalty income is recognized as the greater of amounts due based on actual sales or amortization of the license fee over the remaining license period of eight years.

Deferred revenue for prepayments made to us on warranty service contracts is recognized over the contract period ranging from 12 to 36 months.

9. Restructuring Expense

In May 2003, we announced plans for an organizational restructuring that eliminated 28 positions within the company and resulted in our vacating a portion of our leased facility. All of the targeted headcount reductions were completed by June 2003, and we have reached an agreement to sublet the vacated space beginning in the second quarter of fiscal 2004. The lease term on the vacated space currently runs through fiscal 2008. All severance obligations will be paid in their entirety prior to the conclusion of fiscal 2004.

Restructuring expense activity for fiscal 2003 was as follows (in thousands):

	Severance	Lease	Total
Beginning balance	$—	$—	$—
Expense accruals	1,000	275	1,275
Cash payments	(364)	(11)	(375)

Ending balance	$636	$264	$900

10. Long-Term Debt and Lease Obligation

We assumed the long-term lease obligation for capital equipment through our acquisition of EDAP’s Cooled ThermoTherapy product line. Amounts due will be repaid in monthly installments of $54,000 including interest at a rate of approximately 22 percent through January 2004. Term debt is an unsecured $575,000 promissory note that was issued to EDAP at the time of the acquisition and accrues interest at a compound annual rate of 6.31 percent. Both the principal and accrued interest are due on December 30, 2003.

Long-term debt as of June 30 consisted of the following (in thousands):

	2003	2002
Long-term debt	$575	$575
Less current portion	(575)	—
Long-term lease obligation	351	864
Less current portion	(351)	(513)

Total long-term debt	$—	$926

11. Stock Options

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of June 30, 2003, we had reserved 3,450,910 shares of common stock under this plan, and 699,316 shares were available for future grants. Options expire seven to ten years from the date of grant and are subject to varying vesting schedules. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. The options are immediately exercisable on the date of grant and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the company.

In addition to the stock option plan described above, Fred B. Parks, the company’s chairman and chief executive officer, received a 225,000 share option grant in connection with his original employment agreement dated May 21, 2003 which was superceded by an employment agreement dated September 29, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 shares began vesting over the period commencing on May 27, 2003, and ending on May 27, 2007, with 56,268 shares vesting on May 27, 2004, and 1/36th of the remaining 168,732 shares vesting on the 27th of each of the 36 months following May 27, 2004.

The following tables summarize our option activity:

	2003		2002		2001
	Number of Options	Weighted - Avg. Exercise Price Per Option	Number of Options	Weighted - Avg. Exercise Price Per Option	Number of Options	Weighted - Avg. Exercise Price Per Option
Outstanding, beginning of year	1,676,091	$8.06	1,605,670	$4.75	1,573,644	$3.72
Options granted	923,335	$4.06	612,675	$14.04	469,593	$7.31
Options canceled	(1,088,959)	$6.75	(275,779)	$6.49	(132,425)	$3.86
Options exercised	(57,076)	$2.62	(266,475)	$3.65	(305,142)	$3.74

Outstanding, end of year	1,453,391	$6.72	1,676,091	$8.06	1,605,670	$4.75

Range of Exercise Prices		Outstanding as of June 30, 2003	Weighted-avg. Remaining Contractual Life	Weighted-avg. Exercise Price	Exercisable as of June 30, 2003	Weighted-avg. Exercise Price
$ —	$2.43	16,050	4.8	$1.66	10,550	$1.42
$ 2.44	$4.86	884,689	8.3	$3.77	221,764	$3.67
$ 4.87	$7.29	149,502	6.0	$5.57	54,152	$5.98
$ 7.30	$9.72	48,438	6.5	$8.85	38,164	$9.06
$ 9.73	$12.15	12,500	7.5	$12.13	12,500	$12.13
$12.16	$14.58	245,500	5.2	$13.81	102,625	$13.81
$14.59	$17.01	72,000	7.0	$15.68	63,291	$15.72
$17.02	$19.44	14,712	7.0	$17.87	7,895	$18.22
$19.45	$21.87	10,000	7.6	$20.28	5,832	$20.28

		1,453,391	7.3	$6.72	516,773	$8.37

Employee Stock Purchase Plan

We established an Employee Stock Purchase Plan (the Plan) and have reserved 100,000 common shares for issuance under the plan. Under the terms of the plan, employees may purchase common shares at prices to be determined by the company’s board of directors, ranging from 85 percent to 100 percent of the shares’ fair market value. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10 percent of the participant’s base pay, as defined. As of June 30, 2003, 88,098 shares have been issued under the plan since inception for gross proceeds of $404,727.

12. Commitments and Contingencies

401(k) Plan

The company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to IRS allowed limits. Company matching contributions are discretionary, and none have been made to date.

Leases

The company leases its facility and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2008. Rent expense related to operating leases was approximately $309,000, $297,000 and $280,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Future minimum annual lease commitments under noncancelable operating leases with initial terms of one year or more are $311,000 in fiscal 2004, $320,000 in fiscal 2005, $330,000 in fiscal 2006, $340,000 in fiscal 2007 and $261,000 in fiscal 2008.

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

Our current supply agreement for the production of the Prostatron control unit with EDAP continues through September 2003. At this time, we do not have plans to enter into another supply agreement for the manufacture of Prostatron control units, as we believe our current inventory of Prostatron control units combined with company owned control units located at customer sites and current purchase commitments with EDAP will adequately support future customer requirements If, for any reason, customer demand exceeds our current projections, we could experience significant delays and expend significant resources in obtaining a new supply agreement with EDAP or another manufacturer.

Contingencies

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

In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin (and by a later amended complaint) alleging that the defendants’ products infringed two United States patents that were assigned to us: U.S. Patent No. 5,234,004 (“004 Patent”) and U.S. Patent No. 5,509,929 (“929 Patent”). We sought a preliminary injunction prohibiting the manufacture, use, sale or offer for sale of the “ProstaLund Feedback Treatment” and an unspecified amount of damages. The defendants counterclaimed, alleging that they do not infringe our patents, that our patents are invalid, that we have “marked” our products as “patented” in a manner that violates patent law and that we have engaged in inequitable conduct. The defendants are also seeking recovery of their attorneys’ fees.

In October 2002, the court issued two separate orders in this case. In an order dated October 10, 2002, the court determined that the ‘004 patent was not entitled to the benefit of an earlier filing date of a patent application and as a result was invalid. In an order dated October 16, 2002, the court denied our motion for a preliminary injunction on the ‘929 patent.

Subsequent to the court action in November 2002, in response to our request, the United States Patent and Trademark Office (“PTO”) issued an office action granting Urologix the benefit of the earlier office action on the ‘004 patent. In light of the PTO office action, we filed a motion with the court in November 2002 requesting that the court vacate the October 10, 2002 order determining the ‘004 patent was invalid. In April 2003, the court denied our motion to vacate the October 10, 2002 order.

On September 5, 2003, the court denied the defendants’ motion for summary judgment on our claims that they are directly infringing and infringing under the doctrine of equivalents, our ‘929 patent. The Court, however, did grant the defendants’ motion for summary judgment on our claim of indirect infringement by inducement or contributory infringement of the ‘929 patent. We are evaluating our options in connection with the lawsuit and are preparing for a trial on the merits of the infringement claims of the ‘929 patent, which we believe will occur early in calendar year 2004. Although we believe we will prevail at trial on these claims and further, do not believe the defendants’ remaining counterclaims have merit, an adverse determination on any of these matters could have a material adverse effect on our business, financial condition, and results of operations. In addition, any determination that we are obligated to pay the defendants’ legal fees could also have a material adverse effect on us.

13. Geographic Segment Data

Our business activities include the design, development, marketing and sales of Cooled ThermoTherapy products and have been organized into one operating segment. Our domestic operations primarily consist of product development, sales and marketing. Our foreign operations consist of a network of distributors. There are no long-lived assets located outside of the United States. Revenue is attributed to geographic areas based on the location of the customers.

Revenue by geographic area for the years ended June 30 is as follows (in thousands):

	2003	2002	2001
United States	$18,089	$21,121	$13,574
Europe	419	673	687
Asia	267	948	1,076

Total	$18,775	$22,742	$15,337

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Previous independent accountants

(i)	On May 14, 2002, the company’s Audit Committee approved the dismissal of the company’s independent public accountant, Arthur Andersen LLP.

(ii)	No reports by Arthur Andersen LLP within the last two years have contained an adverse opinion or a disclaimer of opinion, or have been qualified or modified as to uncertainty, audit scope or accounting principle.

(iii)	During the company’s two most recent fiscal years and all interim periods preceding the dismissal, there were no disagreements between the company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

(iv)	Within the last two most recent fiscal years and all subsequent interim periods and to the date of dismissal, there were no reportable events with respect to Arthur Andersen LLP as that term is described in Item 304 of Regulation S-K.

(v)	Within the last two most recent fiscal years or all subsequent interim periods and to the date of dismissal, there have been no “reportable events” with respect to Arthur Andersen LLP as that term is described in Item 304 of Regulation S-K.

(b)	New independent accountants

On May 14, 2002, the company selected and engaged KPMG LLP as its independent public accountant.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The company’s chairman and chief executive officer, Mr. Fred B. Parks, and vice president of finance and controller, Todd E. Paulson, have evaluated the company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the company is made known to them by others within the company.

(b)	Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to affect materially, the registrant’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in the sections “Election of Directors,” “Executive Officers of the company” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the company’s proxy statement for the 2003 Annual Meeting of Shareholders (the 2003 Proxy Statement), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is contained in the sections entitled “Executive Compensation and Other Information,” “Compensation of Directors” and “Employment and Change in Control Agreements” in the company’s 2003 proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the section entitled “Security Ownership of Principal Shareholders and Management” in the company’s 2003 proxy statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not yet applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report

(1)	Financial Statements. The financial statements of the company are listed in Item 8 of this Form 10-K.

(2)	Financial Statement Schedules for years ended June 30, 2003, 2002 and 2001. No financial statement schedules are required with this Form 10-K.

(3)	Exhibits.

Exhibit Number	Document	Incorporated by Reference To:

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 of the company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of the company	Attached hereto.

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the company’s Registration Statement on Form 8-A (File No. 000-28414) filed on January 16, 1997 (the “1997 Registration Statement”)

4.2	Form of Rights Agreement dated January 14, 1997, between Urologix, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent	Exhibit 1 of the company’s 1997 Registration Statement.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan	Exhibit 4.1 of the company’s Registration Statement on Form S-8 (File No. 333-82854) filed on February 15, 2002.

10.2	Lease Agreement dated January 20, 1992, between the company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995	Exhibit 10.5 of the company’s 1996 Registration Statement.

10.3	** Asset Purchase Agreement dated October 1, 2001, among the company, EDAP TMS S.A., Technomed Medical Systems S.A., and EDAP Technomed Inc.	Exhibit 10.1 of the company’s Current Report on Form 8-K dated October 1, 2000.

10.4	* Form of Change In Control Agreement between the company and its Executive Officers executed during the fiscal year ended June 30, 2001	Exhibit 10.6 of the company’s Annual Report on Form 10-K for the year ended June 30, 2001.

10.5	* Letter between Urologix, Inc. and Fred B. Parks dated September 29, 2003	Attached hereto.

10.6	* Stock Option Agreement with grant date of May 27, 2003, between the company and Fred B. Parks	Attached hereto.

10.7	* Letter between Urologix, Inc. and Michael M. Selzer, Jr. dated May 23, 2003	Attached hereto.

10.8	* Letter between Urologix, Inc. and Christopher Geyen dated May 23, 2003	Attached hereto.

10.9	Amendment of Lease Agreement dated October 4, 2002 between Parkers Lake I Realty Corp. and the company	Attached hereto.

10.10	Sublease Agreement dated August 14, 2003 between the company and Incisive Surgical, Inc., including amendment thereto dated August 14, 2003.	Attached hereto.

23.1	Consent of KPMG LLP	Attached hereto.

31.1	Certification of Chief Executive Officer pursuant	Attached hereto.

to Rules 13a-14 and 15d-14 of the Exchange Act

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act	Attached hereto.

32	Certification pursuant to 18 U.S.C. § 1350	Attached hereto.

*	Indicates a management contract or compensatory plan or arrangement.
**	Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

(b)	Reports on Form 8-K The company furnished a Form 8-K dated April 24, 2003, during the last quarter covered by this annual report reporting under Items 7, 9 and 12 certain information regarding the company’s results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROLOGIX, INC.

By:	/s/ Fred B. Parks
Fred B. Parks, Chairman and Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints Fred B. Parks and Todd E. Paulson, and each of them his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities indicated on September 29, 2003.

Signature	Title
/s/ Fred B. Parks	Chairman of the Board and Chief Executive Officer (Principal executive officer)
Fred B. Parks

/s/ Todd E. Paulson	Vice President, Finance and Controller (Principal accounting officer)
Todd E. Paulson

/s/ Mitchell Dann	Director
Mitchell Dann

/s/ Susan Bartlett Foote	Director
Susan Bartlett Foote

/s/ Bobby I. Griffin	Director
Bobby I. Griffin

/s/ Daniel Starks	Director
Daniel Starks