Form 10-Q
period 2003-09-30
UROLOGIX INC
filed 2003-11-14
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to

Commission File Number 0-28414

UROLOGIX, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1697237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14405 21st Avenue North, Minneapolis, MN 55447

(Address of principal executive offices)

Registrant’s telephone number, including area code: (763) 475-1400

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of November 7, 2003, the Company had outstanding 13,966,421 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	September 30, 2003	June 30, 2003
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$576	$727
Available-for-sale investments	3,296	3,892
Accounts receivable, net of allowance of $370 and $365	2,406	2,129
Inventories, net	2,682	2,893
Prepaids and other current assets	507	697

Total current assets	9,467	10,338

Property and equipment:
Machinery, equipment and furniture	9,955	9,843
Less accumulated depreciation	(6,302)	(6,029)

Property and equipment, net	3,653	3,814
Other assets	2,330	2,404
Goodwill, net	10,193	10,193
Other intangible assets, net	8,947	9,113

Total assets	$34,590	$35,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,118	$1,271
Accrued compensation	451	476
Other accrued expenses	2,101	2,450
Current portion of lease obligation	208	351
Current portion of long-term debt	575	575
Deferred income	1,539	1,634

Total current liabilities	5,992	6,757

COMMITMENTS AND CONTINGENCIES (Note 11)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 13,966 and 13,962 shares issued and outstanding	140	140
Additional paid-in capital	108,618	108,606
Accumulated deficit	(80,218)	(79,728)
Accumulated other comprehensive income	58	87

Total shareholders’ equity	28,598	29,105

Total liabilities and shareholders’ equity	$34,590	$35,862

(*)	The Balance Sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Sales	$5,061	$4,464
Cost of goods sold	1,982	1,506

Gross profit	3,079	2,958

Costs and expenses:
Selling, general and administrative	2,825	3,639
Research and development	584	974
Amortization of intangible assets	166	166

Total costs and expenses	3,575	4,779

Operating loss	(496)	(1,821)
Interest income, net	6	71

Net loss	$(490)	$(1,750)

Basic and diluted net loss per common share	$(0.04)	$(0.13)

Basic and diluted weighted average number of common shares outstanding	13,965	13,910

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Operating Activities:
Net loss	($490)	($1,750)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	439	477
Provision for bad debts	25	26
Change in operating items:
Accounts receivable	(302)	860
Inventories	121	(1,409)
Prepaids and other assets	264	155
Accrued expenses and accounts payable	(622)	(25)

Net cash used for operating activities	(565)	(1,666)

Investing Activities:
Purchase of property and equipment, net	(22)	(58)
Proceeds from sale of available-for-sale investments, net	567	957

Net cash provided by investing activities	545	899

Financing Activities:
Payments made on capital lease obligations	(143)	(118)
Proceeds from exercise of stock options	12	55

Net cash used for financing activities	(131)	(63)

Net decrease in cash and cash equivalents	(151)	(830)
Cash and cash equivalents:
Beginning of period	727	1,604

End of period	$576	$774

Supplemental cash-flow information
Cash paid during the period for interest	$18	$42
Net transfer of inventory to property and equipment	$90	$633

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2003

(Unaudited)

1.	Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company” or “Urologix”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2003 and the statements of operations and cash flows for the three months ended September 30, 2003 and 2002, are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ annual report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

2.	New Accounting Pronouncement

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. We adopted EITF 00-21 effective July 1, 2003, and it did not have an impact on our current revenue recognition policy.

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

September 30, 2003

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

	September 30, 2003	September 30, 2002
Three Months Ended	161,120	294,118

5.	Inventories

Net inventories consisted of the following as of (in thousands):

	September 30, 2003	June 30, 2003
Raw materials	$1,676	$1,335
Work in process	371	508
Finished goods	635	1,050

Total inventories	$2,682	$2,893

6.	Other intangible assets

Other intangible assets consist of developed technologies, customer base and trademarks. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. Amortization of intangible assets was $166,000 for each of the three-month periods ended September 30, 2003 and 2002. Future annual amortization expense for acquired intangible assets is expected to be approximately $664,000 for each of the next five fiscal years.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2003

(Unaudited)

Balances of acquired intangible assets were as follows (in thousands):

	As of September 30, 2003
	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$1,500	$6,000
Customer base	2,300	493	1,807

Subtotal	9,800	1,993	7,807
Non-amortizing intangibles and goodwill:
Goodwill	10,716	523	10,193
Trademarks	1,200	60	1,140

Subtotal	11,916	583	11,333

Total acquired intangible assets	$21,716	$2,576	$19,140

7.	Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive loss represents net loss adjusted for unrealized gains (losses) on available-for-sale investments.

(In thousands)	Three Months ended September 30,
	2003	2002
Net loss	$(490)	$(1,750)
Change in net unrealized gains (losses) on available-for-sale securities	(29)	66

Comprehensive loss	$(519)	$(1,684)

8.	Warranty

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

Warranty provisions and claims for the periods ended September 30, 2003 and 2002 were as follows (in thousands):

Three Months Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance
September 30, 2003	$159	$71	($68)	$162
September 30, 2002	$203	$27	($42)	$188

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2003

(Unaudited)

9.	Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and elected to follow the “disclosure only” alternative prescribed by SFAS 123, “Accounting for Stock-Based Compensation”.

Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net loss and loss per share would have been increased to the following pro-forma amounts (in thousands, except per share data):

	Three months ended September 30,
	2003	2002
Net loss (as reported)	$(490)	$(1,750)
Stock-based employee compensation expense	(638)	(660)

Pro forma	$(1,128)	$(2,410)

Net loss per share (as reported)	$(0.04)	$(0.13)
Stock-based employee compensation expense	(0.04)	(0.04)

Pro forma	$(0.08)	$(0.17)

10.	Restructuring Expense

In May 2003, we announced plans for an organizational restructuring which eliminated 28 positions within the Company and also resulted in our vacating a portion of our leased facility. All of the targeted headcount reductions were completed by June 2003, and we have reached an agreement to sublet the vacated space beginning in the second quarter of fiscal 2004. The lease term on the vacated space currently runs through fiscal 2008. All severance obligations will be paid in their entirety prior to the conclusion of fiscal 2004.

Restructuring expense activity for three-month period ended September 30, 2003 was as follows (in thousands):

	Severance	Lease	Total
Beginning balance	$636	$264	$900
Expense accruals	—	—	—
Cash payments	(319)	(49)	(368)

Ending balance	$317	$215	$532

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2003

(Unaudited)

11.	Legal Proceedings

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

Subsequent to the Court Action in November 2002, in response to our request, the United States Patent and Trademark Office (“PTO”) issued an office action granting Urologix the benefit of the earlier office action on the ‘004 patent. In light of the PTO office action, we filed a motion with the Court requesting that the Court vacate the October 10, 2002 Order determining the ‘004 patent was invalid. In April 2003, the Court denied our motion to vacate the October 10, 2002 Order.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of Urologix’ financial condition and results of operations for the three-month periods ended September 30, 2003 and 2002. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2003, which has been filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing Cooled ThermoTherapy procedures are able to obtain third-party reimbursement, changes in the reimbursement environment, market acceptance and the rate of adoption of Cooled ThermoTherapy for the treatment of benign prostatic hyperplasia (BPH) by the medical community, our ability to successfully protect our intellectual property rights, the ability of our key suppliers to provide product, the impact of competitive treatments, products and pricing, and the effectiveness of our sales and marketing organization. We caution readers not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. A detailed discussion of risks and uncertainties may be found below in “Factors That May Affect Our Future Results and The Trading Price of Our Common Stock” and in our Annual Report on Form 10-K for the year ended June 30, 2003.

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

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2003 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $2,700, which is subject to geographic adjustment. Reimbursement rates for calendar 2004 were recently published and the comparable rate is expected to be approximately $3,800 .

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

Critical Accounting Policies:

In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial statements, financial results and condition, and require complex management judgment.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. We recognize revenue from disposable product sales at the time of shipment. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use. We retain title to these control units and do not recognize any revenue on these control units until title has transferred. These programs are designed to expand our installed base, and thus expand the market for our disposable catheters. Under these programs, we generally charge a higher price for each disposable procedure kit to include the use of our Cooled ThermoTherapy system control unit by the customer. We recognize revenue on these disposable procedure kits at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we used to calculate these estimates does not properly reflect future returns, our revenues could be overstated.

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

RESULTS OF OPERATIONS

Net Sales

Net sales increased approximately 13% to $5.1 million for the three-month period ended September 30, 2003, from $4.5 million during the same period in the prior fiscal year. The increase in revenue was primarily attributable to an increase in the number of disposable procedure kits sold, partially offset by a decrease in revenue from the sale of our Cooled ThermoTherapy system control units caused by a decrease in their average per unit selling price. Sales of disposable procedure kits accounted for 93% of total revenue in the first three months of fiscal 2004, compared to 88% in the same period in fiscal 2003. At September 30, 2003, we had an installed base of 390 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and disposable procedure kits. Cost of goods sold for the three months ended September 30, 2003 increased to $2.0 million from $1.5 million during the first three months of fiscal 2003. The increase resulted primarily from the higher volume of disposable procedure kits sold in the first quarter of fiscal 2004 compared to fiscal 2003 and a $160,000 charge to cost of goods for a commitment to purchase additional control unit inventory at prices which exceed the expected future sales value. Delivery of these control units will occur in the second half of fiscal 2004.

Gross profit as a percentage of sales for the three-month period ended September 30, 2003 decreased to 61% from 66% in the three-month period ended September 30, 2002. The decrease resulted primarily from the drop in the average per unit selling price of our Cooled ThermoTherapy systems and the $160,000 charge for the commitment to purchase additional control unit inventory.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $2.8 million for the three-month period ended September 30, 2003, from $3.6 million in the same period of fiscal year 2003. The decreased expenses are primarily attributable to the organizational restructuring and workforce reduction that occurred in the fourth fiscal quarter of 2003, and a reduction in legal expenses related to the patent infringement suit we filed to protect our intellectual property.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $584,000 from $974,000 for the three-month periods ended September 30, 2003 and 2002, respectively. The decrease in expenses resulted primarily from the organizational restructuring and workforce reduction that occurred in the fourth fiscal quarter of 2003, and decreased expenditures on product development activities and clinical trial expenses.

Amortization of intangible assets

Amortization of intangible assets was $166,000 for both the three-month periods ended September 30, 2003 and 2002. The amortization of intangible assets is a result of the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000.

Net interest income

Net interest income decreased to $6,000 for the three-month period ended September 30, 2003 from $71,000 during the same period of the prior fiscal year. The decrease is primarily attributable to lower interest income due to lower cash and investment balances, partially offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of September 30, 2003, we had total cash, cash equivalents and available-for-sale investments of $3.9 million and working capital of $3.5 million.

During the three months ended September 30, 2003, we used $565,000 of cash in operating activities, primarily as a result of our net loss of $490,000, a decrease in accrued expenses and accounts payable of $622,000, and a net increase in accounts receivable of $277,000 that was partially offset by depreciation and amortization of $439,000, a decrease in prepaids and other assets of $264,000 and a decrease in inventory of $121,000.

We generated $545,000 from investing activities, resulting from the net sale of $567,000 of available-for-sale investments partially offset by the purchase of $22,000 of property and equipment. We do not expect to make significant capital expenditures during the remainder of fiscal 2004.

We used $131,000 in financing activities as a result of $143,000 of payments on capital lease obligations, offset by $12,000 from the exercise of stock options.

We expect to continue to incur additional losses. We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options. As of September 30, 2003 our property and equipment, net, included approximately $2.9 million of control units used in evaluation or long-term use programs. Depending on the growth of these programs, we may use additional capital to finance the units used by these customers.

We believe the recently completed restructuring and cost reduction initiative will enable us to reduce our annual operating expenses by approximately 20% from fiscal 2003 levels, while we focus on increasing sales and providing high quality support to our customers. Third party financing may also present opportunities for us to finance the equipment used by our customers under evaluation and long-term use programs.

Based upon these factors, we believe our $3.9 million in cash, cash equivalents, and available-for-sale investments at September 30, 2003, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs, including the $575,000 plus interest debt payment due to EDAP in December 2003, for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

We have incurred substantial losses since our inception and, if physicians do not purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may never achieve or maintain profitable operation. We incurred a net loss of $490,000 for the three months ended September 30, 2003, and have incurred losses of more than $80 million since our inception. We expect to continue to incur operating losses in the near future as we continue to invest in sales and marketing activities to increase sales, continue to incur costs and expenses to protect our intellectual property, and fund research and development activities. We will need to increase the revenues we receive from sales of our products as a result of these operating expenses. Even if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis or that our profits will be significant enough to enable us to implement all aspects of our business plan to take advantage of business opportunities.

We have limited cash resources and may not have additional financing available to us.

We used approximately $565,000 of cash and cash equivalents on operating activities in the three-month period ended September 30, 2003 and ended that period with approximately $3.9 million of cash, cash equivalents, and available-for-sale investments. In the fourth quarter of fiscal 2003, we implemented a restructuring and cost reduction initiative that eliminated 28 positions and vacated approximately 9,200 square feet of our leased facility that we have sublet. We believe that these actions will result in a reduction of annual operating expenses of approximately 20% from fiscal 2003 levels. Although we expect to continue to use existing cash resources to fund our operations in the near future, we believe these actions will reduce the amount of cash used. As a result, we believe our $3.9 million in cash, cash equivalents, and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

Third-party reimbursement is dependent upon decisions by the Centers for Medicare and Medicaid Services (CMS), contract Medicare carriers, individual managed care organizations, private insurers, foreign governmental health programs and other payers of health care cost. Failure to receive or maintain favorable coding, coverage and reimbursement determinations for Cooled ThermoTherapy by these organizations could discourage physicians from using our products. We may be unable to sell our products on a profitable basis if third-party payers deny coverage, provide low reimbursement rates or reduce their current levels of reimbursement.

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

The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as from pharmaceutical companies. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We have experienced intense price competition over the past 15 months which resulted in a significant decrease in the average per unit sales price of our control units. We believe that this price competition will continue among products developed in our markets and that the average per unit sales price of our control units could decline further. Our competitors may develop or market technologies and products, including drug-based treatments that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

We have contracted with third parties for the production of the Prostatron product line and the Targis control unit pursuant to written supply agreements. Our supply agreement for the production of the Prostatron control unit with EDAP ended on October 1, 2003. At this time, we do not have plans to enter into another supply agreement for the manufacture of Prostatron control units, as we believe our current inventory of Prostatron control units combined with Company owned control units located at customer sites and current purchase commitments with EDAP will adequately support future customer requirements If, for any reason, customer demand exceeds our current projections, we could experience significant delays and expend significant resources in obtaining a new supply agreement with EDAP or another manufacturer. If, for any reason, any of our third-party manufacturers are unable or unwilling to manufacture the products for us in the future, we could incur significant delays in obtaining a substitute contract manufacturer. Also, we purchase additional components used in our products from various suppliers and rely on single sources for several components. One such component is obtained from a source that has a patent for the technology. Delays could be caused if supply of this component or other components were interrupted. These delays could be extended in certain situations in which a substitute contract manufacturer or a component substitution would require approval by the FDA of a PMA supplement. The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet customer orders for our products and harm our business.

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

We are dependent on key personnel.

Failure to attract and retain skilled personnel could hinder our research and development as well as our sales and marketing efforts. Our future success depends to a significant degree upon the continued services of key technical and senior management personnel, including Fred B. Parks, our Chairman of the Board and Chief Executive Officer. We have an employment agreement with Mr. Parks that provides that Mr. Parks will serve as our Chairman and Chief Executive Officer and that either party may terminate Mr. Parks employment at any time with or without cause. If we terminate Mr. Parks’ employment without cause, however, we would be required to make him specified payments as described in his employment agreement. We do not have key person life insurance on Mr. Parks. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

The FDA and similar governmental authorities in other countries in which our products are sold, have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources and harm our reputation with customers and our business.

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

Our stock price may be volatile and a shareholder’s investment could decline in value.

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

Certain provisions of our articles of incorporation and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. We have in place several anti-takeover measures that could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders. Our stock option plans contain provisions that allow for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control.” In addition, we have adopted a shareholder rights plan that would cause substantial dilution to any person or group attempting to acquire our Company on terms not approved in advance by our board of directors.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents. The fair value of our financial investment portfolio at September 30, 2003, approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates for the issues contained in the investment portfolio and was not materially different from the September 30, 2003 carrying value. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Fred B. Parks, and Vice President, Finance and Controller, Todd E. Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Subsequent to the Court Action in November 2002, in response to our request, the United States Patent and Trademark Office (“PTO”) issued an office action granting Urologix the benefit of the earlier office action on the ‘004 patent. In light of the PTO office action, we filed a motion with the Court requesting that the Court vacate the October 10, 2002 Order determining the ‘004 patent was invalid. In April 2003, the Court denied our motion to vacate the October 10, 2002 Order.

On September 5, 2003, the Court denied the defendants’ motion for summary judgement on our claims that they are directly infringing and infringing under the doctrine of equivalents, our ‘929 patent. The Court, however, did grant the defendants’ motion for summary judgement on our claim of indirect infringement by inducement or contributory infringement of the ‘929 patent. We are evaluating our options in connection with the lawsuit and are preparing for a trial on the merits of the infringement claims of the ‘929 patent, which we believe will occur early in calendar year 2004. Although we believe we will prevail at trial on these claims and further, do not believe the defendants’ remaining counterclaims have merit, an adverse determination on any of these matters could have a material adverse effect on our business, financial condition, and results of operations. In addition, any determination that we are obligated to pay the defendants’ legal fees could also have a material adverse effect on us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10.11 Letter between Urologix, inc. and Fred B. Parks dated September 29, 2003, as amended and restated.

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Vice President of Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

(b)	Report on Form 8-K

a.	On August 6, 2003, the Company furnished a Form 8-K reporting under Items 7 and 12 information regarding the Company’s results of operations for the quarter and fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 14, 2003

Urologix, Inc. (Registrant)

/s/ Fred B. Parks.

Fred B. Parks Chairman and Chief Executive Officer (Duly Authorized Officer)

/s/ Todd E. Paulson

Todd E. Paulson Vice President, Finance and Controller (Principal Financial Officer)