Form 10-Q
period 2003-12-31
UROLOGIX INC
filed 2004-02-17
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Yes ☒ No ☐

As of January 30, 2004, the Company had outstanding 14,018,659 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2003	June 30, 2003
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$885	$727
Available-for-sale investments	3,064	3,892
Accounts receivable, net of allowance of $369 and $365	2,220	2,129
Inventories	2,784	2,893
Prepaids and other current assets	398	697

Total current assets	9,351	10,338

Property and equipment:
Machinery, equipment and furniture	9,772	9,843
Less accumulated depreciation	(6,516)	(6,029)

Property and equipment, net	3,256	3,814
Other assets	2,248	2,404
Goodwill, net	10,193	10,193
Other intangible assets, net	8,781	9,113

Total assets	$33,829	$35,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$976	$1,271
Accrued compensation	1,022	476
Other accrued expenses	1,662	2,450
Current portion of lease obligation	55	351
Current portion of long-term debt	165	575
Deferred income	1,441	1,634

Total current liabilities	5,321	6,757

COMMITMENTS AND CONTINGENCIES (Note 11)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,004 and 13,962 shares issued and outstanding	140	140
Additional paid-in capital	108,752	108,606
Accumulated deficit	(80,425)	(79,728)
Accumulated other comprehensive income	41	87

Total shareholders’ equity	28,508	29,105

Total liabilities and shareholders’ equity	$33,829	$35,862

(*)	The Balance Sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Sales	$5,619	$4,584	$10,680	$9,048
Cost of goods sold	2,064	1,854	4,046	3,360

Gross profit	3,555	2,730	6,634	5,688

Costs and expenses:
Selling, general and administrative	3,147	4,131	5,972	7,770
Research and development	631	963	1,215	1,937
Amortization of intangible assets	166	166	332	332
Restructuring	(175)	—	(175)	—

Total costs and expenses	3,769	5,260	7,344	10,039

Operating loss	(214)	(2,530)	(710)	(4,351)
Interest income, net	7	40	13	111

Net loss	$(207)	$(2,490)	$(697)	$(4,240)

Basic and diluted net loss per common share	$(0.01)	$(0.18)	$(0.05)	$(0.30)

Basic and diluted weighted average number of common shares outstanding	13,985	13,916	13,975	13,913

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2003	2002
Operating Activities:
Net loss	($697)	($4,240)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	819	905
Provision for bad debts	47	49
Change in operating items:
Accounts receivable	(138)	1,609
Inventories	223	(3,497)
Prepaids and other assets	455	265
Accounts payable	(295)	613
Accrued expenses and deferred income	(435)	(312)

Net cash used for operating activities	(21)	(4,608)

Investing Activities:
Purchase of property and equipment, net	(43)	(177)
Proceeds from sale of available-for-sale investments, net	782	3,653

Net cash provided by investing activities	739	3,476

Financing Activities:
Payments made on capital lease obligations	(296)	(243)
Payments made on term debt	(410)	—
Proceeds from exercise of stock options	146	55

Net cash used for financing activities	(560)	(188)

Net increase (decrease) in cash and cash equivalents	158	(1,320)
Cash and cash equivalents:
Beginning of period	727	1,604

End of period	$885	$284

Supplemental cash-flow information
Cash paid during the period for interest	$156	$78
Net transfer of inventory to / (from) property and equipment	$(114)	$1,016

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2003

(Unaudited)

1.	Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company” or “Urologix”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2003, the statements of operations for the three and six months ended December 31, 2003 and 2002, and the statements of cash flows for the six months ended December 31, 2003 and 2002, are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K for the year ended June 30, 2003.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

2.	New Accounting Pronouncement

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. We adopted EITF 00-21 effective July 1, 2003, and it did not have an impact on our revenue recognition policy.

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

December 31, 2003

(Unaudited)

4.	Basic and diluted net loss per share

Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. The following table summarizes the common stock equivalents that result from stock options and were excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

	December 31, 2003	December 31, 2002
Three Months Ended	436,884	45,720
Six Months Ended	277,639	162,163

5.	Inventories

Inventories consisted of the following as of (in thousands):

	December 31, 2003	June 30, 2003
Raw materials	$1,689	$1,335
Work in process	413	508
Finished goods	682	1,050

Total inventories	$2,784	$2,893

6.	Other intangible assets

Other intangible assets consist of developed technologies, customer base and trademarks. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. Amortization of intangible assets was $166,000 and $332,000 for the three month and six month periods ended December 31, 2003. Future annual amortization expense for acquired intangible assets is expected to be approximately $664,000 for each of the next five fiscal years.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2003

(Unaudited)

Balances of acquired intangible assets were as follows (in thousands):

	As of December 31, 2003
	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$1,625	$5,875
Customer base	2,300	534	1,766

Subtotal	9,800	2,159	7,641
Non-amortizing intangibles and goodwill:
Goodwill	10,716	523	10,193
Trademarks	1,200	60	1,140

Subtotal	11,916	583	11,333

Total acquired intangible assets	$21,716	$2,742	$18,974

7.	Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive loss is as follows (in thousands):

	Three Months ended December 31,		Six Months ended December 31,
	2003	2002	2003	2002
Net loss	$(207)	$(2,490)	$(697)	$(4,240)
Change in net unrealized gains on available-for-sale securities	(17)	(18)	(46)	48

Comprehensive loss	$(224)	$(2,508)	$(743)	$(4,192)

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2003

(Unaudited)

8.	Warranty

Some of our products are covered by warranties against defects in material and workmanship for periods of up to twenty-four months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs to sales, the historical length of time between the sale and resulting warranty claim and other factors.

Warranty provisions and claims for the six month periods ended December 31, 2003 and 2002 were as follows (in thousands):

	Beginning Balance at July 1	Warranty Provisions	Warranty Claims	Ending Balance at December 31
2003	$159	$127	($72)	$214
2002	$203	$93	($124)	$172

9.	Stock-Based Compensation

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

Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net loss and loss per share would have been increased to the following pro-forma amounts (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Net loss, as reported	$(207)	$(2,490)	$(697)	$(4,240)
Total stock-based employee compensation expense determined under fair value based methods	(655)	(705)	(1,293)	(1,365)

Pro forma net loss	$(862)	$(3,195)	$(1,990)	$(5,605)

Net loss per share:

Basic and diluted—as reported	$(0.01)	$(0.18)	$(0.05)	$(0.30)

Basic and diluted—pro forma	$(0.06)	$(0.23)	$(0.14)	$(0.40)

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2003

(Unaudited)

10.	Restructuring Expense

In May 2003, we announced plans for an organizational restructuring which eliminated 28 positions within the Company and also resulted in our vacating a portion of our leased facility. All of the targeted headcount reductions were completed by June 2003, and we reached an agreement to sublet the vacated space beginning in the second quarter of fiscal 2004. During the second quarter of fiscal 2004, our severance obligations were reduced by approximately $175,000 and as such, an adjustment to the restructuring liability was recorded. As of December 31, 2003, all salary related severance obligations have been paid and the remaining severance liability relates primarily to outplacement and benefit related expenses. All of the remaining severance obligations will be paid prior to the conclusion of fiscal 2004. The lease term on the vacated space currently runs through fiscal 2008.

Restructuring expense activity for six month period ended December 31, 2003 was as follows (in thousands):

	Severance	Lease	Total
Beginning balance	$636	$264	$900
Expense accruals / (reversals)	(175)	—	(175)
Cash payments	(426)	(72)	(498)

Ending balance	$35	$192	$227

11.	Legal Proceedings

Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the financial position or results of operations of the Company. In addition, the Company recently settled the litigation described below.

Urologix v. ProstaLund AB et al.

In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin (and by a later amended complaint) alleging that the defendants’ products infringed two United States Patents that were assigned to us: U.S. Patent No. 5,234,004 (“004 Patent”) and U.S. Patent No. 5,509,929 (“929 Patent”). The defendants counterclaimed, alleging that they did not infringe our patents and that our patents were invalid.

In October 2002, the Court determined that the ‘004 patent was not entitled to the benefit of an earlier filing date of the patent application and as a result was invalid (“October 2002 Order”). In November 2002, in response to our request, the United States Patent and Trademark Office (“PTO”) issued an office action granting Urologix the benefit of an earlier filing date of a patent application relating to the ‘004 patent. In light of the PTO office action, we filed a motion with the Court requesting that the Court vacate the October 2002 Order. In April 2003, the Court denied our motion to vacate the October 2002 Order (“April 2003 order”).

On January 27, 2004, we entered into a settlement agreement relating to this litigation. Under the terms of the settlement, the parties will dismiss all pending legal claims against each other and we granted ProstaLund a non-exclusive, royalty-free license under the ‘004 patent, the ‘929 patent and U.S. Patent No. 5,480,417 to sell the ProstaLund transurethral microwave thermotherapy system marketed in the United States by ACMI Corporation as the CoreTherm® device. ProstaLund and ACMI Corporation also agreed to consent to a motion by us to vacate the October 2002 Order and the April 2003 Order, both of which are interlocutory Orders as to which no final judgment has been entered.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of Urologix’ financial condition and results of operations for the three and six month periods ended December 31, 2003 and 2002. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2003, which has been filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing Cooled ThermoTherapy procedures are able to obtain third-party reimbursement, changes in the reimbursement environment, market acceptance and the rate of adoption of Cooled ThermoTherapy™ for the treatment of benign prostatic hyperplasia (BPH) by the medical community, our ability to successfully protect our intellectual property rights, the ability of our key suppliers to provide product, the impact of competitive treatments, products and pricing, and the effectiveness of our sales and marketing organization. We caution readers not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. A detailed discussion of risks and uncertainties may be found below in “Factors That May Affect Our Future Results and The Trading Price of Our Common Stock” and in our Annual Report on Form 10-K for the year ended June 30, 2003.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment in the hospital continues to be reimbursed approximately $500 per procedure.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The average reimbursement rate (inclusive of the physician’s fee) for Cooled ThermoTherapy procedures performed in the urologist’s office was approximately $2,700 in calendar year 2003 and approximately $4,000 in calendar year 2004, subject to geographic adjustment.

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (ii) satisfy additional demand for Cooled ThermoTherapy through the efficient use of our installed base of Cooled ThermoTherapy control units and (iii) increase market awareness of Cooled ThermoTherapy.

Our revenues are primarily generated through the sale of our disposable treatment catheters, and to a lesser extent, sales of our Cooled ThermoTherapy system control units. We believe that continued growth in revenue from the sale of our disposable treatment catheters will be key to eventually achieving profitability and generating positive cash flow.

We may continue to incur operating losses as we focus on growing our revenues, developing new products expanding our product platform, and continuing clinical trials in support of regulatory approvals. Our future profitability will be dependent upon, among other factors, our success in achieving increased treatment volume and market acceptance of the Cooled ThermoTherapy procedures in the physician’s office, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in hospitals, ambulatory surgery centers and physicians’ offices and the amount of reimbursement provided.

We expect total fiscal year 2004 revenues to be in the range of $22.0 million to $23.0 million, a 17% to 22% increase over fiscal 2003 results. We expect net loss per share for fiscal 2004 to be in the range of $0.03 to $0.07 per share.

Critical Accounting Policies:

In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial statements, financial results and condition, and require complex management judgment.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. We recognize revenue from disposable product sales at the time of shipment. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use. We retain title to these control units and do not recognize any revenue on these control units until title has transferred. These programs are designed to provide access to our technology, and thus expand the market for our disposable catheters. Under these programs, we generally charge a higher price for each disposable procedure kit to include the use of our Cooled ThermoTherapy system control unit by the customer. We recognize revenue on these disposable procedure kits at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we used to calculate these estimates does not properly reflect future returns, our revenues could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is an estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Product Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs to sales, the historical length of time between the sale and resulting warranty claim and other factors. If actual product failure rates, material usage or repair costs differ from our estimates, we may be required to make revisions to the estimated warranty liability.

Inventories and Related Allowance for Excess and Obsolete Inventory

We value our inventories, consisting primarily of control units, disposable single-use procedure kits, and raw materials to produce the control units and procedure kits, at the lower of cost or market value on the first-in, first-out (“FIFO”) basis. The inventory cost includes both merchandise and our incoming freight costs. We perform a periodic review of the inventory quantities on hand to determine if the inventory is properly stated at the lower of cost or market. In performing this analysis we consider, at a minimum, the following factors: declines in average selling prices, reimbursement changes, and changes in demand for our products due to competitive conditions or market acceptance. Each type of inventory is analyzed to determine net realizable values. If required after our analysis, we record a provision to reduce the cost of inventories to the estimated net realizable values.

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

RESULTS OF OPERATIONS

Net Sales

Net sales increased to $5.6 million and $10.7 million for the three and six month periods ended December 31, 2003, respectively, from $4.6 million and $9.0 million during the same periods in the prior fiscal year. The increase in revenue in both the three and six month periods ended December 31, 2003 was attributable to an increase in the number of disposable procedure kits sold, partially offset by a decrease in revenue from the sale of our Cooled ThermoTherapy system control units. The decrease in control unit revenue for the first six months of fiscal 2004 was caused primarily by a decrease in the average per unit selling price of these systems. Sales of disposable procedure kits accounted for 93% of total revenue in the three month period ended December 31, 2003, compared to 84% in the same period in fiscal 2003. For the first six months of fiscal 2004, disposable procedure kits accounted for 93% of total revenue compared to 86% in the first six months of fiscal 2003. At December 31, 2003, we had an installed base of 398 Cooled ThermoTherapy system control units, including the units that are being used by customers pursuant to our evaluation and long-term use programs, compared to 337 control units at December 31, 2002.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and disposable procedure kits. Cost of goods sold for the three and six month periods ended December 31, 2003 increased to $2.1 million and $4.0 million respectively, from $1.9 million and $3.4 million for the three and six month periods ended December 31, 2002. The increase in cost of goods sold for the three month period ended December 31, 2003 compared to the prior year period, resulted primarily from a higher volume of disposable procedure kits sold partially offset by lower disposable per unit manufacturing costs. For the six month period ended December 31, 2003, cost of goods increased compared to the prior year period primarily due to an increase in the number of procedure kits sold as well as a first quarter $160,000 charge to cost of goods for a commitment to purchase additional control unit inventory at prices which exceed the expected future sales value. Delivery of these control units will occur in the second half of fiscal 2004.

Gross profit as a percentage of sales for the three-month period ended December 31, 2003 increased to 63% compared to 60% in the three-month period ended December 31, 2002. The increase resulted primarily from the increased mix of disposable procedure kit revenue partially offset by a decrease in the average per unit selling price of Cooled ThermoTherapy system control units. For the six month period ended December 31, 2003 gross profit as a percentage of sales decreased to 62%, from 63% in the same period of the prior fiscal year. The decrease resulted primarily from the drop in the average per unit selling price of our Cooled ThermoTherapy system control units and the $160,000 charge for the commitment to purchase additional control unit inventory, partially offset by the increased mix of procedure kit revenue.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $3.1 million and $6.0 million for the three and six month periods ended December 31, 2003, respectively, from $4.1 million and $7.8 million in the same periods of fiscal year 2003. The decreased expenses in both the three and six month periods are primarily attributable to the organizational restructuring and workforce reduction that occurred in the fourth fiscal quarter of 2003, and a reduction in legal expenses related to the patent infringement suit we filed to protect our intellectual property. As discussed in Part II. Other Information – Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q, in January 2004 we reached a settlement in the patent infringement suit, and as a result of the settlement, we expect litigation related expenses for the six month period ending June 30, 2004 to be less than the comparable period in the prior fiscal year.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $631,000 and $1.2 million from $963,000 and $1.9 million for three and six month periods ended December 31, 2003 and 2002, respectively. The decrease in expenses in both periods resulted primarily from the organizational restructuring and workforce reduction that occurred in the fourth fiscal quarter of 2003, and decreased expenditures on product development activities and clinical trial expenses. We expect research and development expenses for the second half of fiscal 2004 to be consistent with expense levels for the first half of fiscal 2004.

Amortization of Intangible Assets

Amortization of intangible assets was $166,000 and $332,000 for both the three and six month periods ended December 31, 2003 and 2002, respectively. The amortization of intangible assets is a result of the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000.

Restructuring Expense (Benefit)

In May 2003, we announced plans for an organizational restructuring which eliminated 28 positions within the Company and also resulted in our vacating a portion of our leased facility. During the fourth quarter of fiscal 2003 we recorded a $1.3 million restructuring charge to cover the expenses associated with these items. All of the targeted headcount reductions were completed by June 2003, and we reached an agreement to sublet the vacated space beginning in the second quarter of fiscal 2004.

During the three month period ended December 31, 2003, we recorded a $175,000 restructuring benefit, which resulted from a reduction in our severance obligations related to the May 2003 workforce reduction. As of December 31, 2003, all salary related severance obligations have been paid and the remaining severance liability relates primarily to outplacement and benefit related expenses. All of the remaining severance obligations will be paid prior to the conclusion of fiscal 2004. The lease term on the vacated space currently runs through fiscal 2008.

Net Interest Income

Net interest income decreased to $7,000 and $13,000 for the three and six month periods ended December 31, 2003 from $40,000 and $111,000 during the same periods of the prior fiscal year. The decrease is primarily attributable to lower interest income due to lower cash and investment balances, partially offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of December 31, 2003, we had total cash, cash equivalents and available-for-sale investments of $3.9 million and working capital of $4.0 million.

During the six months ended December 31, 2003, we used $21,000 of cash in operating activities. This cash usage resulted primarily from our net loss of $697,000 combined with a $295,000 reduction in accounts payable and a $435,000 reduction in accrued expenses and deferred income, partially offset by depreciation and amortization of $819,000 and reductions to prepaids and other assets and inventory of $455,000 and $223,000, respectively. The reduction in accounts payable is primarily due to payments to our attorneys for previously incurred expenses associated with the patent litigation. The change in accrued expenses and deferred income is primarily due to payments of severance and lease obligations associated with the May 2003 restructuring and a $175,000 adjustment to the restructuring reserve combined with a reduction in deferred income, partially offset by an increase in accrued compensation. Approximately $630,000 of the accrued compensation will be paid during the third quarter of fiscal 2004. The reduction in prepaids and other assets resulted primarily from the elimination of a down-payment made in the fourth quarter of fiscal 2003 for inventory that was delivered in the first quarter of fiscal 2004, and the expensing of royalties and insurance premiums which were paid in prior periods. Inventory balances decreased in the first six months of fiscal 2004 primarily due to sales of Cooled ThermoTherapy system control units and a resulting reduction in the number of control units in finished goods at December 31, 2003.

We generated $739,000 from investing activities, resulting from the net sale of $782,000 of available-for-sale investments partially offset by the purchase of $43,000 of property and equipment. We do not expect to make significant capital expenditures during the remainder of fiscal 2004.

We used $560,000 in financing activities as a result of a $410,000 debt payment to EDAP TMS S.A. (EDAP) and $296,000 of payments on capital lease obligations, partially offset by $146,000 generated from the exercise of stock options. On December 30, 2003, a final payment of $705,000, including accrued interest, was due to EDAP under a promissory note dated October 1, 2000 in the original principal amount of $575,000 issued to EDAP by us pursuant to an Asset Purchase Agreement dated the same date (the “Note”). Pursuant to the terms of the Note, on December 30, 2003 we paid EDAP $130,000 of accrued interest, $410,000 of principal, and offset $165,000 which we are reserving for future anticipated product claims.

We may continue to incur additional losses. We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options. As of December 31, 2003 our Property and Equipment, net, included approximately $2.6 million of control units used in evaluation or long-term use programs. Depending on the growth of these programs, we may use additional capital to finance the units used by these customers.

We believe the completed restructuring and cost reduction initiative will enable us to reduce our annual operating expenses by approximately 25% from fiscal 2003 levels, while we focus on increasing sales and providing high quality support to our customers. Our total costs and expenses decreased 27% from $10.0 million in the six months ended December 31, 2002 to $7.3 million in the six months ended December 31, 2003 as a result of restructuring and cost reduction measures that we implemented. Third party financing may also present opportunities for us to finance the equipment used by our customers under evaluation and long-term use programs.

Based upon these factors, as well as our financial performance for the first six months of fiscal year 2004, we believe our $3.9 million in cash, cash equivalents, and available-for-sale investments at December 31, 2003, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resource needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

We have a limited operating history and may continue to generate losses.

We have incurred substantial losses since our inception and, if physicians do not purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may never achieve or maintain profitable operation. We incurred a net loss of $697,000 for the six months ended December 31, 2003, and have incurred losses of more than $80 million since our inception. We may continue to incur operating losses in the near future as we continue to invest in sales and marketing activities to increase sales and fund research and development activities. We will need to increase the revenues we receive from sales of our products as a result of these operating expenses. Even if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis or that our profits will be significant enough to enable us to implement all aspects of our business plan to take advantage of business opportunities.

We have limited cash resources and may not have additional financing available to us.

We used approximately $21,000 of cash and cash equivalents on operating activities in the six month period ended December 31, 2003 and ended that period with approximately $3.9 million of cash, cash equivalents, and available-for-sale investments. In the fourth quarter of fiscal 2003, we implemented a restructuring and cost reduction initiative that eliminated 28 positions and vacated a portion of our leased facility that we have sublet. We believe that these actions will result in a reduction of annual operating expenses of approximately 25% from fiscal 2003 levels. Our total costs and expenses decreased 27% from $10.0 million in the six months ended December 31, 2002 to $7.3 million in the six months ended December 31, 2003 as a result of the restructuring and cost reduction measures that we implemented. Although we may continue to use existing cash resources to fund our operations in the near future, we believe these actions will reduce the amount of cash used. As a result, we believe our $3.9 million in cash, cash equivalents, and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Our products may not achieve market acceptance, which could limit our future revenue.

Physicians will not recommend Cooled ThermoTherapy procedures unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the Cooled ThermoTherapy procedure compared with other therapies. Patient acceptance of the Cooled ThermoTherapy procedure also will depend upon the ability of physicians to educate these patients on their treatment choices. Health care payer acceptance of our procedure will require, among other things, evidence of the clinical and cost effectiveness of Cooled ThermoTherapy compared to other BPH therapies. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community. If our Cooled ThermoTherapy procedure is not accepted by physicians, patients or payers, or is accepted more slowly than expected, we may never operate profitably.

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

The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as from pharmaceutical companies. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We have experienced intense price competition over the past several years which resulted in a significant decrease in the average per unit sales price of our control units. We believe that this price competition will continue among products developed in our markets and that the average per unit sales price of our control units could decline further. Our competitors may develop or market technologies and products, including drug-based treatments that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin. This litigation has been settled and we have granted ProstaLund and ACMI Corporation a non-exclusive, royalty free license under certain of our patents to sell the ProstaLund’s transurethral microwave thermotherapy system marketed in the United States by ACMI Corporation as the CoreTherm® device. See Part II. Other Information – Item 1. Legal Proceedings, for a description of the settlement.

Additional litigation against other parties may be necessary in the future to enforce our intellectual property rights, to protect our patents and trade secrets, and to determine the validity and scope of our proprietary rights. Future litigation may require us to incur substantial litigation expense and may divert substantial time and attention of our personnel. The occurrence of this litigation or the effect of an adverse determination on similar future litigation could have a material adverse effect on our business, financial condition and results of operations.

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

We have previously contracted with third parties for the production of the Prostatron product line and the Targis control unit pursuant to written supply agreements. Our supply agreement for the production of the Prostatron control unit with EDAP ended on October 1, 2003. At this time, we do not have plans to enter into another supply agreement for the manufacture of Prostatron control units, as we believe our current inventory of Prostatron control units combined with Company owned control units located at customer sites and current purchase commitments with EDAP will adequately support future customer requirements. If, for any reason, customer demand exceeds our current projections, we could experience significant delays and expend significant resources in obtaining a new supply agreement with EDAP or another manufacturer. If, for any reason, any of our third-party manufacturers are unable or unwilling to manufacture the products for us in the future, we could incur significant delays in obtaining a substitute contract manufacturer. Also, we purchase additional components used in our products from various suppliers and rely on single sources for several components. One such component is obtained from a source that has a patent for the technology. Delays could be caused if supply of this component or other components were interrupted. These delays could be extended in certain situations in which a substitute contract manufacturer or a component substitution would require approval by the FDA of a PMA supplement. The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet customer orders for our products and harm our business.

We produce the disposable treatment catheters for the Targis system and in January 2004 we began manufacturing the Targis system control unit. We have limited experience in rapidly scaling up production. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel.

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

To date, a majority of our revenues outside the United States have been derived from sales through third-party distributors. For the six month period ended December 31, 2003, international revenue declined 17% from the same period in the prior fiscal year and represented 3% of total revenue. We expect a similar reduction in international revenue in the second half of fiscal year 2004 as we continue to focus our resources on building the United States market. Although we will continue to sell internationally through distributors, the failure of our distributors to market our products in the international markets effectively or our failure to locate and establish relationships with reputable distributors could have an adverse effect on our ability to achieve penetration of these markets and establish long-term acceptance of Cooled ThermoTherapy.

We are dependent on key personnel.

Failure to attract and retain skilled personnel could hinder our research and development as well as our sales and marketing efforts. Our future success depends to a significant degree upon the continued services of key technical and senior management personnel, including Fred B. Parks, our Chairman of the Board and Chief Executive Officer. We have an employment agreement with Mr. Parks that provides that Mr. Parks will serve as our Chairman and Chief Executive Officer and that either party may terminate Mr. Parks’ employment at any time with or without cause. If we terminate Mr. Parks’ employment without cause, however, we would be required to make specified payments to him as described in his employment agreement. We do not have key person life insurance on Mr. Parks. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

Our products may be subject to problems or product recalls even after receiving FDA clearance or approval, which could harm our reputation and our business.

The FDA and similar governmental authorities in other countries in which our products are sold, have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any significant product recall could divert managerial and financial resources and harm our reputation with our customers and our business.

In December 2003, we determined that a component of one of our Cooled ThermoTherapy systems may not perform properly under certain conditions. We advised our customers who are using the affected systems of an appropriate product protocol to follow pending our implementation of a software solution that will resolve the performance issue. We will submit for FDA approval, the software update addressing the problem and expect the solution will be fully implemented by the end of March 2004.

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

As part of our strategy to commercialize our products, we may acquire one or more businesses. On October 1, 2000, we purchased the Transurethral Microwave ThermoTherapy (TUMT® or Cooled ThermoTherapy) product line and related patents and technologies from EDAP. We may not be able to integrate our business effectively with any other business we may acquire. The failure to integrate an acquired company or acquired assets into our operations may cause a drain on our financial and managerial resources, and thereby have a significant negative effect on our business and financial results.

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

Our financial instruments include cash and cash equivalents and investment securities. The fair value of our financial investment portfolio at December 31, 2003, approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates for the issues contained in the investment portfolio and was not materially different from the December 31, 2003 carrying value. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Fred B. Parks, and Vice President and Chief Financial Officer, Todd E. Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the financial position or results of operations of the Company. In addition, the Company recently settled the litigation described below.

Urologix v. ProstaLund AB et al.

In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin (and by a later amended complaint) alleging that the defendants’ products infringed two United States Patents that were assigned to us: U.S. Patent No. 5,234,004 (“004 Patent”) and U.S. Patent No. 5,509,929 (“929 Patent”). The defendants counterclaimed, alleging that they did not infringe our patents and that our patents were invalid.

In October 2002, the Court determined that the ‘004 patent was not entitled to the benefit of an earlier filing date of the patent application and as a result was invalid (“October 2002 Order”). In November 2002, in response to our request, the United States Patent and Trademark Office (“PTO”) issued an office action granting Urologix the benefit of an earlier filing date of a patent application relating to the ‘004 patent. In light of the PTO office action, we filed a motion with the Court requesting that the Court vacate the October 2002 Order. In April 2003, the Court denied our motion to vacate the October 2002 Order (“April 2003 Order”).

On January 27, 2004, we entered into a settlement agreement relating to this litigation. Under the terms of the settlement, the parties will dismiss all pending legal claims against each other and we granted ProstaLund a non-exclusive, royalty-free license under the ‘004 patent, the ‘929 patent and U.S. Patent No. 5,480,417 to sell the ProstaLund transurethral microwave thermotherapy system marketed in the United States by ACMI Corporation as the CoreTherm® device. ProstaLund and ACMI Corporation also agreed to consent to a motion by us to vacate the October 2002 Order and the April 2003 Order, both of which are interlocutory Orders as to which no final judgment has been entered.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)	Report on Form 8-K

On November 12, 2003, the Company filed a Current Report on Form 8-K dated November 11, 2003 reporting, under Items 9 and 12, the disclosure of certain information presented at its Annual Meeting of Shareholders and attaching as an exhibit a press release at Item 7.

On October 23, 2003, the Company furnished a Current Report on Form 8-K dated October 23, 2003 reporting, under Item 12, the disclosure of information regarding its results of operations for its quarter ended September 30, 2003 and attaching as an exhibit a press release at Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 17, 2004

UROLOGIX, INC.

/s/ Fred B. Parks.

Fred B. Parks Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Paulson

Todd E. Paulson Vice President and Chief Financial Officer (Principal Financial Officer)