Form 10-Q
period 2004-03-31
UROLOGIX INC
filed 2004-05-14
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

As of April 30, 2004, the Company had outstanding 14,056,815 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	March 31, 2004	June 30, 2003
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$2,748	$727
Available-for-sale investments	2,807	3,892
Accounts receivable, net of allowances of $349 and $365	2,166	2,129
Inventories	2,400	2,893
Prepaids and other current assets	351	697

Total current assets	10,472	10,338

Property and equipment:
Machinery, equipment and furniture	9,224	9,843
Less accumulated depreciation	(6,516)	(6,029)

Property and equipment, net	2,708	3,814
Other assets	2,150	2,404
Goodwill, net	10,193	10,193
Other intangible assets, net	8,615	9,113

Total assets	$34,138	$35,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$759	$1,271
Accrued compensation	903	476
Other accrued expenses	1,783	2,450
Current portion of lease obligation	—	351
Current portion of long-term debt	165	575
Deferred income	1,412	1,634

Total current liabilities	5,022	6,757

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,030 and 13,962 shares issued and outstanding	140	140
Additional paid-in capital	108,868	108,606
Accumulated deficit	(79,923)	(79,728)
Accumulated other comprehensive income	31	87

Total shareholders’ equity	29,116	29,105

Total liabilities and shareholders’ equity	$34,138	$35,862

(*)	The Balance Sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Sales	$6,668	$4,558	$17,348	$13,606
Cost of goods sold	2,366	1,802	6,412	5,162

Gross profit	4,302	2,756	10,936	8,444

Costs and expenses:
Selling, general and administrative	3,096	3,739	9,068	11,509
Research and development	559	927	1,774	2,864
Amortization of intangible assets	166	166	498	498
Restructuring	—	—	(175)	—

Total costs and expenses	3,821	4,832	11,165	14,871

Operating earnings (loss)	481	(2,076)	(229)	(6,427)
Interest income, net	21	8	34	119

Net earnings (loss)	$502	$(2,068)	$(195)	$(6,308)

Net earnings (loss) per common share - basic	$0.04	$(0.15)	$(0.01)	$(0.45)

Net earnings (loss) per common share - diluted	$0.03	$(0.15)	$(0.01)	$(0.45)

Weighted average number of shares used in basic per share calculations	14,015	13,916	13,989	13,914

Weighted average number of shares used in diluted per share calculations	14,769	13,916	13,989	13,914

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Operating Activities:
Net loss	($195)	($6,308)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,457	1,547
Provision for bad debts	17	10
Change in operating items:
Accounts receivable	(54)	2,433
Inventories	698	(3,639)
Prepaids and other assets	600	573
Accounts payable	(512)	(313)
Accrued expenses and deferred income	(462)	(248)

Net cash provided by (used for) operating activities	1,549	(5,945)

Investing Activities:
Purchase of property and equipment	(58)	(321)
Proceeds from sale of available-for-sale investments, net	1,029	5,585

Net cash provided by investing activities	971	5,264

Financing Activities:
Payments made on capital lease obligations	(351)	(375)
Payments made on term debt	(410)	—
Proceeds from exercise of stock options	262	55

Net cash used for financing activities	(499)	(320)

Net increase / (decrease) in cash and cash equivalents	2,021	(1,001)
Cash and cash equivalents:
Beginning of period	727	1,604

End of period	$2,748	$603

Supplemental cash-flow information
Cash paid during the period for interest	$157	$108
Net value of inventory transferred to / (from) property and equipment	$(205)	$1,393

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2004

(Unaudited)

1.	Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company” or “Urologix”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2004, the statements of operations for the three and nine months ended March 31, 2004 and 2003 and the statements of cash flows for the nine months ended March 31, 2004 and 2003 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2003.

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

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2004

(Unaudited)

4.	Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and have elected to follow the “disclosure only” alternative prescribed by SFAS 123, “Accounting for Stock-Based Compensation”.

Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net earnings (loss) and net earnings (loss) per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$502	$(2,068)	$(195)	$(6,308)
Total stock-based employee compensation expense determined under fair value based method	(652)	(730)	(1,945)	(2,073)

Pro forma net loss	$(150)	$(2,798)	$(2,140)	$(8,381)

Net earnings (loss) per share
Basic - as reported	$0.04	$(0.15)	$(0.01)	$(0.45)
Basic - pro forma	$(0.01)	$(0.20)	$(0.15)	$(0.60)
Diluted - as reported	$0.03	$(0.15)	$(0.01)	$(0.45)
Diluted - pro forma	$(0.01)	$(0.20)	$(0.15)	$(0.60)

5.	Basic and diluted earnings (loss) per share

Basic earnings (loss) per share was computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share was computed by dividing the net earnings by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares that result from stock options. The number of shares used in earnings per share computations are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Weighted average common shares outstanding - basic	14,015	13,916	13,989	13,914
Dilutive effect of stock options	754	—	—	—
Weighted average common shares outstanding - diluted	14,769	13,916	13,989	13,914

The dilutive effect of stock options in the above table excludes 270,000 of options for which the exercise price was higher than the average market price for the three month period ended March 31, 2004.

As a result of our net loss for the nine month period ended March 31, 2004 and the three and nine month periods ended March 31, 2003, potentially dilutive common shares from stock options of 460,000, 9,000 and 57,000, respectively, have been excluded from the calculation of diluted earnings per share for those periods as the effect would be antidilutive.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2004

(Unaudited)

6.	Inventories

Inventories consisted of the following as of (in thousands):

	March 31, 2004	June 30, 2003
Raw materials	$1,478	$1,335
Work in process	382	508
Finished goods	540	1,050

Total inventories	$2,400	$2,893

7.	Other intangible assets, net

Other intangible assets consist of developed technologies, customer base and trademarks. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. Amortization of intangible assets was $166,000 and $498,000 for the three-month and nine month periods ended March 31, 2004. Future annual amortization expense for acquired intangible assets is expected to be approximately $664,000 for each of the next five fiscal years.

Balances of other intangible assets, net, were as follows (in thousands):

	As of March 31, 2004
	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$1,750	$5,750
Customer base	2,300	575	1,725

Subtotal	$9,800	$2,325	$7,475

Non-amortizing intangibles:
Trademarks			1,140

Total other intangible assets			$8,615

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2004

(Unaudited)

8.	Comprehensive earnings (loss)

Comprehensive earnings (loss) includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive earnings (loss) are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net earnings (loss)	$502	$(2,068)	$(195)	$(6,308)
Change in net unrealized gains on available-for-sale securities	(10)	1	(56)	49

Comprehensive earnings (loss)	$492	$(2,067)	$(251)	$(6,259)

9.	Warranty

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

Warranty provisions and claims for the nine month periods ended March 31, 2004 and 2003 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1	Warranty Provisions	Warranty Claims	Ending Balance at March 31
2004	$159	$203	($127)	$235
2003	$203	$124	($183)	$144

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2004

(Unaudited)

10.	Restructuring Expense

In May 2003, we announced plans for an organizational restructuring which eliminated 28 positions within the company and also resulted in our vacating a portion of our leased facility. All of the targeted headcount reductions were completed by June 2003, and we reached an agreement to sublet the vacated space beginning in the second quarter of fiscal 2004. During the first nine months of fiscal 2004, our restructuring obligations were reduced by approximately $175,000 and, as such, an adjustment to the restructuring liability was recorded. All of the salary related severance obligations have been paid and the remaining severance liability relates primarily to outplacement related expenses. All of the remaining severance obligations will be completed prior to the conclusion of fiscal 2004. The lease term on the vacated space currently runs through fiscal 2008.

Restructuring expense activity for the nine month period ended March 31, 2004 was as follows (in thousands):

	Severance	Lease	Total
Beginning balance	$636	$264	$900
Expense accruals / (reversals)	(185)	10	(175)
Cash payments	(426)	(94)	(520)

Ending balance	$25	$180	$205

11.	Legal Proceedings

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

Urologix v. ProstaLund AB et al

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

In October 2002, the Court determined that the ‘004 patent was not entitled to the benefit of an earlier filing date of a patent application and as a result was invalid (“October 2002 Order”). In November 2002, in response to our request, the United States Patent and Trademark Office (“PTO”) issued an office action granting Urologix the benefit of an earlier filing date of a patent application relating to the ‘004 patent. In light of the PTO office action, we filed a motion with the Court requesting that the Court vacate the October 2002 Order. In April 2003, the Court denied our motion to vacate the October 2002 Order (“April 2003 Order”).

On January 27, 2004, we entered into a settlement agreement relating to this litigation. Under the terms of the settlement, the parties agreed to dismiss all pending legal claims against each other and we granted ProstaLund a non-exclusive, royalty-free license under the ‘004 patent, the ‘929 patent and U.S. Patent No. 5,480,417 to sell the ProstaLund transurethral microwave thermotherapy system marketed in the United States by ACMI Corporation as the CoreTherm® device. ProstaLund and ACMI Corporation also agreed to consent to a motion by us to vacate the October 2002 Order and the April 2003 Order, both of which are interlocutory orders as to which no final judgment had been entered. On February 11, 2004, the Court denied this motion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of Urologix’ financial condition and results of operations for the three and nine month periods ended March 31, 2004 and 2003. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2003.

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the extent to which the physicians performing Cooled ThermoTherapy procedures are able to obtain third-party reimbursement, changes in the reimbursement environment, market acceptance and the rate of adoption of Cooled ThermoTherapy for the treatment of benign prostatic hyperplasia (BPH) by the medical community, our ability to successfully protect our intellectual property rights, the ability of our key suppliers to provide product, the impact of new and existing competitive treatments, products and pricing, and the effectiveness of our sales and marketing organization. We caution readers not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. A detailed discussion of risks and uncertainties may be found below in “Factors That May Affect Our Future Results and The Trading Price of Our Common Stock” and in our Annual Report on Form 10-K for the year ended June 30, 2003.

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

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The average reimbursement rate (inclusive of the physician’s fee) for Cooled ThermoTherapy procedures performed in the urologist’s office was approximately $2,700 in calendar year 2003 and approximately $4,000 in calendar year 2004, subject to geographic adjustment. The calendar year 2004 rate became effective January 1, 2004.

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (ii) satisfy additional demand for Cooled ThermoTherapy systems through the efficient use of our installed base of Cooled ThermoTherapy system control units, and (iii) increase market awareness of Cooled ThermoTherapy.

Our revenues are primarily generated through the sale of our disposable treatment catheters, and to a lesser extent, sales of our Cooled ThermoTherapy system control units. We believe that continued growth in revenue from the sale of our disposable treatment catheters will be key to maintaining profitability and positive cash flow.

We will continue to invest and focus our resources on growing our revenues, developing new products that expand our product platform, and continuing clinical trials in support of regulatory and reimbursement approvals. Our ability to maintain profitability in the future will be dependent upon, among other factors, our success in achieving increased treatment volume and market acceptance of the Cooled ThermoTherapy procedures in the physician’s office, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in hospitals, ambulatory surgery centers and physicians’ offices and the amount of reimbursement provided.

We expect total fiscal 2004 revenues to be in the range of $23.8 million to $24.2 million, a 27% to 29% increase over fiscal 2003 revenues. We expect diluted net earnings per share for fiscal 2004 to be in the range of $0.01 to $0.03 per share.

Critical Accounting Policies:

In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial statements, financial results and condition, and require complex management judgment.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. We recognize revenue from disposable product sales at the time of shipment. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use. We retain title to these control units and do not recognize any revenue on these control units until title has transferred. These programs are designed to expand access to our technology, and thus expand the market for our disposable catheters. Under these programs, we generally charge a higher price for each disposable treatment catheter to include the use of our Cooled ThermoTherapy system control unit by the customer. We recognize revenue on these disposable treatment catheters at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we used to calculate these estimates does not properly reflect future returns, our revenues could be overstated.

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

Inventories and Related Allowance for Excess and Obsolete Inventory

We value our inventories, consisting primarily of control units, disposable single-use treatment catheters, and raw materials to produce the control units and treatment catheters, at the lower of cost or market value on the first-in, first-out (“FIFO”) basis. The inventory cost includes both merchandise and freight. A periodic review of the inventory on hand is performed to determine if the inventory is properly stated at the lower of cost or market. In performing this analysis we consider, at a minimum, the following factors: average selling prices, reimbursement changes, and changes in demand for our products due to competitive conditions or market acceptance. Each type of inventory is analyzed to determine net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.

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

RESULTS OF OPERATIONS

Net Sales

Net sales increased to $6.7 million for the three month period ended March 31, 2004, from $4.6 million during the same period of the prior fiscal year. The sales growth in the three month period ended March 31, 2004 was primarily attributable to increased sales of disposables, which accounted for over 91% of quarterly revenues, a modest increase in the average per unit selling prices of our disposables, and to a lesser extent, increased sales of Cooled ThermoTherapy system control units. We believe that our sales and marketing efforts focused on improving office based utilization through physician education on the clinical benefits of Cooled ThermoTherapy combined with the increased Medicare reimbursement rate for Cooled ThermoTherapy procedures performed in the urologist’s office, which went into effect January 1, 2004, resulted in increased interest and demand for our products during the quarter. We expect demand for our disposables to continue to increase as we continue to focus on increasing the utilization rates of our existing customers while economically providing access to our technology to new accounts through our scheduled access program and our mobile partners.

Net sales increased to $17.3 million for the nine month period ended March 31, 2004, from $13.6 million during the same period of the prior fiscal year. The increased revenues resulted from increased sales of our disposables partially offset by a decrease in revenue from the sale of Cooled ThermoTherapy system control units. Although the number of control units sold increased in the first nine months on fiscal 2004 compared to the first nine months of fiscal 2003, a decrease in the average per unit sales price of these systems more than offset the increased unit volume. Sales of disposables accounted for 92% of total revenue in the nine month period March 31, 2004, compared to 88% in the same period in fiscal 2003. At March 31, 2004, we had a domestic installed base of 414 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs, compared to an installed base of 381 units at June 30, 2003.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and disposable treatment catheters. Cost of goods sold for the three and nine month periods ended March 31, 2004 increased to $2.4 million and $6.4 million, respectively, from $1.8 million and $5.2 million, respectively, during the three and nine month periods ended March 31, 2003. The increase in cost of goods sold in both the three and nine month periods ended March 31, 2004 resulted from higher sales volumes of both disposable treatment catheters and control units, partially offset by lower per unit manufacturing costs. Cost of goods sold for the nine month period ended March 31, 2004 includes a $160,000 charge for a commitment to purchase additional control unit inventory at prices which exceed the expected future sales value. Delivery of these control units is expected to be completed prior to the end of fiscal 2004.

Gross profit as a percentage of sales for the three-month period ended March 31, 2004 increased to 65% from 60% in the three-month period ended March 31, 2003. For the nine month period ended March 31, 2004 gross profit as a percentage of sales increased to 63% from 62% in the same period of the prior fiscal year. The increase in gross profit rates in both periods resulted from an increased volume of disposable treatment catheters sold combined with a modest increase in their average per unit selling prices, partially offset by a decrease in the average per unit selling price of Cooled ThermoTherapy system control units. We expect gross profit rates as a percentage of revenue to continue to improve as we focus on growing disposable treatment revenue.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $3.1 million and $9.1 million for the three and nine month periods ended March 31, 2004, respectively, from $3.7 million and $11.5 million in the same periods of fiscal year 2003. The decreased expenses in both the three and nine month periods are primarily attributable to the organizational restructuring and workforce reduction that occurred in the fourth fiscal quarter of 2003, and a reduction in legal expenses related to the patent infringement suit we filed to protect our intellectual property and that was settled in January 2004. We expect selling, general and administrative expenses in the fourth quarter of fiscal 2004 to increase from current quarter levels due primarily to higher variable selling expenses and incremental marketing investments.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $559,000 and $1.8 million from $927,000 and $2.9 million for three and nine month periods ended March 31, 2004 and 2003, respectively. The decrease in expenses in both periods resulted primarily from the organizational restructuring and workforce reduction that occurred in the fourth fiscal quarter of 2003, and decreased expenditures on product development activities and clinical trial expenses. We expect research and development expenses to increase in the fourth quarter of fiscal 2004 from current quarter levels as product development activities increase.

Amortization of intangible assets

Amortization of intangible assets was $166,000 and $498,000 for both the three and nine month periods ended March 31, 2004 and 2003, respectively. The amortization of intangible assets is a result of the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000.

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

During the three month period ended December 31, 2003, we recorded a $175,000 restructuring benefit, which resulted from a reduction in our obligations related to the May 2003 restructuring. All salary related severance obligations have been paid and the remaining severance liability relates primarily to outplacement related expenses. All of the remaining severance obligations will be completed prior to the conclusion of fiscal 2004. The lease term on the vacated space currently runs through fiscal 2008.

Net interest income

Net interest income for the three month period ended March 31, 2004 increased to $21,000 from $8,000 in the same period of the prior fiscal year due to a reduction in interest expense associated with the lease obligation assumed as part of the Prostatron acquisition in October 2000, and that was completed during the quarter. Net interest income for the nine month period ended March 31, 2004 decreased to $34,000 from $119,000 in the same period of the prior fiscal year due to lower interest income resulting from lower cash and investment balances, partially offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of March 31, 2004, we had total cash, cash equivalents and available-for-sale investments of $5.6 million and working capital of $5.5 million.

During the nine months ended March 31, 2004, we generated $1.5 million of cash in operating activities. Our net loss of $195,000 combined with a decrease in accounts payable, accrued expenses and deferred income of $974,000 was more than offset by depreciation and amortization of $1.5 million and reductions in inventory and prepaid and other assets of $698,000 and $600,000 respectively. The decrease in accounts payable, accrued expenses and deferred income is primarily due to payments of severance and lease obligations associated with the May 2003 restructuring and a $175,000 adjustment to the restructuring reserve, combined with payments to our attorneys for previously incurred expenses associated with our patent litigation, partially offset by an increase in accrued compensation associated with our annual employee bonus program. The decrease in inventory resulted primarily from an increase in the number of Cooled ThermoTherapy system control units sold in the first nine months of fiscal 2004. The reduction in prepaid and other assets resulted primarily from the elimination of a down-payment made in the fourth quarter of fiscal 2003 for inventory that was delivered in fiscal 2004, and the expensing of royalties and insurance premiums that were paid in prior periods.

We generated $971,000 from investing activities, resulting from the net sale of $1.0 million of available-for-sale investments partially offset by the purchase of $58,000 of property and equipment. We do not expect to make significant capital expenditures during the remainder of fiscal 2004.

During the nine months ended March 31, 2004, we used $499,000 in financing activities as a result of $351,000 of payments on capital lease obligations that were concluded during the third quarter of fiscal 2004, and a $410,000 debt payment to EDAP TMS S.A. (EDAP), partially offset by $262,000 of proceeds from the exercise of stock options. On December 30, 2003, a final payment of $705,000, including interest, was due to EDAP under a promissory note dated October 1, 2000 in the original principal amount of $575,000 issued to EDAP by us pursuant to an Asset Purchase Agreement dated the same date (the “Note”). Pursuant to the terms of the Note, on December 30, 2003, we paid EDAP $130,000 of accrued interest and $410,000 of principal and have deferred payment of $165,000 for offset against future anticipated product claims against EDAP.

We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options. As of March 31, 2004, our property and equipment, net, included approximately $2.1 million of control units used in evaluation or long-term use programs. Depending on the growth of these programs, we may use additional capital to finance the units used by these customers.

Based upon our financial performance in the first nine months of fiscal 2004, we believe our $5.6 million in cash, cash equivalents, and available-for-sale investments at March 31, 2004, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

We have a limited operating history and may not continue to maintain profitability.

Although we produced quarterly earnings of $502,000 for the three month period ended March 31, 2004, we have incurred substantial losses since our inception and, if physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. We have incurred a net loss of $195,000 for the nine months ended March 31, 2004, and have incurred losses of nearly $80 million since our inception. We expect to operate profitably in the near future, but we will continue to invest in sales and marketing activities to increase sales and fund research and development activities. We will need to maintain and possibly increase the revenues we receive from sales of our products, as a result of these operating expenses, in order to continue to operate in a profitable manner. We cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis or that our profits will be significant enough to enable us to implement all aspects of our business plan to take advantage of business opportunities.

We have limited cash resources and may not have additional financing available to us.

We generated approximately $1.5 million of cash and cash equivalents from operating activities in the nine month period ended March 31, 2004 and ended that period with approximately $5.6 million of cash, cash equivalents, and available-for-sale investments. In the fourth quarter of fiscal 2003, we implemented a restructuring and cost reduction initiative that eliminated 28 positions and vacated a portion of our leased facility that we have sublet. These actions have resulted in significant reductions to our operating expenses, and as a result, we do not expect to use existing cash resources to fund our operations in the near future. We believe our $5.6 million in cash, cash equivalents, and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Our products may not achieve market acceptance, which could limit our future revenue.

Physicians will not recommend Cooled ThermoTherapy procedures unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the Cooled ThermoTherapy procedure compared with other therapies. Patient acceptance of the Cooled ThermoTherapy procedure also will depend upon the ability of physicians to educate these patients on their treatment choices. Health care payer acceptance of our procedure will require, among other things, evidence of the clinical and cost effectiveness of Cooled ThermoTherapy compared to other BPH therapies. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community. If our Cooled ThermoTherapy procedure is not accepted by physicians, patients or payers, or is accepted more slowly than expected, we may not continue to operate profitably.

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

The continuing efforts of government, insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs that could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may also result in lower prices for, or rejection of, our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available, and could have a materially adverse affect on our revenues and ability to continue to operate profitably.

We are faced with intense competition and rapid technological and industry change.

The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as from pharmaceutical companies. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We have experienced intense price competition over the past 18 months which resulted in a significant decrease in the average per unit sales price of our control units. We believe that this price competition will continue among products developed in our markets and that the average per unit sales price of our control units could decline further. Our competitors may develop or market technologies and products, including drug-based treatments that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a consistently profitable manner.

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

In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin. This litigation has been settled and we have granted ProstaLund and ACMI Corporation a non-exclusive, royalty free license under certain of our patents to sell the ProstaLund transurethral microwave thermotherapy system marketed in the United States by ACMI Corporation as the CoreTherm device. See Part II. Other Information – Item 1. Legal Proceedings, for a description of the settlement.

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

All of our revenues are derived from sales of our Cooled ThermoTherapy system control units and single-use disposable treatment catheters. As a result, our success is solely dependent upon the success of our Cooled ThermoTherapy systems. To date, our Cooled ThermoTherapy systems have not received widespread market acceptance. If we are unable to commercialize the use of these systems successfully, our business, financial condition and results of operations would be materially and adversely affected.

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

To date, a majority of our revenues outside the United States have been derived from sales through third-party distributors. For the nine month period ended March 31, 2004 international revenue declined 33% from the same period in the prior fiscal year and represented only 2% of total revenue. We expect international sales to continue to decline as we focus our resources on developing the United States market. Although we will continue to sell internationally through distributors, the failure of our distributors to market our products in the international markets effectively or our failure to locate and establish relationships with reputable distributors could have an adverse effect on our ability to achieve penetration of these markets and establish long-term acceptance of Cooled ThermoTherapy.

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

The FDA and similar governmental authorities in other countries in which our products are sold, have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources and harm our reputation with our customers and our business.

In December 2003, we determined that a component of one of our Cooled ThermoTherapy system control units may not perform properly under certain conditions. We advised our customers who are using the affected units of an appropriate product protocol to follow pending our implementation of a software solution that will resolve the performance issue. We have submitted the software update addressing the problem to the FDA for its approval and we expect to have the software solution implemented by July 2004.

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

Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

•	actual or anticipated variations in our operating results,

•	developments regarding government and third-party reimbursement,

•	changes in government regulation,

•	government investigation of us or our products,

•	changes in reimbursement rates or methods affecting our products,

•	developments concerning proprietary rights,

•	litigation or public concern as to the safety of our products or our competitors’ products,

•	technological innovations or new commercial products by us or our competitors,

•	investor perception of us and our industry

•	general economic and market conditions including market uncertainty,

•	national or global political events,

•	public confidence in the securities markets and regulation by or of the securities markets, and

•	changes in senior management.

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

Our financial instruments include cash, cash equivalents, and investment securities. The fair value of our financial investment portfolio at March 31, 2004, approximated carrying value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates for the issues contained in the investment portfolio and was not materially different from the March 31, 2004 carrying value. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

Our policy is not to enter into derivative financial instruments. We do not have any significant foreign currency exposure since we do not generally transact business in foreign currencies. Therefore, we do not have significant overall currency exposure. In addition, we do not enter into any future or forward contracts and, therefore, do not have significant market risk exposure with respect to commodity prices.

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

Urologix v. ProstaLund AB et al

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

In October 2002, the Court determined that the ‘004 patent was not entitled to the benefit of an earlier filing date of a patent application and as a result was invalid (“October 2002 Order”). In November 2002, in response to our request, the United States Patent and Trademark Office (“PTO”) issued an office action granting Urologix the benefit of an earlier filing date of a patent application relating to the ‘004 patent. In light of the PTO office action, we filed a motion with the Court requesting that the Court vacate the October 2002 Order. In April 2003, the Court denied our motion to vacate the October 2002 Order (“April 2003 Order”).

On January 27, 2004, we entered into a settlement agreement relating to this litigation. Under the terms of the settlement, the parties agreed to dismiss all pending legal claims against each other and we granted ProstaLund a non-exclusive, royalty-free license under the ‘004 patent, the ‘929 patent and U.S. Patent No. 5,480,417 to sell the ProstaLund transurethral microwave thermotherapy system marketed in the United States by ACMI Corporation as the CoreTherm® device. ProstaLund and ACMI Corporation also agreed to consent to a motion by us to vacate the October 2002 Order and the April 2003 Order, both of which are interlocutory orders as to which no final judgment had been entered. On February 11, 2004, the Court denied this motion.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certification pursuant to 18 U.S.C. §1350.

(b)	Report on Form 8-K

In the quarter covered by this report, the Company filed a Current Report on Form 8-K dated January 27, 2004 reporting under Items 5 and 7 a press release relating to the settlement of the patent infringement lawsuit between the Company, Prostalund Operations AB, Prostalund AB and ACMI Corporation.

In the quarter covered by this report, the Company furnished a Current Report on Form 8-K dated January 22, 2004 reporting under Items 7 and 12 a press release disclosing material non-public information regarding its results of operations for the quarter ended December 31, 2003 and certain statements of the Company’s Chief Executive Officer made at a related telephone conference held on January 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 14, 2004

Urologix, Inc. (Registrant)

/s/ Fred B. Parks.

Fred B. Parks
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Paulson

Todd E. Paulson
Vice President and Chief Financial Officer (Principal Financial Officer)