Form 10-K
period 2004-06-30
UROLOGIX INC
filed 2004-09-13
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $89.5 million on December 31, 2003, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $6.56.

As of September 1, 2004, the Company had outstanding 14,212,054 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that are not historical or current facts are forward-looking statements. In addition, our officers may make forward looking statements in the future. We wish to caution readers that these statements are not predictions of actual future results. Our actual results could differ materially from any such forward-looking statements as a result of risks and uncertainties, including those set forth below in “Risks Related to Our Business” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Any such forward-looking statements reflect management’s opinions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to revise or publicly release the results of any revisions to any such forward-looking statements.

ITEM 1. BUSINESS

Overview

Urologix has developed and offers non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our products under the Targis® and Prostatron® names. Both systems utilize the Company’s Cooled ThermoTherapy™, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication without the complications and side effects inherent in surgical procedures.

We maintain a website at www.urologix.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC. To obtain copies of these reports, go to www.urologix.com.

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

Due in part to the side effects and complications associated with traditional BPH therapies, many patients diagnosed with BPH are regularly monitored by their physicians but elect not to receive active intervention. This course of inaction is known as “watchful waiting.” If symptoms persist or worsen, drug therapy or surgical intervention has historically been recommended. Drug therapy is usually the first line of treatment. It is estimated that more than 20% of patients who initially pursue drug therapy discontinue treatment within 12 months due to various reasons including cost, ineffectiveness, side effects and the burdens of compliance. Patients may also try multiple drugs or combinations of drugs to improve effectiveness. This leads to a more costly treatment and often, more side effects. Traditionally, the most common surgical procedure has been Transurethral Resection of the Prostate (TURP), an invasive surgery in which portions of the prostatic urethra and surrounding tissue are removed, thereby widening the urethra and improving urinary flow. While TURP results in a dramatic improvement in urine flow and reduction in symptoms, the procedure can require a lengthy recovery time and is reported to have a high rate of side effects and complications. Because the TURP procedure requires a highly skilled surgeon with extensive training, the incidence of complications are affected by the experience of the surgeon performing the TURP.

Cooled ThermoTherapy

Both our Targis and Prostatron systems utilize Cooled ThermoTherapy, a catheter-based treatment for BPH that is clinically superior to medication and less invasive than surgery. Cooled ThermoTherapy was developed to be the treatment of choice for patients who have tried drugs unsuccessfully and wish to avoid surgery. Today, some patients choose Cooled ThermoTherapy before trying medications.

Cooled ThermoTherapy utilizes a proprietary microwave technology, delivered through a flexible catheter that targets energy into the enlarged area of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the healthy, pain-sensitive urethral tissue. During a Cooled ThermoTherapy procedure, a catheter is inserted into the urethra, and a rectal thermosensing unit is placed into the rectum. Chilled water is then circulated through the catheter in order to lower the temperature of the urethra and protect it from heat and discomfort during the treatment. Temperatures in the urethra and rectum are monitored continuously during the treatment while microwave energy is delivered into the prostatic tissue, ultimately resulting in a reduction in the size of the prostate and relief of symptoms, as the body re-absorbs the destroyed tissue during the months following treatment.

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

Clinical Studies

Clinical trials of the Cooled ThermoTherapy procedure have been performed to obtain data to support new indications, to obtain long-term durability data, and to gather data for Medicare and other reimbursement approvals in various markets. We continue to monitor several multi-center, multi-year studies to evaluate the long-term durability of Cooled ThermoTherapy procedures. In our published results from multi-center clinical trials, conducted both in the United States and internationally, the majority of Cooled ThermoTherapy patients for whom follow-up data are available show significant long-term relief from the symptoms of BPH, without significant post-procedure complications.

Sales and Marketing

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (ii) increase the number of physicians who provide Cooled ThermoTherapy to their patients and (iii) satisfy additional demand for Cooled ThermoTherapy systems through the efficient use of existing systems in the field.

United States

We have a sales and marketing team consisting of sales and marketing management, marketing communications, clinical and reimbursement specialists, and direct sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy products. Our direct sales force and marketing efforts are targeted at urologists who treat BPH patients in their office. In addition to our direct sales force, we utilize independent third-party mobile service providers to provide smaller hospitals and urology clinics with cost-effective access to our Cooled ThermoTherapy treatment. The mobile service providers transport the Cooled ThermoTherapy systems between sites, making the treatment available to physicians and patients on a rotating basis. Urologix also provides an equipment delivery system to bring Cooled ThermoTherapy systems to physicians who choose not to utilize a full service mobile provider. As of June 30, 2004, we employed a total of 35 individuals in our sales and marketing department.

We offer our Cooled ThermoTherapy systems to our customers on a direct purchase or a per-use rental basis. Pricing for Cooled ThermoTherapy systems and for single-use treatment catheters varies based upon the length and terms of the purchase or rental agreement.

International

We have distribution agreements with Nihon Kohden Corporation and EDAP Technomed Co. Ltd. for the market development and sale of the Targis and Prostatron systems, respectively, in Japan. Our efforts outside of Japan are limited and focused primarily on Western Europe, where we use local distributors and independent agents experienced in selling products to hospitals and urologists.

Manufacturing

We manufacture the Targis system control unit and single-use treatment catheter at our suburban Minneapolis facility. We outsource all other manufacturing.

We had previously entered into a supply agreement for the production of the Prostatron control unit with EDAP TMS S.A., a French corporation; Technomed Medical Systems S.A., a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively EDAP) that ended on October 1, 2003. At this time, we do not have plans to enter into another supply agreement for the manufacture of Prostatron control units, as we believe our current inventory of Prostatron control units combined with Company owned control units located at customer sites will adequately support future customer requirements.

We have a supply agreement with VTI Corporation (formerly Venusa) for the production of the Prostatron disposable treatment catheter that extends through April 2006 with an automatic renewal term.

We assemble Targis control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. Several of the components are currently available to us through a single vendor. Wherever possible we attempt to develop alternative sources for critical components. Where alternative sourcing is not possible, we attempt to enter into supply agreements with each component provider. Nevertheless, failure to obtain components from these providers or delays associated with any future component shortages, particularly as we increase our manufacturing level, could have a material adverse effect on our business, financial condition and operating results.

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

In June 1997, July 1998, September 2000, September 2002 and March 2004, the FDA completed inspections of our facility, documentation and quality systems with no significant deficiencies of GMP noted. Our facility will continue to be subject to periodic inspections by the FDA and by other auditors. We believe that our manufacturing and quality control procedures meet the requirements of these regulations and that we have established training and self-audit systems designed to ensure compliance.

We have received ISO 9001 certification indicating compliance of our manufacturing facilities with European standards for quality assurance and manufacturing process control. We also have received CE mark certification, which allows us to affix the CE Mark to our products and market them in the European Union. In addition, the Targis and Prostatron systems have been approved for marketing by the Japanese Ministry of Health and Welfare. As of June 30, 2004, we employed 28 individuals in our manufacturing department.

Research and Development

We intend to build upon our scientific and clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. Our research and development efforts are currently focused on improving the function and features of our Cooled ThermoTherapy systems, improving the treatable population and clinical response to Cooled ThermoTherapy treatment and reducing the production cost of the components in our products.

During the fiscal years ended June 30, 2004, 2003 and 2002, we spent $2.4 million, $3.7 million, and $4.1 million, respectively, on our research and development efforts. As of June 30, 2004, we employed 14 individuals in our research and development department.

Reimbursement

We believe that third-party reimbursement is essential to the adoption of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to obtaining such reimbursement. We estimate that 60% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy in the United States.

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, approximately $2,000 in calendar year 2004, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $500 per procedure.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2004 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $4,000, which is subject to geographic adjustment. Reimbursement rates for calendar year 2005 will be published in the November 2004 edition of the Federal Register.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). Procedures in an ASC are reimbursed under a two part system similar to hospital reimbursement. The ASC receives a fixed reimbursement for each Cooled ThermoTherapy procedure performed. Cooled ThermoTherapy is in ASC payment group 9 which reimburses approximately $1,300, the highest amount allowed under this system. The urologist performing the procedure is reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. This low facility reimbursement rate relative to the cost of the procedure potentially limits the number of Cooled ThermoTherapy treatments done in an ASC.

Private insurance companies and HMO’s make their own determinations regarding coverage and reimbursement based upon “usual and customary” fees. To date, we have received coverage and reimbursement in various geographies from private insurance companies and HMOs throughout the United States. We intend to continue our efforts to gain coverage and reimbursement across the United States. There can be no assurance that we will receive favorable coverage or reimbursement determinations for Cooled ThermoTherapy from these payers or that amounts reimbursed to physicians for performing Cooled ThermoTherapy procedures will be sufficient to encourage physicians to use Cooled ThermoTherapy.

Internationally, reimbursement approvals for the Cooled ThermoTherapy procedure are awarded on an individual-country basis.

Patents and Proprietary Rights

We currently own 46 U.S. and 13 non-U.S. patents. We also have 2 patent applications pending in the United States and in a number of non-U.S. jurisdictions, and we intend to file additional patent applications in the future.

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

On January 27, 2004, we entered into a settlement agreement relating to this litigation. Under the terms of the settlement, the parties agreed to dismiss all pending legal claims against each other and we granted ProstaLund a non-exclusive, royalty-free license under the ‘004 patent, the ‘929 patent and U.S. Patent No. 5,480,417 to sell the ProstaLund transurethral microwave thermotherapy system marketed in the United States by ACMI Corporation as the CoreTherm® device. ProstaLund and ACMI Corporation also agreed to consent to a motion by us to vacate the October 2002 Order and the April 2003 Order, both of which are interlocutory orders as to which no final judgment has been entered. On February 11, 2004, the Court denied this motion and pursuant to the terms of the settlement agreement, the parties subsequently dismissed this litigation with prejudice.

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

Competition

Competition in the market for the treatment of BPH comes from invasive therapies, such as TURP and side-firing lasers (Laserscope and Luminess), drug therapy and other minimally invasive treatments. There are six well-recognized prescription drugs available in the United States for treating the symptoms of BPH: Flomax (Boehringer Ingelheim International GmbH), Hytrin (Abbott Laboratories), Cardura (Pfizer Inc.), UroXatral (Sanofi-Synthelabo), Proscar (Merck & Co., Inc.) and Avodart (GlaxoSmithKline). Drug therapy is currently the first-line therapy prescribed by most physicians in the United States for BPH. Due to the large yet still uninformed marketplace of men suffering from BPH, we do not consider the drug manufacturers as major threats, but more as alternative therapies that have significant resources to bring awareness to this quality of life condition for which we believe our Cooled ThermoTherapy can provide a safe, effective and long-lasting treatment.

Competition in the market for minimally invasive treatments for BPH continues to grow. Competitive devices include radio frequency (Medtronic); interstitial laser (Johnson & Johnson); non-cooled, low energy microwave (American Medical Systems); high energy microwave with limited cooling (ACMI); and hot water therapy (ACMI, Boston Scientific/Celsion). Additional competitors may enter the market. We believe Cooled ThermoTherapy provides significant advantages over other minimally invasive BPH therapies. Because Cooled ThermoTherapy does not require punctures or incisions, it can be performed in the physician’s office or other outpatient environments without the need for anesthesia or intravenous sedation. Further, by combining microwave energy with cooling, we can drive heat deep into the prostate, creating lasting results while minimizing damage to the urethra, enhancing patient comfort and reducing complications.

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

Our Cooled ThermoTherapy systems have received FDA clearance for sale in the United States as a class III medical device. In addition, we have obtained CE Mark certification for distribution in Europe and product registration for distribution in Canada and Japan.

The FDA’s regulations require agency approval of a PMA supplement for a class III medical device when certain changes are made to a product if the changes affect the safety and effectiveness of the device. Such changes include, but are not limited to, new indications for use; the use of a different facility or establishment to manufacture, process or package the device; changes in manufacturing methods or quality control systems; changes in vendors used to supply components of the device; changes in performance or design specifications; and certain labeling changes. Any such changes will require FDA approval of a PMA supplement prior to marketing of the device. There can be no assurance that the required approvals of PMA supplements for any changes will be granted on a timely basis or at all, and delays in receipt of, or failure to receive such approvals, or the loss of the approval of the PMA for either of our Cooled ThermoTherapy systems would have a material adverse effect on our business.

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

Medical device laws are also in effect in many of the countries outside of the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. All medical devices sold in Europe must meet the European Medical Device Directive standards and receive CE Mark certification. CE Mark certification involves a comprehensive Quality System program and submission of data on a product to the Notified Body in Europe.

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

Product Liability and Insurance

Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

We maintain product liability insurance policies in amounts we believe are appropriate for our business. We evaluate our insurance requirements on an ongoing basis. There can be no assurance that product liability claims will be covered by our insurance, will not exceed our insurance coverage limits, or that any insurance will be available on commercially reasonable terms, or at all. A successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability insurance may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage could prevent or inhibit the marketing and sale of our products. A product liability claim could result in a recall of the product by the FDA and could have a material adverse effect on our reputation, business, financial condition, liquidity and results of operations.

Employees

As of June 30, 2004, we employed 83 individuals on a full-time basis. We also had several part-time employees and consultants. Although we believe that we have been successful in attracting experienced and capable personnel, there can be no assurance that we will continue to attract and retain qualified personnel. None of our employees are covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Seasonality

We believe that holidays, major medical conventions and vacations taken by physicians, patients and patient families may have a seasonal impact on our sales. We continue to monitor and assess the impact seasonality may have on demand for our products.

Backlog

As of June 30, 2004, we maintained a minimal backlog of product orders. Our policy is to stock enough inventory to be able to ship most orders within a few days of receipt or as requested by our customers. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

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

We have only attained profitability recently.

Although we produced net earnings of $642,000 for the year ended June 30, 2004, which was our first profitable year, we have incurred losses of over $79 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur expenses relating to sales and marketing activities, and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

We have limited cash resources and may not have additional financing available to us.

We generated approximately $2.9 million of cash and cash equivalents from operating activities in the year ended June 30, 2004 and ended that period with approximately $7.6 million of cash, cash equivalents, and available-for-sale investments. We believe our $7.6 million in cash, cash equivalents, and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

Our products may not achieve market acceptance, which could limit our future revenue.

Physicians will not recommend Cooled ThermoTherapy procedures unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the Cooled ThermoTherapy procedure compared with other therapies. Patient acceptance of the Cooled ThermoTherapy procedure also will depend upon the ability of physicians to educate these patients on their treatment choices. Health care payer acceptance of our procedure will require, among other things, evidence of the cost effectiveness of Cooled ThermoTherapy compared to other BPH therapies. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community. If our Cooled ThermoTherapy procedure is not widely accepted by physicians, patients or payers, or is accepted more slowly than expected, our business will be harmed.

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

The continuing efforts of government, insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMO’s that could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may also result in lower prices for, or rejection of, our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available, and could have a materially adverse effect on our revenues and ability to operate profitably.

We are faced with intense competition and rapid technological and industry change.

The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as from pharmaceutical companies. Nearly all of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe that price competition will continue among products developed in our markets. Our competitors may develop or market technologies and products, including drug-based treatments that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition and operating results. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

In March 2002, we filed a patent infringement action against ProstaLund AB, ProstaLund Operations AB, and Circon Corporation a/k/a ACMI Corporation in the United States District Court for the Eastern District of Wisconsin. This litigation has been settled and we have granted ProstaLund and ACMI Corporation a non-exclusive, royalty free license under certain of our patents to sell the ProstaLund transurethral microwave thermotherapy system marketed in the United States by ACMI Corporation as the CoreTherm device. See Item 1: Business—Patents and Proprietary Rights for a full description of this patent infringement action.

Additional litigation against other parties may be necessary in the future to enforce our intellectual property rights, to protect our patents and trade secrets, and to determine the validity and scope of our proprietary rights. Future litigation may require us to incur substantial litigation expense and may divert substantial time and attention of our personnel. The occurrence of this litigation or the effect of an adverse determination in similar future litigation could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we cannot ensure that others have not developed or will not develop similar products or manufacturing processes, duplicate any of our products or manufacturing processes, or design around any of our patents.

We depend upon our Cooled ThermoTherapy products for all of our revenues.

All of our revenues are derived from sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As a result, our success is solely dependent upon the success of our Cooled ThermoTherapy products. To date, our Cooled ThermoTherapy systems have not achieved widespread market adoption. If we are unable to widely commercialize the use of these systems successfully, our business, financial condition and results of operations will be materially and adversely affected. Further, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to alter our pricing or marketing structure in a manner that could have a material and adverse effect on us.

We have limited manufacturing experience and are dependent upon a limited number of third-party suppliers to manufacture our products.

We have previously contracted with third parties for the production of the Prostatron product line pursuant to written supply agreements. Our supply agreement for the production of the Prostatron control unit with EDAP ended on October 1, 2003. At this time, we do not have plans to enter into another supply agreement for the manufacture of Prostatron control units, as we believe our current inventory of Prostatron control units combined with Company owned control units located at customer sites will adequately support future customer requirements. If, for any reason, customer demand exceeds our current projections, we could experience significant delays and expend significant resources in obtaining a new supply agreement with EDAP or another manufacturer. We also have a supply agreement with VTI Corporation for the production of the Prostatron single-use treatment catheter that extends though April 2006 with an automatic renewal term.

If for any reason, any of our third-party manufacturers are unable or unwilling to manufacture the products for us in the future, we could incur significant delays in obtaining a substitute contract manufacturer. Also, we purchase additional components used in our products from various suppliers and rely on single sources for several components. One such component is obtained from a source that has a patent for the technology. Delays in sale and delivery of our products could be caused if supply of this component or other components were interrupted. Further, if FDA approval of a PMA supplement is required for any substitute contract manufacturer or component, delays would be extended. The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet customer orders for our products and harm our business.

We produce the single-use treatment catheters for the Targis system and in January 2004 we began manufacturing the Targis system control unit. We have limited experience in rapidly scaling up production. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. We cannot assure you that we will be able to manufacture a reliable product and deliver that product to customers in a timely fashion.

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

Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the FDA has broad authority under the federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Sales of medical devices outside the United States are subject to government regulation and restrictions that vary from country to country. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive.

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

We, along with our distributors and health care providers who purchase our products and services, are subject to state and federal laws prohibiting kickbacks or other forms of bribery in the health care industry. We may be subject to civil and criminal prosecution for violations of any of these laws by our agents or us.

We may be required to pay damages that exceed our insurance coverage for product liability claims.

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. While we believe that we are reasonably insured against these risks, we may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Currently, we maintain product liability insurance in amounts we deem to be reasonable. See also—“Product Liability and Insurance.” A product liability claim in excess of our insurance coverage would have to be paid out of cash reserves and may harm our reputation in the industry and our business.

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

In December 2003, we determined that a component of one of our Cooled ThermoTherapy system control units may not perform properly under certain conditions. We advised our customers who are using the affected units of an appropriate product protocol to follow pending our implementation of a software solution that will resolve the performance issue. We submitted the software update addressing the problem to the FDA and have received its approval. We are currently in the process of installing the updated software on all affected units in the field. We expect to complete these installations in the second quarter of fiscal 2005. We believe we have adequately reserved for these expenses at June 30, 2004.

Fluctuations in our future operating results may negatively affect the market price of our common stock.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

•	the timing, volume and pricing of customer orders for both control units and single-use treatment catheters,

•	costs and expenses related to our effort to protect our intellectual property,

•	the timing of expenditures related to sales and marketing, and research and development, and

•	product availability.

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

Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

•	actual or anticipated variations in our operating results,

•	developments regarding government and third-party reimbursement,

•	changes in government regulation,

•	government investigation of us or our products,

•	changes in reimbursement rates or methods affecting our products,

•	developments concerning proprietary rights,

•	litigation or public concern as to the safety of our products or our competitors’ products,

•	technological innovations or new commercial products introduced by us or our competitors,

•	investor perception of us and our industry,

•	general economic and market conditions including market uncertainty,

•	national or global political events,

•	public confidence in the securities markets and regulation by or of the securities markets, and

•	changes in senior management.

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

Future sales of our common stock could have a significant negative effect on the market price of our common stock. In addition, upon exercise of outstanding options and warrants, the number of shares outstanding of our common stock could increase substantially. This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock. Dilution and potential dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock may negatively affect both the trading price of our common stock and the liquidity of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

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

ITEM 3. LEGAL PROCEEDINGS

Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol ULGX. The following table sets forth quarterly high and low last-sale prices of our common stock for the past two years.

Fiscal Year		Quarter
		First	Second	Third	Fourth
2004	High	$5.99	$6.80	$9.04	$15.55
	Low	2.96	4.15	6.37	7.99

2003	High	$11.44	$5.14	$3.53	$3.21
	Low	4.00	2.27	1.78	1.78

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

The table below presents our equity compensation plan information as of June 30, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,430,041	$6.16	277,499
Equity compensation plan not approved by security holders	225,000	$2.75	None

Total	1,655,041	$5.70	277,499

The “equity compensation plans approved by security holders” listed above represent shares issuable under the Urologix, Inc. 1991 Stock Option Plan, an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933. Shareholders approved the most recent amendment to the 1991 Stock Option Plan, which, among other things, increased the number of shares of common stock available under the plan by 500,000 shares, in November 2001.

The 225,000 shares listed under “equity compensation plans not approved by security holders” represent a 225,000 share option granted to Fred B. Parks, the Company’s Chairman and Chief Executive Officer. The option was granted to Mr. Parks in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 share grant began vesting over the period commencing on May 27, 2003 and ending on May 27, 2007, with 56,268 shares vesting on May 27, 2004, and 1/36th of the remaining 168,732 shares vesting on the 27th of each of the 36 months following May 27, 2004.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended June 30,
	2004	2003	2002	2001(1)	2000
	(in thousands, except per share data)
Statements of Operations Data:
Sales	$24,324	$18,775	$22,742	$15,337	$8,163
Cost of goods sold	8,547	7,942 (2)	7,844	5,804	4,357

Gross profit	15,777	10,833	14,898	9,533	3,806

Costs and Expenses:
Sales, general and administrative	12,338	15,390	12,046	10,799	8,767
Research and development	2,390	3,675	4,073	3,533	3,614
Amortization of goodwill and other intangible assets(3)	664	664	664	1,082	—
Restructuring(4)	(200)	1,275	—	—	—

Total costs and expenses	15,192	21,004	16,783	15,414	12,381

Operating earnings (loss)	585	(10,171)	(1,885)	(5,881)	(8,575)
Interest income, net	57	123	234	746	1,477

Net earnings (loss)	$642	$(10,048)	$(1,651)	$(5,135)	$(7,098)

Basic:
Net earnings (loss) per common share	$0.05	$(0.72)	$(0.12)	$(0.40)	$(0.62)
Weighted average shares used in computing net earnings (loss) per share	14,015	13,915	13,810	12,760	11,514
Diluted:
Net earnings (loss) per common share	$0.04	$(0.72)	$(0.12)	$(0.40)	$(0.62)
Weighted average shares used in computing net earnings (loss) per share	14,649	13,915	13,810	12,760	11,514

	As of June 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$7,604	$4,619	$12,713	$14,921	$23,598
Working capital	7,354	3,581	14,007	14,935	23,131
Total assets	36,172	35,862	46,437	46,860	31,956
Long-term obligations	—	—	926	1,439	—
Total liabilities	5,454	6,757	7,490	7,351	3,186
Shareholders’ equity	30,718	29,105	38,947	39,509	28,770

(1)	Includes the acquisition of the Prostatron product line from EDAP on October 1, 2000.
(2)	Includes a $610,000 lower of cost or market write-down of control unit inventory and future control unit purchase commitments.
(3)	The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001, which eliminated the systematic amortization of goodwill and other indefinite lived intangible assets.
(4)	Represents a fiscal 2003 fourth quarter restructuring charge related to a workforce reduction and facilities consolidation and subsequent $200,000 recovery in fiscal 2004 due to a reduction in the severance related liabilities.

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2004
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Sales	$5,061	$5,619		$6,668	$6,976
Gross profit	3,079 (1)	3,555		4,302	4,841
Net earnings (loss)	(490)	(207	)(2)	502	837	(3)
Basic net earnings (loss) per share	$(0.04)	$(0.01)		$0.04	$0.06
Diluted net earnings (loss) per share	$(0.04)	$(0.01)		$0.03	$0.06

	Year Ended June 30, 2003
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Sales	$4,464	$4,584		$4,558	$5,169
Gross profit	2,958	2,730		2,756	2,389	(4)
Net loss	(1,750)	(2,490)		(2,068)	(3,740	)(5)
Basic and diluted net loss per share	$(0.13)	$(0.18)		$(0.15)	$(0.27)

(1)	Includes a $160,000 charge for commitments to purchase control unit inventory at prices that exceeded the expected future sales value.
(2)	Includes a $175,000 restructuring benefit related to a reduction in previously accrued severance related liabilities.
(3)	Includes a $25,000 restructuring benefit related to a reduction in previously accrued severance related liabilities.
(4)	Includes a $610,000 lower of cost or market write-down of control unit inventory and control unit purchase commitments.
(5)	Includes a restructuring charge of $1.3 million related to a workforce reduction and facilities consolidation.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risks Related to Our Business” in Item 1. All forward-looking statements included here are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

Urologix, Inc., based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

We have developed and offer non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of BPH, a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis and Prostatron names. Both systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician’s office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH that is clinically superior to medication and is without the complications and side effects inherent in surgical procedures.

We believe that third-party reimbursement is essential to the adoption of Cooled ThermoTherapy, and that clinical efficacy, overall cost effectiveness and physician advocacy is key to obtaining this reimbursement. We estimate that 60% to 80% of patients who receive treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy in the United States.

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, approximately $2,000 in calendar year 2004, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $500 per procedure.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2004 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $4,000, which is subject to geographic adjustment. Reimbursement rates for calendar year 2005 will be published in the November 2004 edition of the Federal Register.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). Procedures in an ASC are reimbursed under a two part system similar to hospital reimbursement. The ASC receives a fixed reimbursement for each Cooled ThermoTherapy procedure performed. Cooled ThermoTherapy is in ASC payment group 9 which reimburses approximately $1,300, the highest amount allowed under this system. The urologist performing the procedure is reimbursed the same amount as if the treatment occurred in a hospital. This low facility reimbursement rate relative to the cost of the procedure potentially limits the number of Cooled ThermoTherapy treatments done in an ASC.

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (ii) increase the number of physicians who provide Cooled ThermoTherapy to their patients and (iii) satisfy additional demand for Cooled ThermoTherapy systems through the efficient use of existing systems in the field.

We expect to continue to invest in sales and marketing programs and research and development projects as we focus on growing our revenues, continue clinical trials in support of regulatory and reimbursement approvals, and continue improving our therapy. Our future profitability will be dependent upon, among other factors, our success in achieving increased treatment volume and market adoption of the Cooled ThermoTherapy procedures in the physician’s office, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in physicians’ offices, hospitals, and ambulatory surgery centers and the amount of reimbursement provided.

Critical Accounting Policies:

In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. We recognize revenue from treatment catheter sales at the time of shipment. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use. We retain title to these control units and do not recognize any revenue on these control units until title has transferred. These programs are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Under these programs, we generally charge a higher price for each single-use treatment catheter to include the use of our Cooled ThermoTherapy system control unit by the customer. We recognize revenue on these single-use treatment catheters at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors.

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

Inventories and Related Allowance for Excess and Obsolete Inventory

We value our inventories, consisting primarily of control units, single-use treatment catheters, and raw materials to produce the control units and treatment catheters, at the lower of cost or market value on the first-in, first-out (“FIFO”) basis. The inventory cost includes both merchandise and freight. A periodic review of the inventory on hand is performed to determine if the inventory is properly stated at the lower of cost or market. In performing this analysis we consider, at a minimum, the following factors: average selling prices, reimbursement changes, and changes in demand for our products due to competitive conditions or market acceptance. Each type of inventory is analyzed to determine net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.

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

Results of Operations

Fiscal Years Ended June 30, 2004 and 2003

Net Sales

Net sales increased to $24.3 million in fiscal 2004 from $18.8 million in fiscal 2003. The sales growth was primarily attributable to increased sales of single-use treatment catheters at moderately higher average per unit selling prices, partially offset by a decrease in revenue from sales of Cooled ThermoTherapy system control units. Although the number of control units sold increased slightly in fiscal 2004 compared to fiscal 2003, a decrease in the average per unit sales price of these systems more than offset the increased unit volume. Sales of single-use treatment catheters accounted for 93% of revenue in fiscal 2004, compared to 88% in fiscal 2003. We believe that our sales and marketing efforts focused on improving office based utilization through physician education on the clinical benefits of Cooled ThermoTherapy combined with the increased Medicare reimbursement rate for Cooled ThermoTherapy procedures performed in the urologist’s office, which went into effect January 1, 2004, resulted in increased interest and demand for our products this year. We expect demand for our treatment catheters to continue to increase as we continue to focus on increasing the utilization rates of our existing customers while economically providing access to our technology to new accounts through our scheduled access program and our mobile partners.

At June 30, 2004, we had a domestic installed base of 427 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs, compared to an installed base of 381 units at June 30, 2003.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters. Cost of goods sold for fiscal 2004 increased to $8.5 million from $7.9 million in fiscal 2003, due primarily to higher sales volumes of both single-use treatment catheters and control units, partially offset by lower per unit manufacturing costs. Additionally, fiscal 2003 cost of goods sold included a fiscal fourth quarter charge of $610,000 for a lower-of-cost or market write-down of control unit inventory and fiscal 2004 cost of goods sold includes a $160,000 charge, recorded in the first fiscal quarter, for a commitment to purchase additional control unit inventory at prices which exceeded the expected future sales value.

Gross profit as a percentage of sales increased to 65% in fiscal 2004 from 58% in the prior fiscal year. The increase in the gross profit rate resulted primarily from the increased volume of higher margin single-use treatment catheters sold in fiscal year 2004, combined with a modest increase in the average per unit selling prices and a reduction in the average per unit manufacturing cost of single-use treatment catheters, partially offset by a decrease in the average per unit selling price of Cooled ThermoTherapy system control units. Additionally, fiscal 2003 gross profit rates were negatively impacted by the $610,000 charge described above. We expect gross profit rates as a percentage of revenue to continue to improve as we focus on growing sales of our higher margin, single-use treatment catheters.

Selling, General & Administrative

Selling, general and administrative expenses in fiscal 2004 decreased to $12.3 million from $15.4 million in fiscal 2003. The decrease in expense is attributable to the organizational restructuring and workforce reduction that occurred in the fourth fiscal quarter of 2003, and a reduction in legal expenses related to the patent infringement suit we filed to protect our intellectual property that was settled in January 2004. We expect selling, general and administrative expenses in fiscal 2005 to increase as we continue to invest in programs and resources designed to generate awareness and further acceptance of Cooled ThermoTherapy.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $2.4 million in fiscal 2004 from $3.7 million in the prior fiscal year. The decrease in expenses resulted primarily from the organizational restructuring and workforce reduction that occurred in the fourth fiscal quarter of 2003, and decreased expenditures on product development activities and clinical trial expenses. We expect research and development expenses to increase by approximately $1.0 million in fiscal 2005 over fiscal 2004, as we invest in programs designed to expand our Cooled ThermoCath® product line and further improve our technology.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $664,000 for both fiscal 2004 and 2003. The amortization of intangible assets is a result of the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000. We expect amortization expense in fiscal 2005 to be approximately $664,000.

Restructuring

In May 2003, we announced plans for organizational restructuring that eliminated 28 positions within the Company and also resulted in our vacating a portion of our leased facility. During the fourth quarter of fiscal 2003 we recorded a $1.3 million restructuring charge to cover the expenses associated with these items. All of the targeted headcount reductions were completed by June 2003, and we sublet the vacated space beginning in the second quarter of fiscal 2004.

During fiscal 2004, we recorded a $200,000 restructuring benefit, which resulted from a reduction in our severance obligations related to the May 2003 workforce reduction. All severance obligations have been paid. The lease term on the vacated space currently runs through fiscal 2008.

Net Interest Income

Net interest income for fiscal 2004 decreased to $57,000 from $123,000 in the prior fiscal year. The decrease was due to lower interest income resulting from lower cash and investment balances, partially offset by lower interest expense.

Fiscal Years Ended June 30, 2003 and 2002

Net Sales

Net sales for fiscal 2003 decreased $4 million or 17% to $18.8 million, compared to sales of $22.7 million in the prior fiscal year. The decrease in revenue was caused by a decrease in the number of Cooled ThermoTherapy system control units sold as well as a drop in the average per unit selling price of these systems, and a decrease in the number of single-use treatment catheters sold. Sales of single-use treatment catheters accounted for approximately 88% of all revenue in fiscal 2003 compared to 79% in fiscal 2002. Both the volume of Cooled ThermoTherapy system control units sold and the sales price of these systems were affected by competitive offerings in the marketplace. In addition, the effort to expand our sales force during the first six-months of fiscal 2003 limited the growth of treatment catheter sales as both sales management and our experienced sales representatives invested a significant amount of time recruiting and training new team members which reduced contact with existing customers and slowed the effort to generate new business. At June 30, 2003 we had an installed base of 381 Cooled ThermoTherapy system control units, including the units that are being used by customers pursuant to our evaluation and long-term use programs, compared to an installed base of 299 units at June 30, 2002.

Cost of Goods Sold and Gross Profit

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

Gross profit as a percentage of sales decreased to 58% in fiscal 2003 from 66% in fiscal 2002, due primarily to the decrease in the average per unit selling price of our Cooled ThermoTherapy system control units and the $610,000 charge to cost of goods sold in the fourth quarter of fiscal 2003 for the lower of cost or market adjustment to Cooled ThermoTherapy system control unit inventory and future purchase commitments.

Selling, General & Administrative

Selling, general and administrative expenses increased to $15.4 million in fiscal 2003 from $12 million in the prior fiscal year. The increase in expenses resulted from the expansion of our direct sales force during the first six months of fiscal 2003 and expenses related to a patent infringement suit that we filed to protect our intellectual property.

Research and Development

Research and development expenses decreased to $3.7 million in fiscal 2003 from $4.1 million in the prior fiscal year. The decrease in research and development expenses resulted from decreased expenditures on product development activities partially offset by increased clinical study activity.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $664,000 in fiscal 2003, as well as fiscal 2002.

Restructuring

Restructuring expense for fiscal 2003 totaled $1.3 million compared to no restructuring expense in fiscal 2002. This restructuring action was initiated in May 2003 and concluded in June 2003. Approximately $1.0 million of this charge related to severance and company paid benefit expenses associated with the elimination of 28 positions and approximately $275,000 related to vacated leased space resulting from a facility consolidation.

Net Interest Income

Net interest income decreased to $123,000 during fiscal 2003 from $234,000 in the prior fiscal year. The decrease was attributable to lower interest income due to lower cash and investment balances partially offset by lower interest expense.

Liquidity and Capital Resources

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of June 30, 2004, we had total cash, cash equivalents and available-for-sale investments of $7.6 million compared $4.6 million as of June 30, 2003. The increase in cash, cash equivalents, and available-for-sale investments resulted primarily from the significant improvement in operating results in fiscal 2004, combined with approximately $1.0 million of proceeds from the exercise of stock options.

Cash Provided by Operating Activities

During fiscal 2004, we generated $2.9 million of cash from operating activities. Our net earnings of $642,000 combined with depreciation and amortization of $2.0 million accounted for the majority of the cash generated. Decreases in inventory and prepaid and other assets of $665,000 and $681,000, respectively, favorably impacted cash, but were offset by increases in accounts receivable of $560,000 and decreases in accounts payable and accrued expenses and deferred income of $322,000 and $220,000, respectively. The decrease in inventory resulted from a reduction in both raw material and finished goods inventory associated with control units. Prepaid and other assets decreased due to the elimination of a down-payment made in the fourth quarter of fiscal 2003 for inventory that was delivered in fiscal 2004, and the expensing of royalties and insurance premiums that were paid in prior periods. The $560,000 increase in accounts receivable was related to significantly increased revenue volume in fiscal 2004, and the decrease in accrued expenses and deferred income resulted from payments of severance and lease obligations associated with the May 2003 restructuring and a $200,000 adjustment to the restructuring reserve, combined with payments to our attorneys for previously incurred expenses associated with our patent litigation, partially offset by an increase in accrued compensation associated with our annual employee bonus program and increased sales commissions.

Cash Provided by Investing Activities

We generated $1.2 million from investing activities, resulting from the sale and maturity of $1.4 million of available-for-sale investments partially offset by the purchase of $112,000 of property and equipment. We expect capital expenditures in fiscal 2005 to be consistent with fiscal 2004 levels.

Cash Provided by Financing Activities

During fiscal 2004 we generated $283,000 from financing activities as a result of $1.0 million of proceeds from the exercise of stock options, partially offset by $351,000 of payments on capital lease obligations that were concluded during the third quarter of fiscal 2004, and a $410,000 debt payment to EDAP TMS S.A. (EDAP). On December 30, 2003, a final payment of $705,000, including interest, was due to EDAP under a promissory note dated October 1, 2000 in the original principal amount of $575,000 issued to EDAP by us pursuant to an Asset Purchase Agreement dated the same date (the “Note”). Pursuant to the terms of the Note, on December 30, 2003, we paid EDAP $130,000 of accrued interest and $410,000 of principal and have deferred payment of $165,000 for offset against future anticipated product claims against EDAP.

We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options. As of June 30, 2004, our property and equipment, net, included approximately $2.1 million of control units used in evaluation or long-term use programs. Depending on the growth of these programs, we may use additional capital to finance the units used by these customers.

Future contractual commitments, including interest, that will affect cash flows are as follows (in thousands):

	Total	2005	2006	2007	2008
Note payable	$172	$172	$—	$—	$—
Building lease	1,251	320	330	340	261

Total	$1,423	$492	$330	$340	$261

We have no contractual commitments beyond fiscal year 2008.

As of June 30, 2004, we have purchase commitments totaling $233,000 to EDAP for the purchase of Prostatron control units for scheduled delivery in fiscal 2005.

Based upon our financial performance in fiscal 2004, we believe our $7.6 million in cash, cash equivalents, and available-for-sale investments at June 30, 2004, together with the funds generated from operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents, and available-for-sale investments. Our financial investment portfolio at June 30, 2004, is carried at market value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates for the issues contained in the available-for-sale investment portfolio and was not materially different from the year-end carrying value. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

Our policy is not to enter into derivative financial instruments. We do not have any significant foreign currency exposure since we do not generally transact business in foreign currencies. Therefore, we do not have significant overall currency exposure. In addition, we do not enter into any futures or forward commodity contracts since we do not have significant market risk exposure with respect to commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in the Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (the company) as of June 30, 2004 and 2003, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Minneapolis, Minnesota

August 4, 2004

Urologix, Inc.

Balance Sheets

(In thousands, except per share data)

	June 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$5,142	$727
Available-for-sale investments	2,462	3,892
Accounts receivable, net of allowance of $299 and $365	2,689	2,129
Inventories, net	2,144	2,893
Prepaids and other current assets	371	697

Total current assets	12,808	10,338

Property and equipment:
Machinery, equipment and furniture	9,256	9,843
Less accumulated depreciation	(6,583)	(6,029)

Property and equipment, net	2,673	3,814
Other assets	2,049	2,404
Goodwill, net	10,193	10,193
Other intangible assets, net	8,449	9,113

Total assets	$36,172	$35,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$949	$1,271
Accrued compensation	1,425	476
Other accrued expenses	1,532	2,450
Capital lease obligations	—	351
Note payable	165	575
Deferred income	1,383	1,634

Total liabilities	5,454	6,757

COMMITMENTS AND CONTINGENCIES (Note 8)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,194 and 13,962 shares issued and outstanding	142	140
Additional paid-in capital	109,653	108,606
Accumulated deficit	(79,086)	(79,728)
Accumulated other comprehensive income	9	87

Total shareholders’ equity	30,718	29,105

Total liabilities and shareholders’ equity	$36,172	$35,862

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Operations

(In thousands, except per share data)

	For the Years Ended June 30
	2004	2003	2002
SALES	$24,324	$18,775	$22,742

COST OF GOODS SOLD	8,547	7,942	7,844

Gross profit	15,777	10,833	14,898

COSTS AND EXPENSES
Sales, general and administrative	12,338	15,390	12,046
Research and development	2,390	3,675	4,073
Amortization of other intangible assets	664	664	664
Restructuring	(200)	1,275	—

Total costs and expenses	15,192	21,004	16,783

OPERATING EARNINGS (LOSS)	585	(10,171)	(1,885)

INTEREST INCOME	110	289	495
INTEREST EXPENSE	(53)	(166)	(261)

NET EARNINGS (LOSS)	$642	$(10,048)	$(1,651)

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC	$0.05	$(0.72)	$(0.12)

NET EARNINGS (LOSS) PER COMMON SHARE—DILUTED	$0.04	$(0.72)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	14,015	13,915	13,810

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	14,649	13,915	13,810

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2001	13,630	$136	$107,397	$(68,029)	$5	$39,509
Change in unrealized gains on investments	—	—	—	—	34	34
Net loss	—	—	—	(1,651)	—	(1,651)

Comprehensive loss	—	—	—	—	—	(1,617)
Value of options issued to consultants	—	—	34	—	—	34
Stock options exercised	266	3	958	—	—	961
Common shares issued under employee stock purchase plan	6	—	60	—	—	60

Balance, June 30, 2002	13,902	139	108,449	(69,680)	39	38,947
Change in unrealized gains on investments	—	—	—	—	48	48
Net loss	—	—	—	(10,048)	—	(10,048)

Comprehensive loss	—	—	—	—	—	(10,000)
Stock options exercised	57	1	149	—	—	150
Common shares issued under employee stock purchase plan	3	—	8	—	—	8

Balance, June 30, 2003	13,962	140	108,606	(79,728)	87	29,105
Change in unrealized gains on investments	—	—	—	—	(78)	(78)
Net earnings	—	—	—	642	—	642

Comprehensive earnings	—	—	—	—	—	564
Value of options issued to consultants	—	—	5	—	—	5
Stock options exercised	220	2	1,012	—	—	1,014
Common shares issued under employee stock purchase plan	12	—	30	—	—	30

Balance, June 30, 2004	14,194	$142	$109,653	$(79,086)	$9	$30,718

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Cash Flows

(In thousands)

	For the Years Ended June 30
	2004	2003	2002
OPERATING ACTIVITIES
Net earnings (loss)	$642	$(10,048)	$(1,651)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,001	2,073	1,680
Value of options issued to consultants	5	—	34
Provision for bad debts	1	58	212
Change in operating assets and liabilities:
Accounts receivable	(561)	2,367	(1,568)
Inventories	665	(2,192)	(1,567)
Prepaids and other assets	681	455	(114)
Accounts payable	(322)	(846)	336
Accrued expenses and deferred income	(220)	626	76

Net cash provided by (used for) operating activities	2,892	(7,507)	(2,562)

INVESTING ACTIVITIES
Purchase of property and equipment	(112)	(280)	(282)
Purchase of investments	—	(12,364)	(61,758)
Proceeds from sales or maturities of investments	1,352	19,629	65,578

Net cash provided by investing activities	1,240	6,985	3,538

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,044	158	1,021
Payments made on capital lease obligations	(351)	(513)	(419)
Payments made on note payable	(410)	—	—

Net cash provided by (used for) financing activities	283	(355)	602

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,415	(877)	1,578

CASH AND CASH EQUIVALENTS
Beginning of year	727	1,604	26

End of year	$5,142	$727	$1,604

Supplemental cash-flow information

Cash paid during the period for interest	$157	$130	$225
Net value of inventory transferred to (from) property and equipment	$(84)	$1,723	$1,346

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.

Notes to Financial Statements

1. Nature of Business

Description of Operating Activities

Urologix, Inc. (Urologix or “the Company”) designs, develops, manufactures and markets medical devices for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We have developed a catheter-based therapy that uses a proprietary cooled microwave technology for the treatment of BPH. We market our products under the Targis and Prostatron names. Both systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. Although we began actively selling our products in 1997, we operated profitably for the first time in fiscal 2004.

2. Significant Accounting Policies

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of 90 days or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Available-for-Sale Investments

We invest in money market funds and U.S. government and investment-grade corporate debt investments with original maturities ranging from 91 days to two years. These investments are considered to be available for sale and are stated at market value, with the resulting unrealized gains or losses reported as a component of comprehensive earnings (loss) in the statements of shareholders’ equity. The gross realized gains and losses on sales of available-for-sale investments were not material for the years ended June 30, 2004, 2003 and 2002. Available-for-sale investments consist of corporate and governmental bonds and are quoted at their estimated fair value based on market quotes at June 30, 2004 and 2003 (in thousands) as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
2004	$2,453	$9	$0	$2,462
2003	$3,805	$87	$0	$3,892

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. We recognize revenue from single-use treatment catheter sales at the time of shipment. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use. We retain title to these control units and do not recognize any revenue on these control units until title has transferred. These programs are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Under these programs, we generally charge a higher price for each single-use treatment catheter to include the use of our Cooled ThermoTherapy system control unit by the customer. We recognize revenue on these single-use treatment catheters at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and consist of (in thousands):

	June 30, 2004	June 30, 2003
Raw materials	$1,304	$1,335
Work-in-process	163	508
Finished goods	677	1,050

Total inventories	$2,144	$2,893

Goodwill and Other Intangible Assets

In fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and as a result, we have ceased to amortize approximately $10.2 million of goodwill and $1.1 million of trademarks. Goodwill and trademarks are tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. We completed our fiscal 2004 assessment as of May 31, 2004 and have concluded that no impairment existed.

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

Property and Equipment

Property and equipment are stated at cost. Company owned Cooled ThermoTherapy system control units located at customer sites for evaluation and long-term use programs are classified as property and equipment, valued at cost and depreciated over a useful life of four years. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over their remaining useful lives. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment and furniture. Leasehold improvements are amortized over the shorter of the useful life of the assets or term of the lease.

Other Assets

Other assets consist primarily of prepaid royalties resulting from patent licensing agreements. The agreements require us to pay a royalty on sales of Cooled ThermoTherapy products. Royalties are charged to cost of goods sold as sales are recognized.

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

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Warranty provisions and claims for the years ended June 30, 2004 and 2003 were as follows (in thousands):

Years Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance
June 30, 2004	$159	$252	$(196)	$215
June 30, 2003	$203	$224	$(268)	$159

Net Earnings (Loss) Per Common Share

Basic earnings (loss) per share was computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net earnings (loss) per share was computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding plus all potentially dilutive common shares that result from stock options. The number of shares used in earnings per share computations is as follows (in thousands):

	For the years ended June 30,
	2004	2003	2002
Weighted average common shares outstanding—basic	14,015	13,915	13,810
Dilutive effect of stock options	634	—	—

Weighted average common shares outstanding—diluted	14,649	13,915	13,810

The dilutive effect of stock options in the above table excludes 261,000 of options for which the exercise price was higher than the average market price for the year ended June 30, 2004.

As a result of our net loss for the years ended June 30, 2003 and 2002, potentially dilutive common shares of 47,000 and 922,000, respectively, from stock options have been excluded from the calculation of diluted loss per share for those periods as the effect would be antidilutive.

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

Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net earnings (loss) and net earnings (loss) per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

	2004	2003	2002
Net earnings (loss), as reported	$642	$(10,048)	$(1,651)
Add: Stock-based employee compensation expense recognized in statement of operations	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method	(2,590)	(2,508)	(2,678)

Pro forma net loss	$(1,948)	$(12,556)	$(4,329)

Net earnings (loss) per share:
Basic—as reported	$0.05	$(0.72)	$(0.12)
Basic—pro forma	$(0.14)	$(0.90)	$(0.31)

Diluted—as reported	$0.04	$(0.72)	$(0.12)
Diluted—pro forma	$(0.14)	$(0.90)	$(0.31)

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

The weighted average fair value of our options at their grant date was approximately $2.70 in 2004, $2.72 in 2003, and $8.99 in 2002. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	2004	2003	2002
Volatility	87.4%	98.4%	83.4%
Risk-free interest rates	3.3%	1.7%	4.1%
Expected option life	4 years	4 years	4 years
Stock dividend yield	—	—	—

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

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

3. Other Intangible Assets, Net

Balances of other intangible assets, net, were as follows (in thousands):

	As of June 30, 2004			As of June 30, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$1,875	$5,625	$7,500	$1,375	$6,125
Customer base	2,300	616	1,684	2,300	452	1,848

Subtotal	$9,800	$2,491	7,309	$9,800	$1,827	7,973

Non-amortizing intangibles:
Trademarks			1,140			1,140

Total other intangible assets, net			$8,449			$9,113

Future annual amortization expense for other intangible assets is expected to be approximately $664,000 for each of the next five fiscal years.

4. Income Taxes

A reconciliation of our statutory tax rate to the effective rate is as follows:

	For the years ended June 30,
	2004	2003	2002
Federal statutory rate	34%	34%	34%
State taxes, net of federal tax benefit	—	—	—
Nondeductible expenses	5.7	(0.5)	(1.9)
General business credits	(7.8)	1.0	—
Valuation allowance	(31.9)	(34.5)	(32.1)

	—%	—%	—%

As of June 30, 2004, we have net operating loss carry forwards of approximately $81.2 million for federal income tax purposes which begin to expire in 2006. In addition, we have federal and state credit carry forwards of approximately $618,000 that begin to expire in 2006. Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions. A valuation allowance equal to the full amount of the related net deferred tax assets has been established due to the uncertainty of their realization.

The components of our deferred tax assets, net for the years ended June 30 are as follows (in thousands):

	2004	2003
Accrued expenses	$722	$1,050
Net operating loss carry forward	31,874	31,444
Charitable contribution carry forward	113	136
General business credits	618	393
Amortization of intangibles	(1,383)	(1,179)
Property, plant and equipment	(288)	(215)

Deferred tax assets, net	31,656	31,629
Valuation allowance	(31,656)	(31,629)

Total deferred tax assets, net	$—	$—

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

5. Deferred Income

Deferred income as of June 30 consisted of the following (in thousands):

	2004	2003
Deferred royalty income	$1,261	$1,445
Deferred warranty service income	122	189

Total deferred income	$1,383	$1,634

Deferred royalty income consists of a prepaid non-exclusive license that EDAP had previously granted to a third party for the use of technologies we acquired through the acquisition of EDAP’s Cooled ThermoTherapy product line. Deferred royalty income is recognized as the greater of amounts due based on actual sales or amortization of the license fee over the remaining license period of seven years.

Deferred revenue for prepayments made to us on warranty service contracts is recognized over the contract period ranging from 12 to 36 months.

6. Restructuring

In May 2003, we announced plans for organizational restructuring that eliminated 28 positions within the Company and also resulted in our vacating a portion of our leased facility. During the fourth quarter of fiscal 2003 we recorded a $1.3 million restructuring charge to cover the expenses associated with these items. All of the targeted headcount reductions were completed by June 2003, and we reached an agreement to sublet the vacated space beginning in the second quarter of fiscal 2004.

During fiscal 2004, we recorded a $200,000 restructuring benefit, which resulted from a reduction in our severance obligations related to the May 2003 workforce reduction. All severance obligations have been paid. The lease term on the vacated space currently runs through fiscal 2008.

Restructuring activity for the years ended June 30, 2004 and 2003 was as follows (in thousands):

	2004			2003
	Severance	Lease	Total	Severance	Lease	Total
Beginning balance	$636	$264	$900	$—	$—	$—
Expense accruals (reversals)	(210)	10	(200)	1,000	275	1,275
Cash payments	(426)	(105)	(531)	(364)	(11)	(375)

Ending balance	$—	$169	$169	$636	$264	$900

7. Stock Options

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of June 30, 2004, we had reserved 3,450,910 shares of common stock under this plan, and 277,499 shares were available for future grants. Options expire seven to ten years from the date of grant and are subject to varying vesting schedules. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Such options are immediately exercisable on the date of grant and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

In addition to the stock option plan described above, Fred B. Parks, the Company’s Chairman and Chief Executive Officer, received an option to purchase 225,000 shares in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 share grant began vesting over the period commencing on May 27, 2003 and ends on May 27, 2007, with 56,268 shares vesting on May 27, 2004, and 1/36th of the remaining 168,732 shares vesting on the 27th of each of the 36 months following May 27, 2004.

The following tables summarize our option activity:

	For the years ended June 30,
	2004		2003		2002
	Number of Options	Weighted - Avg. Exercise Price Per Option	Number of Options	Weighted - Avg. Exercise Price Per Option	Number of Options	Weighted - Avg. Exercise Price Per Option
Outstanding, beginning of year	1,453,391	$6.72	1,676,091	$8.06	1,605,670	$4.75
Options granted	776,000	$4.33	923,335	$4.06	612,675	$14.04
Options canceled	(354,183)	$7.58	(1,088,959)	$6.75	(275,779)	$6.49
Options exercised	(220,167)	$4.61	(57,076)	$2.62	(266,475)	$3.65

Outstanding, end of year	1,655,041	$5.70	1,453,391	$6.72	1,676,091	$8.06

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding as of June 30, 2004	Weighted-avg. Remaining Contractual Life	Weighted-avg. Exercise Price	Exercisable as of June 30, 2004	Weighted-avg. Exercise Price
$ — - $ 2.43	4,500	8.6	$2.14	832	$2.14
$ 2.44 - $ 4.86	1,166,818	8.4	$3.82	279,827	$3.83
$ 4.87 - $ 7.29	210,521	8.1	$5.80	104,264	$5.87
$ 7.30 - $ 9.72	41,980	6.7	$8.88	32,956	$9.11
$ 9.73 - $12.15	22,500	8.0	$11.71	12,500	$12.13
$12.16 - $14.58	126,110	6.3	$13.79	86,910	$13.80
$14.59 - $17.01	62,000	7.1	$15.65	58,791	$15.67
$17.02 - $19.44	10,612	7.2	$18.10	8,236	$18.25
$19.45 - $21.87	10,000	6.6	$20.28	8,332	$20.28

	1,655,041	8.1	$5.70	592,648	$7.72

Employee Stock Purchase Plan

We established an Employee Stock Purchase Plan (the Plan) and reserved 100,000 common shares for issuance under the Plan. Under the terms of the Plan, employees may purchase common shares at prices to be determined by the Company’s board of directors, ranging from 85% to 100% of the shares’ fair market value. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10% of the participant’s base pay, as defined. As of June 30, 2004, 100,000 shares have been issued under the Plan since inception for gross proceeds of $434,672 and no shares remain available for issuance under the Plan.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

8. Commitments and Contingencies

401(k) Plan

The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to IRS allowed limits. Company matching contributions are discretionary, and none have been made to date.

Leases

The Company leases its facility and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2008. Rent expense related to operating leases was approximately $311,000, $309,000, and $297,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Future minimum annual lease commitments under noncancelable operating leases with initial terms of one year or more are $320,000 in fiscal 2005, $330,000 in fiscal 2006, $340,000 in fiscal 2007, $261,000 in fiscal 2008, and none thereafter.

Note Payable

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

Contingencies

Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the financial position, liquidity or results of operations of the Company. In addition, the Company recently settled the litigation described below.

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

9. Geographic Segment Data

Our business activities include the design, development, marketing and sales of Cooled ThermoTherapy products and have been organized into one operating segment. Our domestic operations primarily consist of product development, sales and marketing. Our foreign operations consist of a network of distributors. There were no long-lived assets located outside of the United States. Revenue attributed to geographic areas based on the location of the customers for the years ended June 30 is as follows (in thousands):

	2004	2003	2002
United States	$23,867	$18,089	$21,121
Europe	204	419	673
Asia	253	267	948

Total	$24,324	$18,775	$22,742

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chairman and Chief Executive Officer, Fred B. Parks, and Vice President of Finance and Chief Financial Officer, Todd E. Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in the sections “Election of Directors,” “Information Regarding Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is contained in the sections entitled “Executive Compensation and Other Information,” “Compensation of Directors,” and “Employment and Change in Control Agreements” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item is contained in the section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the section entitled “Independent Registered Public Accountants” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

(1) Financial Statements.

The financial statements of the Company are listed at Item 8 of this Form 10-K.

(2) Financial Statement Schedules for years ended June 30, 2004, 2003 and 2002.

None.

(3) Exhibits.

Exhibit Number	Document	Incorporated by Reference To:
3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of the Company.	Exhibit 3.2 of the Company’s Form 10-K for the year ended June 30, 2003 (the “2003 Form 10-K”).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed on January 16, 1997 (the “1997 Registration Statement”).

4.2	Form of Rights Agreement dated January 14, 1997, between Urologix, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent	Exhibit 1 of the Company’s 1997 Registration Statement.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan	Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-82854) filed on February 15, 2002.

10.2	Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995	Exhibit 10.5 of the Company’s 1996 Registration Statement.

10.3	* Form of Change In Control Agreement between the Company and its Executive Officers dated as of July 19, 2004.	Attached hereto

10.4	* Letter between Urologix, Inc. and Fred B. Parks dated as of May 21, 2003.	Exhibit 10.5 of the 2003 Form 10-K

10.5	* Letter between Urologix, Inc. and Fred B. Parks dated as of July 19, 2004.	Attached hereto

10.6	* Stock Option Agreement with grant date of May 27, 2003 between the Company and Fred B. Parks.	Exhibit 10.6 of the 2003 Form 10-K

Exhibit Number	Document	Incorporated by Reference To:

10.9	Amendment of Lease Agreement dated October 4, 2002 between Parkers Lake I Realty Corp. and the Company.	Exhibit 10.9 of the 2003 Form 10-K.

23.1	Consent of KPMG LLP	Attached hereto.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.	Attached hereto.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. § 1350.	Attached hereto.

*	Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K. The Company furnished a Form 8-K dated April 22, 2004 during the last quarter covered by this Annual Report reporting under Items 7 and 12 certain information regarding the Company’s results of operations for the quarter ended March 31, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities indicated on September 13, 2004.

Signature	Title

/s/ FRED B. PARKS Fred B. Parks	Chairman of the Board and Chief Executive Officer (Principal executive officer)

/s/ TODD E. PAULSON Todd E. Paulson	Vice President, Finance and Chief Financial Officer (Principal accounting officer)

/s/ MITCHELL DANN Mitchell Dann	Director

/s/ SUSAN BARTLETT FOOTE Susan Bartlett Foote	Director

/s/ BOBBY I. GRIFFIN Bobby I. Griffin	Director

/s/ DANIEL STARKS Daniel Starks	Director

/s/ GUY C. JACKSON Guy C. Jackson	Director