Form 10-Q
period 2004-09-30
UROLOGIX INC
filed 2004-11-09
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 3, 2004, the Company had outstanding 14,287,468 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	September 30, 2004	June 30, 2004
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$6,804	$5,142
Available-for-sale investments	1,340	2,462
Accounts receivable, net of allowances of $315 and $299	2,885	2,689
Inventories	2,206	2,144
Prepaids and other current assets	352	371

Total current assets	13,587	12,808

Property and equipment:
Machinery, equipment and furniture	9,305	9,256
Less accumulated depreciation	(6,816)	(6,583)

Property and equipment, net	2,489	2,673
Other assets	1,960	2,049
Goodwill	10,193	10,193
Other intangible assets, net	8,283	8,449

Total assets	$36,512	$36,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,149	$949
Accrued compensation	517	1,425
Other accrued expenses	1,497	1,532
Current portion of long-term debt	165	165
Deferred income	1,313	1,383

Total current liabilities	4,641	5,454

COMMITMENTS AND CONTINGENCIES (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,287 and 14,194 shares issued and outstanding	143	142
Additional paid-in capital	110,024	109,653
Accumulated deficit	(78,298)	(79,086)
Accumulated other comprehensive income	2	9

Total shareholders’ equity	31,871	30,718

Total liabilities and shareholders’ equity	$36,512	$36,172

(*)	The Balance Sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Sales	$6,051	$5,061
Cost of goods sold	1,838	2,107

Gross profit	4,213	2,954

Costs and expenses:
Selling, general and administrative	2,727	2,825
Research and development	642	584
Amortization of intangible assets	41	41

Total costs and expenses	3,410	3,450

Operating earnings (loss)	803	(496)
Interest income, net	26	6

Net earnings (loss) before taxes	829	(490)
Provision for income taxes	41	—

Net earnings (loss)	$788	$(490)

Net earnings (loss) per common share - basic	$0.06	$(0.04)

Net earnings (loss) per common share - diluted	$0.05	$(0.04)

Weighted average number of shares used in basic per share calculations	14,212	13,965

Weighted average number of shares used in diluted per share calculations	15,040	13,965

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Operating Activities:
Net earnings (loss)	$788	$(490)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	479	534
Provision for bad debts	37	25
Change in operating items:
Accounts receivable	(233)	(302)
Inventories	(180)	26
Prepaids and other assets	108	264
Accounts payable	200	(153)
Accrued expenses and deferred income	(1,013)	(469)

Net cash provided by (used for) operating activities	186	(565)

Investing Activities:
Purchase of property and equipment	(11)	(22)
Proceeds from sale of available-for-sale investments, net	1,115	567

Net cash provided by investing activities	1,104	545

Financing Activities:
Payments made on capital lease obligations	—	(143)
Proceeds from exercise of stock options	372	12

Net cash provided by ( used for) financing activities	372	(131)

Net increase (decrease) in cash and cash equivalents	1,662	(151)
Cash and cash equivalents:
Beginning of period	5,142	727

End of period	$6,804	$576

Supplemental cash-flow information
Cash paid during the period for interest	$—	$18
Net value of inventory transferred to property and equipment	$118	$185

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2004

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company” or “Urologix”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2004 and the statements of operations and cash flows for the three months ended September 30, 2004 and 2003 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K for the year ended June 30, 2004.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

2. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2004

(Unaudited)

3. Basic and diluted earnings (loss) per share

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

	Three months ended September 30,
	2004	2003
Weighted average common shares outstanding - basic	14,212	13,965
Dilutive effect of stock options	828	—

Weighted average common shares outstanding - diluted	15,040	13,965

The dilutive effect of stock options in the above table excludes 434,000 of options for which the exercise price was higher than the average market price for the three month period ended September 30, 2004.

As a result of the net loss for the three month period ended September 30, 2003, dilutive potential common shares from stock options of 161,000 were excluded from the calculation of diluted earnings per share for the period as the effect would be antidilutive.

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

Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net earnings (loss) and net earnings (loss) per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

	Three months ended September 30,
	2004	2003
Net earnings (loss), as reported	$788	$(490)
Total stock-based employee compensation expense determined under fair value based method	(618)	(638)

Pro forma net earnings (loss)	$170	$(1,128)

Net earnings (loss) per share:
Basic - as reported	$0.06	$(0.04)
Basic - pro forma	$0.01	$(0.08)
Diluted - as reported	$0.05	$(0.04)
Diluted - pro forma	$0.01	$(0.08)

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2004

(Unaudited)

5. Inventories

Inventories consisted of the following as of (in thousands):

	September 30, 2004	June 30, 2004
Raw materials	$1,336	$1,304
Work in process	198	163
Finished goods	672	677

Total inventories	$2,206	$2,144

6. Other intangible assets, net

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

Effective July 1, 2004, we began including amortization expense relating to developed technologies within cost of goods sold. This expense was previously reported within amortization of intangible assets on the statements of operations. Consistent with this change, we have re-classified $125,000 of such expense to cost of goods sold for the three month period ended September 30, 2003. Amortization expense related to other intangible assets was $166,000 for the three month period ended September 30, 2004, with $125,000 of this expense reported in cost of goods sold and $41,000 reported in amortization of intangible assets. Amortization expense for the next nine months of fiscal 2005 and for each of the next four fiscal years is expected to be $498,000 and $664,000, respectively.

Balances of other intangible assets, net, were as follows (in thousands):

	As of September 30, 2004
	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$2,000	$5,500
Customer base	2,300	657	1,643

Subtotal	9,800	2,657	7,143

Non-amortizing intangibles:
Trademarks			1,140

Total other intangible assets			8,283

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2004

(Unaudited)

7. Comprehensive earnings (loss)

Comprehensive earnings (loss) includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive earnings (loss) are as follows (in thousands):

	Three months ended September 30,
	2004	2003
Net earnings (loss)	$788	$(490)
Change in net unrealized gains on available-for-sale investments	(7)	(29)

Comprehensive earnings (loss)	$781	$(519)

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

Warranty provisions and claims for the three month periods ended September 30, 2004 and 2003 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1	Warranty Provisions	Warranty Claims	Ending Balance at September 30
2005	$215	$77	$(140)	$152
2004	$159	$71	$(68)	$162

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2004

(Unaudited)

9. Restructuring Liability

In May 2003, we announced plans for an organizational restructuring which eliminated 28 positions within the Company and also resulted in our vacating a portion of our leased facility. All of the targeted headcount reductions were completed by June 2003, and we reached an agreement to sublet the vacated space beginning in the second quarter of fiscal 2004. All of the severance obligations were paid in fiscal 2004. The lease term on the vacated space currently runs through fiscal 2008.

Restructuring activity for the three month periods ended September 30, 2004 and 2003 were as follows (in thousands):

	Fiscal Year 2005			Fiscal Year 2004
	Severance	Lease	Total	Severance	Lease	Total
Beginning balance	$—	$169	$169	$636	$264	$900
Cash payments	—	(11)	(11)	(319)	(49)	(368)

Ending balance	$—	$158	$158	$317	$215	$532

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three month periods ended September 30, 2004 and 2003. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2004.

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the need to maintain profitability and increase revenues; the rate of adoption of Cooled ThermoTherapy™ (transurethral microwave thermotherapy) products, our sole products, by the medical community; the impact of competitive treatments, products and pricing; the development and effectiveness of the Company’s sales organization and marketing efforts; developments in the reimbursement environment for the Company’s products including the determination of reimbursement rates for Cooled ThermoTherapy; the ability of third-party suppliers to produce and supply products; the Company’s ability to successfully defend its intellectual property against infringement and the cost and expense associated with that effort. We caution readers not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. A detailed discussion of risks and uncertainties may be found below in “Factors That May Affect Our Future Results and The Trading Price of Our Common Stock” and in our Annual Report on Form 10-K for the year ended June 30, 2004.

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

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2004 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $4,000, which is subject to geographic adjustment, and which is of particular significance to us, as a significant portion of our Cooled ThermoTherapy treatments are currently performed in this environment. Reimbursement rates for calendar year 2005 will be published in the November 2004 edition of the Federal Register.

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

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. The key aspects of our business strategy to achieve this goal are to: (i) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (ii) satisfy additional demand for Cooled ThermoTherapy systems through the efficient use of our installed base of Cooled ThermoTherapy system control units, and (iii) increase market awareness of Cooled ThermoTherapy.

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

We anticipate fiscal 2005 annual revenues in the range of $25 million to $28 million, up from $24.3 million in fiscal year 2004. Diluted net earnings per share are expected to be $0.14 to $0.22 per share compared to $0.04 per share last fiscal year. The fiscal 2005 guidance includes an increased investment in research and development over fiscal 2004 levels and assumes an income tax rate of 5 percent for fiscal 2005.

Critical Accounting Policies:

In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial statements, financial results and condition, and require complex management judgment.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. We recognize revenue from treatment catheter sales at the time of shipment. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use. We retain title to these control units and do not recognize any revenue on these control units until title has transferred. These programs are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Under these programs, we generally charge a higher price for each single-use treatment catheter to include the use of our Cooled ThermoTherapy system control unit by the customer. We recognize revenue on these single-use treatment catheters at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors. If the historical data used to calculate these estimates does not properly reflect future returns, our revenues could be overstated.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

In accordance with Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” we have ceased to amortize approximately $10.2 million of goodwill and $1.1 million of trademarks. Goodwill and trademarks are tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the impairment tests are considered critical, due to the amount of goodwill and trademarks recorded on our balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.

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

RESULTS OF OPERATIONS

Net Sales

Net sales increased to $6.1 million for the three month period ended September 30, 2004 from $5.1 million during the same period of the prior fiscal year. The sales growth in the three month period ended September 30, 2004 was primarily attributable to increased sales of our single-use treatment catheters in the United States at higher average per unit selling prices, partially offset by lower revenue from sales of Cooled ThermoTherapy system control units. The increase in the average per unit selling prices of our single-use treatment catheters resulted from our price standardization initiative that was implemented effective January 1, 2004, as well as a stronger mix of sales to our direct office accounts. Sales of our disposable treatment catheters accounted for over 95% of our revenue in the first quarter of fiscal 2005, compared to 93% of revenue in the prior year. At September 30, 2004, we had a domestic installed base of 437 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs, compared to an installed base of 427 units at June 30, 2004.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, and amortization expense relating to developed technologies. Effective July 1, 2004, we began including this amortization expense within cost of goods sold. This expense was previously reported within amortization of intangibles and consistent with this change, we have re-classified this expense to cost of goods sold for the periods prior to this change. For the three month period ended September 30, 2003, the re-classification adjustment was $125,000.

Cost of goods sold for the three month period ended September 30, 2004 decreased to $1.8 million from $2.1 million during the three month period ended September 30, 2003. The decrease in cost of goods sold resulted from lower per unit manufacturing costs of both our single-use treatment catheters and control units as well as the $160,000 charge that occurred in the first quarter of fiscal 2004 for a commitment to purchase additional control unit inventory at prices which exceeded the expected future sales value.

Gross profit as a percentage of sales for the three month period ended September 30, 2004 increased to 70% from 58% in the three month period ended September 30, 2003. The increase in gross profit rates resulted primarily from increased average per unit selling prices of our single-use treatment catheters combined with reductions in the per unit manufacturing costs of both our single-use treatment catheters and Cooled ThermoTherapy system control units.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $2.7 million for the three month period ended September 30, 2004 from $2.8 million in the same period of fiscal year 2004. The decrease in expenses resulted primarily from a reduction in legal expenses related to the patent infringement suit we filed to protect our intellectual property which was settled in January 2004.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $642,000 from $584,000 for three month periods ended September 30, 2004 and 2003, respectively. The increase in expenses resulted primarily from increased expenditures on product development activities partially offset by lower clinical trial expenses.

Amortization of Intangible Assets

As noted above, effective July 1, 2004, we began including amortization expense relating to developed technologies within cost of goods sold. This expense was previously reported within amortization of intangible assets. Consistent with this change, we have re-classified this expense from amortization of intangible assets to cost of goods sold for the periods prior to this change. For the three month period ended September 30, 2003, the re-classification adjustment was $125,000.

Amortization of intangible assets was $41,000 for both of the three month periods ended September 30, 2004 and 2003. This amortization expense is related to the acquired customer base that resulted from the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000.

Net Interest Income

Net interest income for the three month period ended September 30, 2004 increased to $26,000 from $6,000 in the same period of the prior fiscal year due primarily to higher cash and investment balances as well as a reduction in interest expense associated with the lease obligation assumed as part of the Prostatron acquisition in October 2000. The lease obligation was completed during the third fiscal quarter of 2004.

Provision for Income Taxes

Income tax expense increased to $41,000 for the three month period ended September 30, 2004 from no income tax expense in the prior year period. Income tax expense in fiscal 2005 is expected to be approximately 5 percent.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of September 30, 2004, we had total cash, cash equivalents and available-for-sale investments of $8.1 million compared to $7.6 million as of June 30, 2004. Working capital increased to $8.9 million at September 30, 2004 from $7.4 million at June 30, 2004.

During the three months ended September 30, 2004, we generated $186,000 of cash from operating activities. Our net earnings of $788,000 combined with depreciation and amortization of $479,000 were partially offset by a decrease in accrued expenses and deferred income of $1.0 million. The significant decrease in accrued expenses and deferred income resulted primarily from the payment of employee bonuses and fiscal 2004 year-end sales commissions during the first quarter of fiscal 2005. These expenses were accrued in fiscal 2004. Increases in accounts receivable and inventory of $196,000 and $180,000, respectively, were nearly offset by an increase in accounts payables of $200,000 and a decrease in prepaids and other assets of $108,000.

During the first three months of fiscal 2005, we generated $1.1 million from investing activities, resulting from the net sale of $1.1 million of available-for-sale investments partially offset by the purchase of $11,000 of property and equipment.

During the three months ended September 30, 2004, we generated $372,000 in financing activities as a result of proceeds from the exercise of stock options.

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

We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options. As of September 30, 2004, our property and equipment, net, included approximately $1.9 million of control units used in evaluation or long-term use programs. Depending on the growth of these programs, we may use additional capital to finance the units used by these customers.

Based upon our financial performance in fiscal 2004 and the first three months of fiscal 2005, we believe our $8.1 million in cash, cash equivalents, and available-for-sale investments at September 30, 2004, together with the funds generated from operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

We have only attained profitability recently.

Although we produced net earnings of $788,000 for the three months ended September 30, 2004 and $642,000 for the year ended June 30, 2004, we have incurred losses of over $78 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

We have limited cash resources and may not have additional financing available to us.

We generated approximately $186,000 of cash and cash equivalents from operating activities in the three month period ended September 30, 2004 and ended that period with approximately $8.1 million of cash, cash equivalents, and available-for-sale investments. We believe our $8.1 million in cash, cash equivalents, and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

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

The continuing efforts of government, insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMO’s that could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may also result in lower prices for, or rejection of, our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available, and could have a material adverse effect on our revenues and ability to operate profitably.

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

We have previously contracted with third parties for the production of the Prostatron product line pursuant to written supply agreements. Our supply agreement for the production of the Prostatron control unit with EDAP ended on October 1, 2003. At this time, we do not have plans to enter into another supply agreement for the manufacture of Prostatron control units, as we believe our current inventory of Prostatron control units combined with company owned control units located at customer sites will adequately support future customer requirements. If, for any reason, customer demand exceeds our current projections, we could experience significant delays and expend significant resources in obtaining a new supply agreement with EDAP or another manufacturer. We also have a supply agreement with UTI Corporation (formerly Venusa) for the production of the Prostatron single-use treatment catheter that extends though April 2006 with an automatic renewal term.

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

We may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of our products in the United States or in other countries. Failure to comply with applicable regulatory approvals can, among other things, result in fines, and suspension of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, government regulations may be established that could prevent, delay, modify or rescind regulatory approval of our products. Any such position or change of position by the FDA may adversely impact our business and financial condition. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed in the United States or in other countries. In addition to obtaining such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. The FDA prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. We may not be able to obtain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition. In addition, the health care industry in the United States is generally subject to fundamental change due to regulatory, as well as political, influences. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include controls on health care spending through limitations on the growth of private purchasing groups and price controls. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

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

In December 2003, we determined that a component of one of our Cooled ThermoTherapy system control units may not perform properly under certain conditions. We advised our customers who are using the affected units of an appropriate product protocol to follow pending our implementation of a software solution that will resolve the performance issue. We submitted the software update addressing the problem to the FDA and have received its approval. We are currently in the process of installing the updated software on all affected units in the field. We expect to complete these installations in the second quarter of fiscal 2005. We believe we have adequately reserved for these expenses at September 30, 2004.

Fluctuations in our future operating results may negatively affect the market price of our common stock.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

•	the timing, volume and pricing of customer orders for both control units and single-use treatment catheters,

•	the impact to the marketplace of competitive products and pricing,

•	costs and expenses related to our effort to protect our intellectual property,

•	the timing of expenditures related to sales and marketing, and research and development, and

•	product availability.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents, and available-for-sale investments. Our financial investment portfolio at September 30, 2004 is carried at market value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates for the issues contained in the available-for-sale investment portfolio and was not materially different from the carrying value at September 30, 2004. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.
Exhibit 32	Certification pursuant to 18 U.S.C. 1350.

(b)	Report on Form 8-K

During the quarter covered by this report, the Company filed a Form 8-K dated September 29, 2004 reporting under Items 8.01 and 9.01 a press release announcing revised guidance for the Company’s first quarter of fiscal year 2005.

During the quarter covered by this report, the Company also furnished a Form 8-K dated August 9, 2004 furnishing under Items 7 and 12 certain information regarding the Company’s results of operations for the quarter and fiscal year ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 9, 2004

Urologix, Inc.
(Registrant)

/s/ Fred B. Parks.
Fred B. Parks
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd E. Paulson
Todd E. Paulson
Vice President and Chief Financial Officer
(Principal Financial Officer)