Form 10-Q
period 2004-12-31
UROLOGIX INC
filed 2005-02-09
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of February 1, 2005, the Company had outstanding 14,304,102 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2004	June 30, 2004
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$8,367	$5,142
Available-for-sale investments	1,005	2,462
Accounts receivable, net of allowances of $342 and $299	2,567	2,689
Inventories	2,421	2,144
Prepaids and other current assets	266	371

Total current assets	14,626	12,808

Property and equipment:
Machinery, equipment and furniture	9,533	9,256
Less accumulated depreciation	(7,102)	(6,583)

Property and equipment, net	2,431	2,673
Other assets	1,867	2,049
Goodwill, net	10,193	10,193
Other intangible assets, net	8,117	8,449

Total assets	$37,234	$36,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,211	$949
Accrued compensation	588	1,425
Other accrued expenses	1,476	1,532
Note payable	—	165
Deferred income	1,234	1,383

Total current liabilities	4,509	5,454

COMMITMENTS AND CONTINGENCIES (Note 11)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,303 and 14,194 shares issued and outstanding	143	142
Additional paid-in capital	110,088	109,653
Accumulated deficit	(77,505)	(79,086)
Accumulated other comprehensive income (loss)	(1)	9

Total shareholders’ equity	32,725	30,718

Total liabilities and shareholders’ equity	$37,234	$36,172

(*)	The Balance Sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Sales	$6,350	$5,619	$12,401	$10,680
Cost of goods sold	1,911	2,189	3,749	4,296

Gross profit	4,439	3,430	8,652	6,384

Costs and expenses:
Selling, general and administrative	2,801	3,147	5,528	5,972
Research and development	793	631	1,435	1,215
Amortization of intangible assets	41	41	82	82
Restructuring	—	(175)	—	(175)

Total costs and expenses	3,635	3,644	7,045	7,094

Operating earnings (loss)	804	(214)	1,607	(710)
Interest income, net	31	7	57	13

Net earnings (loss) before taxes	835	(207)	1,664	(697)
Provision for income taxes	42	—	83	—

Net earnings (loss)	$793	$(207)	$1,581	$(697)

Net earnings (loss) per common share - basic	$0.06	$(0.01)	$0.11	$(0.05)

Net earnings (loss) per common share - diluted	$0.05	$(0.01)	$0.11	$(0.05)

Weighted average number of shares used in basic per share calculations	14,294	13,985	14,253	13,975

Weighted average number of shares used in diluted per share calculations	14,692	13,985	14,909	13,975

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2004	2003
Operating Activities:
Net earnings (loss)	$1,581	(697)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	948	1,044
Provision for bad debts	51	47
Change in operating items:
Accounts receivable	71	(138)
Inventories	(591)	(2)
Prepaids and other assets	287	455
Accounts payable	262	(295)
Accrued expenses and deferred income	(1,103)	(435)

Net cash provided by (used for) operating activities	1,506	(21)

Investing Activities:
Purchase of property and equipment	(60)	(43)
Proceeds from sale / maturity of available-for-sale investments, net	1,447	782

Net cash provided by investing activities	1,387	739

Financing Activities:
Payments made on capital lease obligations	—	(296)
Payments made on note payable	(104)	(410)
Proceeds from exercise of stock options	436	146

Net cash provided by ( used for) financing activities	332	(560)

Net increase in cash and cash equivalents	3,225	158
Cash and cash equivalents:
Beginning of period	5,142	727

End of period	$8,367	$885

Supplemental cash-flow information

Cash paid during the period for interest	$16	$156
Net value of inventory transferred to property and equipment	$314	$111

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2004

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company” or “Urologix”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2004, and the statements of operations for the three and six month periods ended December 31, 2004 and 2003 and statements of cash flows for the six months ended December 31, 2004 and 2003 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K for the year ended June 30, 2004.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

2. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 151 (“SFAS No. 151”) “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard on July 1, 2005. No material impact on our financial statements is expected from the adoption of this standard.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 5 in the Notes to Condensed Financial Statements included in this Form 10-Q and in Note 2 in the Financial Statements included in our Form 10-K for the fiscal year ended June 30, 2004. The ultimate amount of increased compensation expense will be dependent on whether we adopt SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

3. Use of Estimates

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

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2004

(Unaudited)

4. Basic and diluted earnings (loss) per share

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

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Weighted average common shares outstanding - basic	14,294	13,985	14,253	13,975
Dilutive effect of stock options	398	—	656	—

Weighted average common shares outstanding - diluted	14,692	13,985	14,909	13,975

The dilutive effect of stock options in the above table excludes 602,000 and 449,000 of options, respectively, for which the exercise price was higher than the average closing price for the three and six month periods ended December 31, 2004.

As a result of the net loss for the three and six month periods ended December 31, 2003, dilutive potential common shares from stock options of 437,000 and 278,000, respectively, were excluded from the calculation of diluted earnings per share for those periods as the effect would be antidilutive.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2004

(Unaudited)

5. Stock-Based Compensation

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

Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net earnings (loss) and net earnings (loss) per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$793	$(207)	$1,581	$(697)
Total stock-based employee compensation expense determined under fair value based method	(688)	(655)	(1,306)	(1,293)

Pro forma net earnings (loss)	$105	$(862)	$275	$(1,990)

Net earnings (loss) per share:
Basic - as reported	$0.06	$(0.01)	$0.11	$(0.05)
Basic - pro forma	$0.01	$(0.06)	$0.02	$(0.14)

Diluted - as reported	$0.05	$(0.01)	$0.11	$(0.05)
Diluted - pro forma	$0.01	$(0.06)	$0.02	$(0.14)

6. Inventories

Inventories consisted of the following as of (in thousands):

	December 31, 2004	June 30, 2004
Raw materials	$1,349	$1,304
Work in process	178	163
Finished goods	894	677

Total inventories	$2,421	$2,144

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2004

(Unaudited)

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

Effective July 1, 2004, we began including amortization expense relating to developed technologies within cost of goods sold. This expense was previously reported within amortization of intangible assets on the statements of operations. Consistent with this change, we have re-classified $125,000 and $250,000 of such expense to cost of goods sold for the three and six month periods ended December 31, 2003, respectively. Amortization expense related to other intangible assets was $166,000 and $332,000, respectively, for the three and six month periods ended December 31, 2004, of which, $125,000 and $250,000, respectively, was reported in cost of goods sold. Amortization expense for the next six months of fiscal 2005 and for each of the next four fiscal years is expected to be $332,000 and $664,000, respectively.

Balances of other intangible assets, net, were as follows (in thousands):

	As of December 31, 2004
	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$2,125	$5,375
Customer base	2,300	698	1,602

Subtotal	9,800	2,823	6,977

Non-amortizing intangibles:
Trademarks			1,140

Total other intangible assets			8,117

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2004

(Unaudited)

8. Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive income (loss) is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net earnings (loss)	$793	$(207)	$1,581	$(697)
Change in net unrealized gains on available-for-sale investments	(3)	(17)	(10)	(46)

Comprehensive income (loss)	$790	$(224)	$1,571	$(743)

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

Warranty provisions and claims for the six month periods ended December 31, 2004 and 2003 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1	Warranty Provisions	Warranty Claims	Ending Balance at December 31
2005	$215	$116	$(186)	$145
2004	$159	$127	$(72)	$214

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2004

(Unaudited)

10. Restructuring Liability

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

Restructuring activity for the six month periods ended December 31, 2004 and 2003 were as follows (in thousands):

	Fiscal 2005			Fiscal 2004
	Severance	Lease	Total	Severance	Lease	Total
Beginning balance at July 1	$—	$169	$169	$636	$264	$900
Expense accurals (reversals)	—	—	—	(175)	—	(175)
Cash payments	—	(22)	(22)	(426)	(72)	(498)

Ending balance at December 31	$—	$147	$147	$35	$192	$227

11. Legal Proceedings

Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As a consequence, we are involved in various legal actions in the ordinary course of our business. Although the outcome of any such legal actions cannot be predicted, management believes any losses that may occur from these matters are adequately covered by insurance, subject to applicable deductibles, and that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position, liquidity or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of Urologix’ financial condition and results of operations for the three and six month periods ended December 31, 2004 and 2003. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2004.

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the need to maintain profitability and increase revenues; the rate of adoption of Cooled ThermoTherapy™ products, Urologix’ sole products, by the medical community; the impact of competitive treatments, products and pricing; the development and effectiveness of the Company’s sales organization and marketing efforts; developments in the reimbursement environment for the Company’s products including the determination of reimbursement rates for Cooled ThermoTherapy (transurethral microwave thermotherapy); the ability of third-party suppliers to produce and supply products; the risk of product liability claims and the adequacy of our product liability insurance coverage; the Company’s ability to successfully defend its intellectual property against infringement and the cost and expense associated with that effort. We caution readers not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. A detailed discussion of risks and uncertainties may be found below in “Factors That May Affect Our Future Results and The Trading Price of Our Common Stock” and in our Annual Report on Form 10-K for the year ended June 30, 2004.

OVERVIEW

Urologix, Inc., based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

We have developed and offer non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of BPH, a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis® and Prostatron® names. Both systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician’s office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH that is superior to medication without the complications and side effects inherent in more invasive surgical procedures.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, approximately $2,100 in calendar year 2005, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $500 per procedure. The reimbursement rates for calendar 2005 are consistent with the 2004 rates.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2005 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,900, compared to $4,000 in calendar 2004, which is subject to geographic adjustment.

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

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. The key aspects of our business strategy to achieve this goal are to (i) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (ii) satisfy additional demand for Cooled ThermoTherapy systems through the efficient use of our installed base of Cooled ThermoTherapy system control units, and (iii) increase market awareness of Cooled ThermoTherapy.

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

We anticipate fiscal 2005 annual revenues in the range of $25 million to $28 million, up from $24.3 million in fiscal year 2004. Diluted net earnings per share are expected to be $0.16 to $0.22 per share compared to $0.04 per share last fiscal year. The fiscal 2005 guidance includes an increased investment in research and development over fiscal 2004 levels and assumes an income tax rate of 5 percent for fiscal 2005 compared to no tax expense in fiscal 2004.

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

Inventories and Related Allowance for Excess and Obsolete Inventory

We value our inventories, consisting primarily of control units, single-use treatment catheters, and raw materials to produce the control units and treatment catheters, at the lower of cost or market value on the first-in, first-out (“FIFO”) basis. The inventory cost includes both merchandise and freight. A quarterly review of the inventory on hand is performed to determine if the inventory is properly stated at the lower of cost or market. In performing this analysis we consider, at a minimum, the following factors: average selling prices, reimbursement changes, and changes in demand for our products due to competitive conditions or market acceptance. Each type of inventory is analyzed to determine net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have recorded and continue to carry a full valuation allowance against our net deferred tax assets. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine it is more likely than not that we will not realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make this determination. With our last four quarters of profit and in light of our historical losses, we continue to assess the need for a full valuation allowance against our net deferred tax assets. The valuation allowance at June 30, 2004 was $31.7 million. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

RESULTS OF OPERATIONS

Net Sales

Net sales increased to $6.4 million and $12.4 million, respectively, for the three and six month periods ended December 31, 2004 from $5.6 million and $10.7 million, respectively, during the same periods of the prior fiscal year. The sales growth in both periods was primarily attributable to increased revenue from sales of our single-use treatment catheters in the United States partially offset by lower revenues from the sale of single-use treatment catheters internationally. Average per unit selling prices of our single-use treatment catheters increased in both the three and six month periods ended December 31, 2004 compared to the same periods in the prior year, due primarily to our price standardization initiative that was implemented effective January 1, 2004, as well as a stronger mix of sales to our direct office accounts. Sales of our single-use treatment catheters accounted for approximately 94% of our revenue in the three month period ended December 31, 2004 compared to approximately 93% of revenue in the same period of the prior year. For the first half of fiscal 2005, sales of single-use treatment catheters accounted for approximately 95% of revenue compared to 93% of revenue in the first half of fiscal 2004.

At December 31, 2004 we had a domestic installed base of 453 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs, compared to an installed base of 437 units at September 30, 2004 and 427 units at June 30, 2004.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, and amortization expense relating to developed technologies. Effective July 1, 2004 we began including this amortization expense within cost of goods sold. This expense was previously reported within amortization of intangibles and consistent with this change, we have re-classified this expense to cost of goods sold for the periods prior to this change. For the three and six month periods ended December 31, 2003, the re-classification adjustment was $125,000 and $250,000, respectively.

Cost of goods sold for the three month period ended December 31, 2004 decreased to $1.9 million from $2.2 million during the same period of the prior fiscal year. The decrease in cost of goods sold resulted primarily from lower per unit manufacturing costs of both our single-use treatment catheters and control units. Cost of goods sold for the six month period ended December 31, 2004 decreased to $3.7 million from $4.3 million in the same period last fiscal year. The decrease resulted primarily from lower per unit manufacturing costs of both our single-use treatment catheters and control units as well as the $160,000 charge that occurred in the first quarter of fiscal 2004 for a commitment to purchase additional control unit inventory at prices which exceeded the expected future sales value.

Gross profit as a percentage of sales for both the three and six month periods ended December 31, 2004 increased to 70% from 61% and 60%, respectively in the three and six month periods ended December 31, 2003. The increase in gross profit rates in both periods resulted primarily from increased average per unit selling prices of both our single-use treatment catheters and Cooled ThermoTherapy system control units combined with reductions in the per unit manufacturing costs of both of these products.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $2.8 and $5.5 million, respectively, for the three month and six month periods ended December 31, 2004 from $3.1 million and $6.0 million, respectively, in the same periods of fiscal year 2004. The decrease in expenses in both periods resulted primarily from a reduction in legal expenses related to the patent infringement suit we filed to protect our intellectual property which was settled in January 2004, and lower variable selling expenses.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $793,000 and $1.4 million, respectively, for the three and six month periods ended December 31, 2004, from $631,000 and $1.2 million in the same periods of fiscal 2004. The increase in expenses in both periods resulted primarily from increased expenditures on product development activities partially offset by lower clinical trial expenses.

Amortization of Intangible Assets

As noted above, effective July 1, 2004, we began including amortization expense relating to developed technologies within cost of goods sold. This expense was previously reported within amortization of intangible assets. Consistent with this change, we have re-classified this expense from amortization of intangible assets to cost of goods sold for the periods prior to this change. For the three and six month periods ended December 31, 2003, the re-classification adjustment was $125,000 and $250,000, respectively.

Amortization of intangible assets was $41,000 and $82,000 for both of the three and six month periods ended December 31, 2004 and 2003, respectively. This amortization expense is related to the acquired customer base that resulted from the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000.

Restructuring

In May 2003, we announced plans for organizational restructuring which eliminated 28 positions within the Company and also resulted in our vacating a portion of our leased facility. During the fourth quarter of fiscal 2003 we recorded a $1.3 million restructuring charge to cover the expenses associated with these items. All of the targeted headcount reductions were completed by June 2003, and we began to sublet the vacated space in the second quarter of fiscal 2004.

The $175,000 restructuring benefit for the three and six month periods ended December 31, 2003, resulted from a reduction in our severance obligations related to the May 2003 workforce reduction. All severance related obligations have been paid and the lease term on the vacated space currently runs through fiscal 2008.

Net Interest Income

Net interest income for the three and six month periods ended December 31, 2004 increased to $31,000 and $57,000, respectively, from $7,000 and $13,000, respectively, in the same periods of fiscal 2004. The increase in both periods is due to higher cash and investment balances as well as a reduction in interest expense associated with the lease obligation assumed as part of the Prostatron acquisition in October 2000. The lease obligation was completed during the third fiscal quarter of 2004.

Provision for Income Taxes

Income tax expense increased to $42,000 and $83,000, respectively, for the three and six month periods ended December 31, 2004 from no income tax expense in the prior year periods. Income tax expense in fiscal 2005 is expected to be approximately 5 percent due primarily to federal and state alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of December 31, 2004, we had total cash, cash equivalents and available-for-sale investments of $9.4 million compared to $7.6 million as of June 30, 2004. Working capital increased to $10.1 million at December 31, 2004 from $7.4 million at June 30, 2004.

During the six months ended December 31, 2004, we generated $1.5 million of cash from operating activities. Our net earnings of $1.6 million combined with depreciation and amortization of $948,000 were partially offset by a decrease in accrued expenses and deferred income of $1.1 million. The significant decrease in accrued expenses and deferred income resulted primarily from the payment of employee bonuses and fiscal 2004 year-end sales commissions during the first quarter of fiscal 2005. These expenses were accrued in fiscal 2004. An increase in inventory of $591,000 was more than offset by an increase in accounts payable of $262,000 and decreases in accounts receivable and prepaid and other assets of $122,000 and $287,000, respectively. The increased investment in inventory resulted primarily from an increase in the number of control units produced during the first six months of fiscal 2005. A portion of this inventory was transferred into property and equipment in support of our customer evaluation and long-term use programs, and a portion remained in inventory at December 31, 2004.

During the first six months of fiscal 2005, we generated $1.4 million from investing activities, resulting from the net sale and maturity of $1.4 million of available-for-sale investments partially offset by the purchase of $60,000 of property and equipment.

During the six months ended December 31, 2004, we generated $332,000 from financing activities as a result of $436,000 of proceeds from the exercise of stock options partially offset by a $104,000 principal payment to EDAP for the retirement of the promissory note associated with the Prostatron acquisition. The final payment on the promissory note was made to EDAP on December 31, 2004. The payment totalled $120,000 and consisted of a $104,000 principal payment and $16,000 of accrued interest.

We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options. As of December 31, 2004, our property and equipment, net, included approximately $1.9 million of control units used in evaluation or long-term use programs. Depending on the growth of these programs, we may use additional capital to finance the units used by these customers.

Based upon our financial performance in fiscal 2004 and the first six months of fiscal 2005, we believe our $9.4 million in cash, cash equivalents, and available-for-sale investments at December 31, 2004, together with the funds generated from operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

Although we produced net earnings of $1.6 million for the six months ended December 31, 2004 and $642,000 for the year ended June 30, 2004, we have incurred losses of over $77 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

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

We cannot assure you that others may not independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets. Our competitors, many of which have substantial resources and may make substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to manufacture or market our products. Further, while we do not believe that any of our products or processes interfere with the rights of others, third parties may nonetheless assert patent infringement claims against us in the future.

Costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. In connection with a patent infringement suit we filed in March 2002, we granted ProstaLund AB, ProstaLund Operations AB, and Circon Corporation (a/k/a ACMI Corporation) a non-exclusive, royalty free license under certain of our patents to sell the ProstaLund transurethral microwave thermotherapy system marketed in the United States by ACMI Corporation as the CoreTherm device.

Any claim of infringement against us may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling, or using our products. The occurrence of this litigation, or the effect of an adverse determination in any of this type of litigation, could have a material adverse effect on our business, financial condition and results of operations.

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

Our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate.

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Like other participants in the medical device market, we are from time to time involved in lawsuits, claims and proceedings alleging product liability and related claims such as negligence. If product liability claims become substantial, our reputation could be damaged significantly, thereby harming our business. We may be required to pay substantial damage awards as a result of any successful product liability claims. Any product liability claim against us, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management.

As a result of our exposure to product liability claims, we currently carry product liability insurance covering our products with policy limits per occurrence and in the aggregate that we have deemed to be sufficient. We cannot predict, however, whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim against us or settlement by us in excess of our insurance coverage or our inability to maintain insurance in the future could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business.

The FDA and similar governmental authorities in other countries in which our products are sold, have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources, harm our reputation with our customers and damage our business.

In December 2003, we determined that a component of one of our Cooled ThermoTherapy system control units may not perform properly under certain conditions. We advised our customers who are using the affected units of an appropriate product protocol to follow pending our implementation of a software solution that will resolve the performance issue. We submitted the software update addressing the problem to the FDA and have received its approval. We are currently in the process of installing the updated software on all affected units in the field. We completed the majority of these installations during the second quarter of fiscal 2005 and expect to complete the remainder of these installations during the third quarter of fiscal 2005.

We have limited manufacturing experience and are dependent upon a limited number of third-party suppliers to manufacture our products.

We produce the single-use treatment catheters for the Targis system and in January 2004 we began manufacturing the Targis system control unit. Our success will depend upon our ability to cost-effectively manufacture a reliable product and deliver that product in a timely manner. Because we lack extensive manufacturing experience, we may encounter difficulties in maintaining production efficiencies, quality control and assurance, component supply and qualified personnel. We cannot assure you that we will be able to manufacture a reliable product and deliver that product to customers in a timely fashion. Our failure to maintain a reputation among our customers as a timely, responsive manufacturer or higher than expected manufacturing costs would adversely affect our business.

Other than the Targis system control unit and procedures kits, we outsource all other manufacturing for our products. We assemble Targis control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. Our reliance on outside suppliers for our components involves risks including limited control over the price and uncertainty regarding timely delivery and quality of parts. Additionally, we currently have a supply agreement with VTI Corporation (formerly Venusa) for the production of the Prostatron single-use treatment catheter that extends though April 2006 with an automatic renewal term.

The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet customer orders for our products and harm our reputation with customers and our business. Identifying and qualifying alternative suppliers of components or manufacturers of products takes time and involves significant additional costs and may delay the production of our products. Further, if we obtain a new supplier for a component, manufacture our product with an alternative component or if our products are manufactured by an alternative manufacturer, we may need to obtain FDA approval of a PMA supplement to reflect changes in product manufacturing and the FDA may require additional testing of any component from new suppliers prior to our use of these components. Further, if FDA approval of a PMA supplement is required, any delays in delivery of our product to customers would be extended and our costs associated with the change in product manufacturing would increase.

The failure of our third-party manufacturers to manufacture the products for us, and the failure of our components suppliers to supply us with the components, consistent with our requirements as to quality, quantity and timeliness would materially harm our business.

We have limited inventory of Prostatron control units and if customer demand exceeds our expectations, we will experience delays and expense in meeting customer demand that could be significant.

We have previously contracted with third parties for the production of the Prostatron product line pursuant to written supply agreements. Our supply agreement for the production of the Prostatron control unit with EDAP ended on October 1, 2003. At this time, we do not have plans to enter into another supply agreement for the manufacture of Prostatron control units, as we believe our current inventory of Prostatron control units combined with company owned control units located at customer sites will adequately support future customer requirements. If, for any reason, customer demand exceeds our current projections, we could experience significant delays and expend significant resources in obtaining a new supply agreement with EDAP or another manufacturer to meet this customer demand. Therefore, we are likely to experience significant delays in fulfilling unexpected, significant customer demand for our Prostatron control units.

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

We generated approximately $1.5 million of cash and cash equivalents from operating activities in the six month period ended December 31, 2004 and ended that period with approximately $9.4 million of cash, cash equivalents, and available-for-sale investments. We believe our $9.4 million in cash, cash equivalents, and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents, and available-for-sale investments. Our available-for-sale investments at December 31, 2004 are carried at market value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates for the issues contained in the available-for-sale investment portfolio and was not materially different from the carrying value at December 31, 2004. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As a consequence, we are involved in various legal actions in the ordinary course of our business. Although the outcome of any such legal actions cannot be predicted, management believes any losses that may occur from these matters are adequately covered by insurance, subject to applicable deductibles, and that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position, liquidity or results of operations. See “Factors that May Affect our Future Results and the Trading Price of our Common Stock – Our business of the manufacturing, marketing and sale of medical devices involves risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on November 9, 2004. Of the 14,228,615 shares of common stock outstanding and entitled to vote at the meeting, 13,424,004 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:

1.	To elect two directors to hold office for a term of three years or until their respective successors have been elected and shall qualify.

Nominee	Votes
Guy C. Jackson	For:	12,266,455
	Withheld:	1,157,549

Bobby I. Griffin	For:	12,143,730
	Withheld:	1,280,274

Susan Bartlett Foote, Mitchell Dann, Fred B. Parks and Daniel J. Starks continued their respective terms as directors after the Annual Meeting.

2.	To amend the Company’s Amended and Restated 1991 Stock Option Plan to increase the number of shares of common stock reserved and authorized for issuance thereunder by 1,000,000 shares.

For:	4,979,194
Against:	2,243,559
Abstained:	33,541
Broker Non-Vote:	6,167,710

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 9, 2005

Urologix, Inc.
(Registrant)

/s/ Fred B. Parks.
Fred B. Parks
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd E. Paulson
Todd E. Paulson
Vice President and Chief Financial Officer
(Principal Financial Officer)