Form 10-Q
period 2005-03-31
UROLOGIX INC
filed 2005-05-10
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 1, 2005, the Company had outstanding 14,305,004 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	March 31, 2005	June 30, 2004
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$9,411	$5,142
Available-for-sale investments	773	2,462
Accounts receivable, net of allowances of $326 and $299	3,299	2,689
Inventories	2,125	2,144
Prepaids and other current assets	176	371

Total current assets	15,784	12,808

Property and equipment:
Machinery, equipment and furniture	9,774	9,256
Less accumulated depreciation	(7,315)	(6,583)

Property and equipment, net	2,459	2,673
Other assets	1,771	2,049
Goodwill, net	10,193	10,193
Other intangible assets, net	7,951	8,449

Total assets	$38,158	$36,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,311	$949
Accrued compensation	786	1,425
Other accrued expenses	1,338	1,532
Note payable	—	165
Deferred income	1,238	1,383

Total current liabilities	4,673	5,454

COMMITMENTS AND CONTINGENCIES (Note 11)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,305 and 14,194 shares issued and outstanding	143	142
Additional paid-in capital	110,094	109,653
Accumulated deficit	(76,751)	(79,086)
Accumulated other comprehensive (loss) income	(1)	9

Total shareholders’ equity	33,485	30,718

Total liabilities and shareholders’ equity	$38,158	$36,172

(*)	The Balance Sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Sales	$6,524	$6,668	$18,925	$17,348
Cost of goods sold	2,002	2,491	5,751	6,787

Gross profit	4,522	4,177	13,174	10,561

Costs and expenses:
Selling, general and administrative	2,926	3,096	8,454	9,068
Research and development	795	559	2,230	1,774
Amortization of intangible assets	41	41	123	123
Restructuring	—	—	—	(175)

Total costs and expenses	3,762	3,696	10,807	10,790

Operating earnings (loss)	760	481	2,367	(229)
Interest income, net	34	21	91	34

Net earnings (loss) before taxes	794	502	2,458	(195)
Provision for income taxes	40	—	123	—

Net earnings (loss)	$754	$502	$2,335	$(195)

Net earnings (loss) per common share - basic	$0.05	$0.04	$0.16	$(0.01)

Net earnings (loss) per common share - diluted	$0.05	$0.03	$0.16	$(0.01)

Weighted average number of shares used in basic per share calculations	14,304	14,015	14,270	13,989

Weighted average number of shares used in diluted per share calculations	14,606	14,769	14,834	13,989

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
Operating Activities:
Net earnings (loss)	$2,335	$(195)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,422	1,527
Provision for bad debts	58	17
Change in operating items:
Accounts receivable	(668)	(54)
Inventories	(599)	594
Prepaids and other assets	473	600
Accounts payable	362	(512)
Accrued expenses and deferred income	(1,039)	(462)

Net cash provided by operating activities	2,344	1,515

Investing Activities:
Purchase of property and equipment	(92)	(24)
Proceeds from sale / maturity of available-for-sale investments, net	1,679	1,029

Net cash provided by investing activities	1,587	1,005

Financing Activities:
Payments made on capital lease obligations	—	(351)
Payments made on note payable	(104)	(410)
Proceeds from exercise of stock options	442	262

Net cash provided by ( used for) financing activities	338	(499)

Net increase in cash and cash equivalents	4,269	2,021
Cash and cash equivalents:
Beginning of period	5,142	727

End of period	$9,411	$2,748

Supplemental cash-flow information

Cash paid during the period for interest	$16	$157
Net value of inventory transferred to / (from) property and equipment	$618	$(101)

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2005

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company” or “Urologix”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2005, and the statements of operations for the three and nine month periods ended March 31, 2005 and 2004 and statements of cash flows for the nine month periods ended March 31, 2005 and 2004 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K for the year ended June 30, 2004.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

2. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard on July 1, 2005. No material impact on our financial statements is expected from the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we will adopt this standard on July 1, 2005. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 5 in the Notes to Condensed Financial Statements included in this Form 10-Q and in the Financial Statements included in our Form 10-K for the fiscal year ended June 30, 2004. The ultimate amount of increased compensation expense will be dependent on a number of factors including whether we adopt SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2005

(Unaudited)

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

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Weighted average common shares outstanding - basic	14,304	14,015	14,270	13,989
Dilutive effect of stock options	302	754	564	—

Weighted average common shares outstanding - diluted	14,606	14,769	14,834	13,989

The dilutive effect of stock options in the above table excludes 598,000, 431,000, and 270,000 of options, respectively, for which the exercise price was higher than the average closing price for the three and nine month periods ended March 31, 2005 and the three month period ended March 31, 2004.

As a result of the net loss for the nine month period ended March 31, 2004, dilutive potential common shares from stock options of 460,000 were excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2005

(Unaudited)

5. Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and have elected to follow the “disclosure only” alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”.

Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123, the net earnings (loss) and net earnings (loss) per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net earnings (loss), as reported	$754	$502	$2,335	$(195)
Total stock-based employee compensation expense determined under fair value based method, net of tax	(725)	(652)	(1,966)	(1,945)

Pro forma net earnings (loss)	$29	$(150)	$369	$(2,140)

Net earnings (loss) per share:
Basic - as reported	$0.05	$0.04	$0.16	$(0.01)
Basic - pro forma	$—	$(0.01)	$0.03	$(0.15)

Diluted - as reported	$0.05	$0.03	$0.16	$(0.01)
Diluted - pro forma	$—	$(0.01)	$0.02	$(0.15)

6. Inventories

Inventories consisted of the following as of (in thousands):

	March 31, 2005	June 30, 2004
Raw materials	$1,338	$1,304
Work in process	242	163
Finished goods	545	677

Total inventories	$2,125	$2,144

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2005

(Unaudited)

7. Other intangible assets, net

Other intangible assets consist of developed technologies, customer base and trademarks. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible with an indefinite useful life, and it will not be amortized unless it is determined that the useful life is no longer indefinite.

Effective July 1, 2004, we began including amortization expense relating to developed technologies within cost of goods sold. This expense was previously reported within amortization of intangible assets on the statements of operations. Consistent with this change, we have re-classified $125,000 and $375,000 of such expense to cost of goods sold for the three and nine month periods ended March 31, 2004, respectively. Amortization expense related to other intangible assets was $166,000 and $498,000 respectively, for the three and nine month periods ended March 31, 2005, of which, $125,000 and $375,000, respectively, was reported in cost of goods sold. Amortization expense for the final three months of fiscal 2005 and for each of the next four fiscal years is expected to be $166,000 and $664,000, respectively.

Balances of other intangible assets, net, were as follows (in thousands):

	As of March 31, 2005
	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$2,250	$5,250
Customer base	2,300	739	1,561

Subtotal	9,800	2,989	6,811

Non-amortizing intangibles:
Trademarks			1,140

Total other intangible assets			$7,951

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2005

(Unaudited)

8. Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive income (loss) is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net earnings (loss)	$754	$502	$2,335	$(195)
Change in net unrealized gains (losses) on available-for-sale investments	—	(10)	(10)	(56)

Comprehensive income (loss)	$754	$492	$2,325	$(251)

9. Warranty

Some of our products are covered by warranties against defects in material and workmanship for periods of up to twenty-four months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs, the historical length of time between the sale and resulting warranty claim and other factors.

Warranty provisions and claims for the nine month periods ended March 31, 2005 and 2004 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1	Warranty Provisions	Warranty Claims	Ending Balance at March 31
2005	$215	$238	$(310)	$143
2004	$159	$203	$(127)	$235

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2005

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

Restructuring activity for the nine month periods ended March 31, 2005 and 2004 were as follows (in thousands):

	Fiscal 2005			Fiscal 2004
	Severance	Lease	Total	Severance	Lease	Total
Beginning balance at July 1	$—	$169	$169	$636	$264	$900
Expense accurals (reversals)	—	—	—	(185)	10	(175)
Cash payments	—	(33)	(33)	(426)	(94)	(520)

Ending balance at March 31	$—	$136	$136	$25	$180	$205

11. Legal Proceedings

Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As a consequence, we are involved in various legal actions in the ordinary course of our business. Although the outcome of any such legal actions cannot be predicted, management believes any losses that may occur from these matters are adequately covered by insurance, subject to applicable deductibles, and that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s statement of financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of Urologix’ financial condition as of March 31, 2005 and results of operations for the three and nine month periods ended March 31, 2005 and 2004. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2004.

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

OVERVIEW

Urologix, Inc., based in Minneapolis, Minnesota develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

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

We anticipate fiscal 2005 annual revenues in the range of $25.5 million to $26.2 million, compared to $24.3 million in fiscal year 2004. Diluted net earnings per share are expected to be $0.20 to $0.22 per share compared to $0.04 per share last fiscal year.

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

Product Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs, the historical length of time between the sale and resulting warranty claim and other factors. Should actual product failure rates, material usage or repair costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we have ceased to amortize approximately $10.2 million of goodwill and $1.1 million of trademarks. Goodwill and trademarks are tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the impairment tests are considered critical, due to the amount of goodwill and trademarks recorded on our balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have recorded and continue to carry a full valuation allowance against our net deferred tax assets. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine it is more likely than not that we will realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make the determination. With our last five quarters of profit and in light of our historical losses, we continue to assess the need for a full valuation allowance against our net deferred tax assets. The valuation allowance at June 30, 2004 was $31.7 million. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three month period ended March 31, 2005 decreased to $6.5 million from $6.7 million in the prior year period. The decrease in revenue during the period was primarily due to a decrease in the number of Cooled ThermoTherapy system control units sold during the quarter, partially offset by an increase in revenue from the sale of single-use treatment catheters. Net sales for the nine-month period ended March 31, 2005 increased to $18.9 million from $17.3 million in the same period of fiscal 2004. The sales growth resulted primarily from increased revenues from the sale of our single-use treatment catheters in the United States partially offset by a decrease in the number of Cooled ThermoTherapy system control units sold during the period as well as lower revenues from the sale of our single-use treatment catheters internationally. Average per unit selling prices of our single-use treatment catheters increased in both the three and nine month periods ended March 31, 2005 compared to the same periods in the prior year, due primarily to our price standardization initiative that was implemented effective January 1, 2004, as well as a stronger mix of sales to our direct office accounts. Sales of our single-use treatment catheters accounted for approximately 94% of our revenue in the three month period ended March 31, 2005 compared to approximately 91% of revenue in the same period of the prior year. For the first nine months of fiscal 2005, sales of single-use treatment catheters accounted for approximately 94% of revenue compared to 92% of revenue in the first nine months of fiscal 2004.

At March 31, 2005, we had a domestic installed base of 481 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs. This compares to an installed base of 453 units at December 31, 2004 and 427 units at June 30, 2004.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, and amortization expense relating to developed technologies. Effective July 1, 2004, we began including amortization expense related to developed technologies within cost of goods sold. This expense was previously reported within amortization of intangibles and consistent with this change, we have re-classified this expense to cost of goods sold for the periods prior to July 1, 2004. For the three and nine month periods ended March 31, 2004, the re-classification adjustment was $125,000 and $375,000, respectively.

Cost of goods sold for the three month period ended March 31, 2005 decreased to $2.0 million from $2.5 million during the same period of the prior fiscal year. The decrease in cost of goods sold resulted primarily from a decrease in the number Cooled ThermoTherapy system control units sold during the period combined with lower per unit manufacturing costs of our single-use treatment catheters. Cost of goods sold for the nine month period ended March 31, 2005 decreased to $5.8 million from $6.8 million in the same period last fiscal year. The decrease resulted primarily from a decrease in the number of Cooled ThermoTherapy system control units sold during the period combined with lower per unit manufacturing costs of our single-use treatment catheters as well as the $160,000 charge that occurred in the first quarter of fiscal 2004 for a commitment to purchase additional control unit inventory at prices which exceeded the expected future sales value.

Gross profit as a percentage of sales for the three and nine month periods ended March 31, 2005 increased to 69% and 70%, respectively, from 63% and 61%, respectively, in the three and nine month periods ended March 31, 2004. The increase in gross profit rates in both periods resulted primarily from an increased percentage of treatment catheter revenue in both periods of fiscal 2005 combined with increased average per unit selling prices of our single-use treatment catheters and reductions in their per unit manufacturing cost.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $2.9 million and $8.5 million, respectively, for the three and nine month periods ended March 31, 2005 from $3.1 million and $9.1 million, respectively, in the same periods of fiscal year 2004. The decrease in expenses for the third quarter of fiscal 2005 resulted primarily from a reduction in corporate overhead expenses, partially offset by an increase in expenses related to Sarbanes-Oxley Section 404 compliance efforts. The decrease in expenses for the first nine months of fiscal 2005 resulted primarily from a reduction in legal expenses related to the patent infringement suit we filed to protect our intellectual property which was settled in January 2004 and a reduction in corporate overhead expenses, partially offset by an increase in expenses related to Sarbanes-Oxley Section 404 compliance.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $795,000 and $2.2 million, respectively, for the three and nine month periods ended March 31, 2005, from $559,000 and $1.8 million in the same periods of fiscal 2004. The increase in expenses in both periods resulted primarily from increased expenditures on product development activities partially offset by lower clinical trial expenses.

Amortization of Intangible Assets

As noted above, effective July 1, 2004, we began including amortization expense relating to developed technologies within cost of goods sold. This expense was previously reported within amortization of intangible assets. Consistent with this change, we have re-classified this expense from amortization of intangible assets to cost of goods sold for the periods prior to this change. For the three and nine month periods ended March 31, 2004, the re-classification adjustment was $125,000 and $375,000, respectively.

Amortization of intangible assets was $41,000 and $123,000 for both of the three and nine month periods ended March 31, 2005 and 2004, respectively. This amortization expense is related to the acquired customer base that resulted from the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000.

Restructuring

In May 2003, we announced plans for organizational restructuring which eliminated 28 positions within the Company and also resulted in our vacating a portion of our leased facility. During the fourth quarter of fiscal 2003, we recorded a $1.3 million restructuring charge to cover the expenses associated with these items. All of the targeted headcount reductions were completed by June 2003, and we began to sublet the vacated space in the second quarter of fiscal 2004.

The $175,000 restructuring benefit for the nine month period ended March 31, 2004, resulted from a reduction in our severance obligations related to the May 2003 workforce reduction.

Net Interest Income

Net interest income for the three and nine month periods ended March 31, 2005 increased to $34,000 and $91,000, respectively, from $21,000 and $34,000, respectively, in the same periods of fiscal 2004. The increase in both periods is due to higher cash and investment balances as well as a reduction in interest expense associated with the lease obligation assumed as part of the Prostatron acquisition in October 2000. The lease obligation was completed during the third fiscal quarter of 2004.

Provision for Income Taxes

Income tax expense increased to $40,000 and $123,000, respectively, for the three and nine month periods ended March 31, 2005 from no income tax expense in the prior year periods. The income tax rate is expected to be approximately 5 percent in fiscal 2005 due primarily to federal and state alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of March 31, 2005, we had total cash, cash equivalents and available-for-sale investments of $10.2 million compared to $7.6 million as of June 30, 2004. Working capital increased to $11.1 million at March 31, 2005 from $7.4 million at June 30, 2004.

During the nine months ended March 31, 2005, we generated $2.3 million of cash from operating activities. Our net earnings of $2.3 million combined with depreciation and amortization of $1.4 million were partially offset by a decrease in accrued expenses and deferred income of $1.0 million. The significant decrease in accrued expenses and deferred income resulted primarily from the payment of employee bonuses and fiscal 2004 year-end sales commissions during the first quarter of fiscal 2005. These expenses were accrued in fiscal 2004. Increases in accounts receivable and inventory of $610,000 and $599,000, respectively, were partially offset by a decrease in prepaids and other assets of $473,000 and an increase in accounts payable of $362,000. The increased investment in inventory resulted primarily from an increase in the number of control units produced during the first nine months of fiscal 2005. A portion of this inventory was transferred into property and equipment in support of our customer evaluation and long-term use programs, and a portion remained in inventory at March 31, 2005.

During the first nine months of fiscal 2005, we generated $1.6 million from investing activities, resulting from the net sale and maturity of $1.7 million of available-for-sale investments partially offset by the purchase of $92,000 of property and equipment.

During the nine months ended March 31, 2005, we generated $338,000 from financing activities as a result of $442,000 of proceeds from the exercise of stock options partially offset by a $104,000 principal payment to EDAP for the retirement of the promissory note associated with the Prostatron acquisition. The final payment on the promissory note was made to EDAP on December 31, 2004.

We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options. As of March 31, 2005, our property and equipment, net, included approximately $2.0 million of control units used in evaluation or long-term use programs. Depending on the growth of these programs, we may use additional capital to finance the units used by these customers.

Based upon our financial performance in fiscal 2004 and the first nine months of fiscal 2005, we believe our $10.2 million in cash, cash equivalents, and available-for-sale investments at March 31, 2005, together with the funds generated from operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

Although we produced net earnings of $2.3 million for the nine months ended March 31, 2005 and $642,000 for the year ended June 30, 2004, we have incurred losses of approximately $77 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

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

We rely on patents, trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights. However, these legal means afford us only limited protection and may not adequately protect our rights or provide remedies to gain or keep any advantages we may have over our competitors.

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

In December 2003, we determined that a component of one of our Cooled ThermoTherapy system control units may not perform properly under certain conditions. We advised our customers who are using the affected units of an appropriate product protocol to follow pending our implementation of a software solution that will resolve the performance issue. We submitted the software update addressing the problem to the FDA and have received its approval. We completed the installation of the approved software update during the third quarter of fiscal 2005.

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

Other than the Targis system control unit and treatment catheters, we outsource all other manufacturing for our products. We assemble Targis control units and treatment catheters using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. Our reliance on outside suppliers for our components involves risks including limited control over the price and uncertainty regarding timely delivery and quality of parts. Additionally, we currently have a supply agreement with VTI Corporation (formerly Venusa) for the production of the Prostatron single-use treatment catheter that extends though April 2006 with an automatic renewal term.

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

We generated approximately $2.3 million of cash and cash equivalents from operating activities in the nine month period ended March 31, 2005 and ended that period with approximately $10.2 million of cash, cash equivalents, and available-for-sale investments. We believe our $10.2 million in cash, cash equivalents, and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resource needs for the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents, and available-for-sale investments. Our available-for-sale investments at March 31, 2005 are carried at market value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates for the issues contained in the available-for-sale investment portfolio and was not materially different from the carrying value at March 31, 2005. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Fred B. Parks, and Vice President and Chief Financial Officer, Todd E. Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls.

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As a consequence, we are involved in various legal actions in the ordinary course of our business. Although the outcome of any such legal actions cannot be predicted, management believes any losses that may occur from these matters are adequately covered by insurance, subject to applicable deductibles, and that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s statement of financial position or results of operations. See “Factors that May Affect our Future Results and the Trading Price of our Common Stock – Our business of the manufacturing, marketing and sale of medical devices involves risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate.”

ITEM 6. EXHIBITS

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

Date May 10, 2005

Urologix, Inc.

(Registrant)

/s/ Fred B. Parks.

Fred B. Parks

Chairman and Chief Executive Officer

(Principal Executive Officer)

/s/ Todd E. Paulson

Todd E. Paulson

Vice President and Chief Financial Officer

(Principal Financial Officer)