Form 10-K/A
period 2004-06-30
UROLOGIX INC
filed 2005-09-28
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

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

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-K/A which amends and restates the Company’s Form 10-K for the fiscal year ended June 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2004 (the “Original Filing”), is being filed to reflect the restatement of the financial statements for the fiscal years ended June 30, 2004, 2003 and 2002 and the related disclosures. During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of $286,000 for fiscal years 2004, 2003 and 2002, to increase its deferred tax asset valuation allowance for those years. See Note 2 to the financial statements for further details.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates certain information in Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include an updated consent of the Company’s independent registered public accounting firm and certifications re-executed as of the date of this Form 10-K/A from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm and the certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 23.1, 31.1, 31.2 and 32.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

PART I

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that are not historical or current facts are forward-looking statements. In addition, our officers may make forward looking statements in the future. We wish to caution readers that these statements are not predictions of actual future results. Our actual results could differ materially from any such forward-looking statements as a result of risks and uncertainties, including those set forth below in “Risks Related to Our Business” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Any such forward-looking statements reflect management’s opinions only as of the date of this Annual Report on Form 10-K/A, and we undertake no obligation to revise or publicly release the results of any revisions to any such forward-looking statements.

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

Although we produced net earnings of $356,000 for the year ended June 30, 2004, which was our first profitable year, we have incurred losses of approximately $80 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur expenses relating to sales and marketing activities, and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

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

ITEM 6. SELECTED FINANCIAL DATA

	Years ended June 30,
	Restated 2004(5)	Restated 2003(5)	Restated 2002(5)	2001(1)	2000
	(in thousands, except per share data)
Statements of Operations Data:
Sales	$24,324	$18,775	$22,742	$15,337	$8,163
Cost of goods sold	8,547	7,942 (2)	7,844	5,804	4,357

Gross profit	15,777	10,833	14,898	9,533	3,806

Costs and Expenses:
Sales, general and administrative	12,338	15,390	12,046	10,799	8,767
Research and development	2,390	3,675	4,073	3,533	3,614
Amortization of goodwill and other intangible assets(3)	664	664	664	1,082	—
Restructuring(4)	(200)	1,275	—	—	—

Total costs and expenses	15,192	21,004	16,783	15,414	12,381

Operating earnings (loss)	585	(10,171)	(1,885)	(5,881)	(8,575)
Interest income, net	57	123	234	746	1,477

Net earnings (loss) before income taxes	642	(10,048)	(1,651)	(5,135)	(7,098)
Provision for income taxes	(286)	(286)	(286)	—	—

Net earnings (loss)	$356	$(10,334)	$(1,937)	$(5,135)	$(7,098)

Basic:
Net earnings (loss) per common share	$0.03	$(0.74)	$(0.14)	$(0.40)	$(0.62)
Weighted average shares used in computing net earnings (loss) per share	14,015	13,915	13,810	12,760	11,514
Diluted:
Net earnings (loss) per common share	$0.02	$(0.74)	$(0.14)	$(0.40)	$(0.62)
Weighted average shares used in computing net earnings (loss) per share	14,649	13,915	13,810	12,760	11,514

	As of June 30,
	Restated 2004(5)	Restated 2003(5)	Restated 2002(5)	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$7,604	$4,619	$12,713	$14,921	$23,598
Working capital	7,354	3,581	14,007	14,935	23,131
Total assets	36,172	35,862	46,437	46,860	31,956
Total liabilities	6,312	7,329	7,776	7,351	3,186
Shareholders’ equity	29,860	28,533	38,661	39,509	28,770

(1)	Includes the acquisition of the Prostatron product line from EDAP on October 1, 2000.
(2)	Includes a $610,000 lower of cost or market write-down of control unit inventory and future control unit purchase commitments.
(3)	The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001, which eliminated the systematic amortization of goodwill and other indefinite lived intangible assets.
(4)	Represents a fiscal 2003 fourth quarter restructuring charge related to a workforce reduction and facilities consolidation and subsequent $200,000 recovery in fiscal 2004 due to a reduction in the severance related liabilities.
(5)	The financial statements as of June 30, 2004, 2003 and 2002 and for the fiscal years ended June 30, 2004, 2003 and 2002 have been restated. During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created with the adoption of SFAS 142 “Goodwill and Other Intangible Assets” was incorrectly offset against deferred income tax assets. As a result, the Company has recorded additional deferred tax expense of $286,000 for fiscal years 2004, 2003 and 2002 to increase its deferred tax asset valuation allowance for those years. See “Note 2, Restatement of Financial Statements” in the Notes to Financial Statements.

SELECTED QUARTERLY FINANCIAL DATA

	Restated Year Ended June 30, 2004
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Sales	$5,061	$5,619		$6,668	$6,976
Gross profit	3,079 (1)	3,555		4,302	4,841
Net earnings (loss)	(562)	(279	)(2)	430	767	(3)
Basic net earnings (loss) per share	$(0.04)	$(0.02)		$0.03	$0.05
Diluted net earnings (loss) per share	$(0.04)	$(0.02)		$0.03	$0.05

	Restated Year Ended June 30, 2003
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Sales	$4,464	$4,584		$4,558	$5,169
Gross profit	2,958	2,730		2,756	2,389	(4)
Net loss	(1,822)	(2,562)		(2,140)	(3,810	)(5)
Basic and diluted net loss per share	$(0.13)	$(0.18)		$(0.15)	$(0.27)

(1)	Includes a $160,000 charge for commitments to purchase control unit inventory at prices that exceeded the expected future sales value.
(2)	Includes a $175,000 restructuring benefit related to a reduction in previously accrued severance related liabilities.
(3)	Includes a $25,000 restructuring benefit related to a reduction in previously accrued severance related liabilities.
(4)	Includes a $610,000 lower of cost or market write-down of control unit inventory and control unit purchase commitments.
(5)	Includes a restructuring charge of $1.3 million related to a workforce reduction and facilities consolidation.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K/A. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risks Related to Our Business” in Item 1. All forward-looking statements included here are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Restatement of Financial Statements

During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of $286,000 for fiscal years 2004, 2003 and 2002 to increase its deferred tax asset valuation allowance for those years.

The Company has restated its June 30, 2004, 2003 and 2002 balance sheets, and its fiscal 2004, 2003 and 2002 statements of operations for the impact of this deferred tax liability as follows:

	June 30, 2004		June 30, 2003		June 30, 2002
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
BALANCE SHEET DATA:
Non-current deferred tax liability	$—	$858	$—	$572	$—	$286
Total liabilities	5,454	6,312	6,757	7,329	7,490	7,776
Accumulated deficit	(79,086)	(79,944)	(79,728)	(80,300)	(69,680)	(69,966)
Total shareholders’ equity	30,718	29,860	29,105	28,533	38,947	38,661
STATEMENT OF OPERATIONS DATA:
Income tax expense	$—	$286	$—	$286	$—	$286
Net income (loss)	642	356	(10,048)	(10,334)	(1,651)	(1,937)
Net income (loss) per common share
Basic	$0.05	$0.03	$(0.72)	$(0.74)	$(0.12)	$(0.14)
Diluted	$0.04	$0.02	$(0.72)	$(0.74)	$(0.12)	$(0.14)

There was no impact in any year on net cash provided by operating, financing, or investing activities on the statements of cash flows.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine it is more likely than not that we will realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make the determination. We continue to assess the need for a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider factors such as having a cumulative pretax loss of $11.1 million in the past three fiscal years. The valuation allowance at June 30, 2004 was $32.5 million. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

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

Provision for Income Taxes

Income tax expense was $286,000 for fiscal 2004 and fiscal 2003. Income tax expense represents the increase in the deferred tax liability resulting from the amortization of goodwill and trademarks for tax purposes. The deferred tax liability related to these indefinite lived intangible assets can not be offset against deferred tax assets with finite live.

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

Provision for Income Taxes

Income tax expense was $286,000 for fiscal 2003 and fiscal 2002. Income tax expense represents the increase in the deferred tax liability resulting from the amortization of goodwill and trademarks for tax purposes. The deferred tax liability related to these indefinite lived intangible assets can not be offset against deferred tax assets with finite lives.

Liquidity and Capital Resources

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of June 30, 2004, we had total cash, cash equivalents and available-for-sale investments of $7.6 million compared to $4.6 million as of June 30, 2003. The increase in cash, cash equivalents, and available-for-sale investments resulted primarily from the significant improvement in operating results in fiscal 2004, combined with approximately $1.0 million of proceeds from the exercise of stock options.

Cash Provided by Operating Activities

During fiscal 2004, we generated $2.9 million of cash from operating activities. Our net earnings of $356,000 combined with depreciation and amortization of $2.0 million accounted for the majority of the cash generated. Decreases in inventory and prepaid and other assets of $665,000 and $681,000, respectively, favorably impacted cash, but were offset by increases in accounts receivable of $560,000 and decreases in accounts payable and accrued expenses and deferred income of $322,000 and $220,000, respectively. The decrease in inventory resulted from a reduction in both raw material and finished goods inventory associated with control units. Prepaid and other assets decreased due to the elimination of a down-payment made in the fourth quarter of fiscal 2003 for inventory that was delivered in fiscal 2004, and the expensing of royalties and insurance premiums that were paid in prior periods. The $560,000 increase in accounts receivable was related to significantly increased revenue volume in fiscal 2004, and the decrease in accrued expenses and deferred income resulted from payments of severance and lease obligations associated with the May 2003 restructuring and a $200,000 adjustment to the restructuring reserve, combined with payments to our attorneys for previously incurred expenses associated with our patent litigation, partially offset by an increase in accrued compensation associated with our annual employee bonus program and increased sales commissions.

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

As discussed in note 2 to the financial statements, the Company has restated its financial statements as of June 30, 2004 and 2003 and for each of the years in the three-year period ended June 30, 2004.

KPMG LLP

Minneapolis, Minnesota

August 4, 2004, except as to note 2, which is as of September 28, 2005

Urologix, Inc.

Balance Sheets

(In thousands, except per share data)

	Restated June 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$5,142	$727
Available-for-sale investments	2,462	3,892
Accounts receivable, net of allowance of $299 and $365	2,689	2,129
Inventories, net	2,144	2,893
Prepaids and other current assets	371	697

Total current assets	12,808	10,338

Property and equipment:
Machinery, equipment and furniture	9,256	9,843
Less accumulated depreciation	(6,583)	(6,029)

Property and equipment, net	2,673	3,814
Other assets	2,049	2,404
Goodwill, net	10,193	10,193
Other intangible assets, net	8,449	9,113

Total assets	$36,172	$35,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$949	$1,271
Accrued compensation	1,425	476
Other accrued expenses	1,532	2,450
Capital lease obligations	—	351
Note payable	165	575
Deferred income	1,383	1,634

Total current liabilities	5,454	6,757

Deferred tax liability	858	572

Total liabilities	6,312	7,329
COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,194 and 13,962 shares issued and outstanding	142	140
Additional paid-in capital	109,653	108,606
Accumulated deficit	(79,944)	(80,300)
Accumulated other comprehensive income	9	87

Total shareholders’ equity	29,860	28,533

Total liabilities and shareholders’ equity	$36,172	$35,862

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Operations

(In thousands, except per share data)

	Restated For the Years Ended June 30,
	2004	2003	2002
SALES	$24,324	$18,775	$22,742

COST OF GOODS SOLD	8,547	7,942	7,844

Gross profit	15,777	10,833	14,898

COSTS AND EXPENSES
Sales, general and administrative	12,338	15,390	12,046
Research and development	2,390	3,675	4,073
Amortization of other intangible assets	664	664	664
Restructuring	(200)	1,275	—

Total costs and expenses	15,192	21,004	16,783

OPERATING EARNINGS (LOSS)	585	(10,171)	(1,885)

INTEREST INCOME	110	289	495
INTEREST EXPENSE	(53)	(166)	(261)

NET EARNINGS (LOSS) BEFORE INCOME TAXES	642	(10,048)	(1,651)
PROVISION FOR INCOME TAXES	(286)	(286)	(286)

NET EARNINGS (LOSS)	$356	$(10,334)	$(1,937)

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC	$0.03	$(0.74)	$(0.14)

NET EARNINGS (LOSS) PER COMMON SHARE—DILUTED	$0.02	$(0.74)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	14,015	13,915	13,810

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	14,649	13,915	13,810

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2001	13,630	$136	$107,397	$(68,029)	$5	$39,509
Change in unrealized gains on investments	—	—	—	—	34	34
Net loss (restated)	—	—	—	(1,937)	—	(1,937)

Comprehensive loss	—	—	—	—	—	(1,903)
Value of options issued to consultants	—	—	34	—	—	34
Stock options exercised	266	3	958	—	—	961
Common shares issued under employee stock purchase plan	6	—	60	—	—	60

Balance, June 30, 2002 (restated)	13,902	139	108,449	(69,966)	39	38,661
Change in unrealized gains on investments	—	—	—	—	48	48
Net loss (restated)	—	—	—	(10,334)	—	(10,334)

Comprehensive loss	—	—	—	—	—	(10,286)
Stock options exercised	57	1	149	—	—	150
Common shares issued under employee stock purchase plan	3	—	8	—	—	8

Balance, June 30, 2003 (restated)	13,962	140	108,606	(80,300)	87	28,533
Change in unrealized gains on investments	—	—	—	—	(78)	(78)
Net earnings (restated)	—	—	—	356	—	356

Comprehensive earnings	—	—	—	—	—	278
Value of options issued to consultants	—	—	5	—	—	5
Stock options exercised	220	2	1,012	—	—	1,014
Common shares issued under employee stock purchase plan	12	—	30	—	—	30

Balance, June 30, 2004 (restated)	14,194	$142	$109,653	$(79,944)	$9	$29,860

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Cash Flows

(In thousands)

	Restated For the Years Ended June 30,
	2004	2003	2002
OPERATING ACTIVITIES
Net earnings (loss)	$356	$(10,334)	$(1,937)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,001	2,073	1,680
Value of options issued to consultants	5	—	34
Provision for bad debts	1	58	212
Deferred income taxes	286	286	286
Change in operating assets and liabilities:
Accounts receivable	(561)	2,367	(1,568)
Inventories	665	(2,192)	(1,567)
Prepaids and other assets	681	455	(114)
Accounts payable	(322)	(846)	336
Accrued expenses and deferred income	(220)	626	76

Net cash provided by (used for) operating activities	2,892	(7,507)	(2,562)

INVESTING ACTIVITIES
Purchase of property and equipment	(112)	(280)	(282)
Purchase of investments	—	(12,364)	(61,758)
Proceeds from sales or maturities of investments	1,352	19,629	65,578

Net cash provided by investing activities	1,240	6,985	3,538

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,044	158	1,021
Payments made on capital lease obligations	(351)	(513)	(419)
Payments made on note payable	(410)	—	—

Net cash provided by (used for) financing activities	283	(355)	602

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,415	(877)	1,578

CASH AND CASH EQUIVALENTS
Beginning of year	727	1,604	26

End of year	$5,142	$727	$1,604

Supplemental cash-flow information

Cash paid during the period for interest	$157	$130	$225
Net value of inventory transferred to (from) property and equipment	$(84)	$1,723	$1,346

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

2. Restatement of Financial Statements

During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of $286,000 for fiscal years 2004, 2003 and 2002 to increase its deferred tax asset valuation allowance for those years.

The Company has restated its June 30, 2004, 2003 and 2002 balance sheets, and its fiscal 2004, 2003 and 2002 statements of operations for the impact of this deferred tax liability as follows:

	June 30, 2004		June 30, 2003		June 30, 2002
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
BALANCE SHEET DATA:
Non-current deferred tax liability	$—	$858	$—	$572	$—	$286
Total liabilities	5,454	6,312	6,757	7,329	7,490	7,776
Accumulated deficit	(79,086)	(79,944)	(79,728)	(80,300)	(69,680)	(69,966)
Total shareholders’ equity	30,718	29,860	29,105	28,533	38,947	38,661
STATEMENT OF OPERATIONS DATA:
Income tax expense	$—	$286	$—	$286	$—	$286
Net income (loss)	642	356	(10,048)	(10,334)	(1,651)	(1,937)
Net income (loss) per common share
Basic	$0.05	$0.03	$(0.72)	$(0.74)	$(0.12)	$(0.14)
Diluted	$0.04	$0.02	$(0.72)	$(0.74)	$(0.12)	$(0.14)

There was no impact in any year on net cash provided by operating, financing, or investing activities on the statements of cash flows. The restatement also impacts notes 3 and 5 to the financial statements.

3. Significant Accounting Policies

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine it is more likely than not that we will realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make the determination. We continue to assess the need for a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider factors such as having a cumulative pretax loss of $11.1 million in the past three fiscal years. The valuation allowance at June 30, 2004 was $32.5 million. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

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

Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net earnings (loss) and net earnings (loss) per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

	2004	2003	2002
Net earnings (loss), as reported (restated)	$356	$(10,334)	$(1,937)
Add: Stock-based employee compensation expense recognized in statement of operations	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method	(2,590)	(2,508)	(2,678)

Pro forma net loss (restated)	$(2,234)	$(12,842)	$(4,615)

Net earnings (loss) per share (restated):
Basic—as reported	$0.03	$(0.74)	$(0.14)
Basic—pro forma	$(0.16)	$(0.92)	$(0.33)

Diluted—as reported	$0.02	$(0.74)	$(0.14)
Diluted—pro forma	$(0.16)	$(0.92)	$(0.33)

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

4. Other Intangible Assets, Net

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

5. Income Taxes (Restated)

The components of income tax expense consist of the following (in thousands):

	For the years ended June 30,
	2004			2003			2002
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$—	$262	$262	$—	$262	$262	$—	$262	$262
State	—	24	24	—	24	24	—	24	24

Total	$—	$286	$286	$—	$286	$286	$—	$286	$286

A reconciliation of our statutory tax rate to the effective rate is as follows:

	For the years ended June 30,
	2004	2003	2002
Federal statutory rate	34%	(34%)	(34%)
State taxes, net of federal tax benefit	2.4%	0.2	1.0
Nondeductible expenses	5.7	0.5	1.9
General business credits	(7.8)	(1.0)	—
Valuation allowance	10.2	37.1	48.4

	44.5%	2.8%	17.3%

The components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2004	2003
Deferred Tax Assets:
Net operating loss carry forward	$31,874	$31,444
Charitable contribution carry forward	113	136
Federal and state general business credits	618	393
Accrued expenses	722	1,050

Gross deferred tax assets	33,327	33,023
Deferred Tax Liabilities:
Amortization of customer base and developed technologies	(525)	(607)
Amortization of goodwill and trademarks	(858)	(572)
Property, plant and equipment	(288)	(215)

Gross deferred tax liabilities	(1,671)	(1,394)

Net deferred tax assets before valuation allowance	31,656	31,629
Less: valuation allowance	(32,514)	(32,201)

Total non-current deferred tax liability	$(858)	$(572)

A valuation allowance equal to the full amount of the related gross deferred tax assets that will not reverse against taxable temporary differences has been established due to the uncertainty of their realization. As of June 30, 2004 and June 30, 2003, the valuation allowance was $32.5 million and $32.2 million, respectively. Of these amounts, $469,000 as of June 30, 2004 and $0 as of June 30, 2003 were attributable to increases in the net operating loss carry forwards resulting from the exercise of stock options. These amounts will be recorded as an increase to additional paid-in capital if it is determined in the future that this portion of the valuation allowance is no longer required.

At June 30, 2004, the expiration dates and amounts of our carry forward losses and credits for federal income tax purposes are as follows (in thousands):

Years expiring (in thousands)	Net Operating Losses	Research Credits
2005-2010	$4,749	$132
2011-2015	35,764	156
2016-2020	15,555	—
2021-2024	25,125	155

	$81,193	$443

Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

6. Deferred Income

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

8. Stock Options

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Fred B. Parks, and Chief Financial Officer, Todd E. Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Due to this material weakness in internal control over financial reporting, the Company performed other procedures in preparing its restated financial statements as of and for the fiscal year ended June 30, 2004 to ensure that such financial statements were presented fairly, in all material respects, in accordance with U.S. generally accepted accounting principles.

In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting for its fiscal year ended June 30, 2005, management identified a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes that led management to conclude that as of June 30, 2004, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by Company employees in the normal course of performing their assigned functions. This material weakness occurred as of June 30, 2004 because the Company’s management did not have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s accounting over this area. This lack of adequate technical expertise resulted in a material error in the Company’s accounting for income taxes, which was identified during the course of the Company’s 2005 audit. This error related to the Company not providing a sufficient valuation allowance against deferred tax assets that are not more likely than not to be realized. The Company had incorrectly netted deferred tax liabilities related to intangibles with indefinite lives against deferred tax assets related to net operating loss carryforwards with finite lives in determining the amount of allowance necessary. As a result of the error, the Company has restated its financial statements as of and for all periods presented in this report and for all the quarters for the year ended June 30, 2004.

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fiscal year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Regarding the material weakness described above, the Company is taking steps to ensure that the material weakness is remediated by implementing enhanced control procedures over accounting for income taxes which include education and training of Company management and staff to improve technical expertise with respect to income tax accounting. The Company is also evaluating whether to engage additional independent tax consulting resources to assist with the Company’s evaluation of complex issues concerning tax accounting and tax reserves and to assist management in developing its judgments with respect to such issues. The Company expects to have the remediation completed no later than December 31, 2005.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures and its internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

(1) Financial Statements.

The financial statements of the Company are listed at Item 8 of this Form 10-K/A.

(2) Financial Statement Schedules for years ended June 30, 2004, 2003 and 2002.

None.

(3) Exhibits.

Exhibit Number	Document	Incorporated by Reference To:
3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of the Company.	Exhibit 3.2 of the Company’s Form 10-K for the year ended June 30, 2003 (the “2003 Form 10-K”).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed on January 16, 1997 (the “1997 Registration Statement”).

4.2	Form of Rights Agreement dated January 14, 1997, between Urologix, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent	Exhibit 1 of the Company’s 1997 Registration Statement.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan	Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-82854) filed on February 15, 2002.

10.2	Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995	Exhibit 10.5 of the Company’s 1996 Registration Statement.

10.3	* Form of Change In Control Agreement between the Company and its Executive Officers dated as of July 19, 2004.	**

10.4	* Letter between Urologix, Inc. and Fred B. Parks dated as of May 21, 2003.	Exhibit 10.5 of the 2003 Form 10-K

10.5	* Letter between Urologix, Inc. and Fred B. Parks dated as of July 19, 2004.	**

10.6	* Stock Option Agreement with grant date of May 27, 2003 between the Company and Fred B. Parks.	Exhibit 10.6 of the 2003 Form 10-K

Exhibit Number	Document	Incorporated by Reference To:

10.9	Amendment of Lease Agreement dated October 4, 2002 between Parkers Lake I Realty Corp. and the Company.	Exhibit 10.9 of the 2003 Form 10-K.

23.1	Consent of KPMG LLP	Attached hereto.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.	Attached hereto.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. § 1350.	Attached hereto.

*	Indicates a management contract or compensatory plan or arrangement.
**	Previously filed with the Original Filing.

(b) Reports on Form 8-K. The Company furnished a Form 8-K dated April 22, 2004 during the last quarter covered by this Annual Report reporting under Items 7 and 12 certain information regarding the Company’s results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROLOGIX, INC.

By:	/s/ FRED B. PARKS
Fred B. Parks, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended Registration Statement has been signed below by the following persons in the capacities indicated on September 28, 2005.

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