Form 10-Q/A
period 2004-09-30
UROLOGIX INC
filed 2005-09-28
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 3, 2004, the Company had outstanding 14,287,468 shares of common stock, $.01 par value.

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-Q/A amends and restates the Company’s Form 10-Q for the quarter ended September 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2004 (the “Original Filing”), and is being filed to reflect the restatement of the condensed financial statements and other financial information of the Company for the first fiscal 2005 quarter ended September 30, 2004. During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of approximately $68,000 and $72,000, respectively for the first quarter of fiscal 2005 and 2004 to increase its deferred tax asset valuation allowance. See Note 2 to the condensed financial statements for further details.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates certain information in Items 1, 2 and 4 of Part I of the Original Filing, in each case solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to include certifications re-executed as of the date of this Form 10-Q/A from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2 and 32.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	Restated September 30, 2004	Restated June 30, 2004
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$6,804	$5,142
Available-for-sale investments	1,340	2,462
Accounts receivable, net of allowances of $315 and $299	2,885	2,689
Inventories	2,206	2,144
Prepaids and other current assets	352	371

Total current assets	13,587	12,808

Property and equipment:
Machinery, equipment and furniture	9,305	9,256
Less accumulated depreciation	(6,816)	(6,583)

Property and equipment, net	2,489	2,673
Other assets	1,960	2,049
Goodwill	10,193	10,193
Other intangible assets, net	8,283	8,449

Total assets	$36,512	$36,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,149	$949
Accrued compensation	517	1,425
Other accrued expenses	1,497	1,532
Current portion of long-term debt	165	165
Deferred income	1,313	1,383

Total current liabilities	4,641	5,454

Deferred tax liability	926	858

Total liabilities	5,567	6,312
COMMITMENTS AND CONTINGENCIES (Note 11)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,287 and 14,194 shares issued and outstanding	143	142
Additional paid-in capital	110,024	109,653
Accumulated deficit	(79,224)	(79,944)
Accumulated other comprehensive income	2	9

Total shareholders’ equity	30,945	29,860

Total liabilities and shareholders’ equity	$36,512	$36,172

(*)	The Balance Sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Restated Three Months Ended September 30,
	2004	2003
Sales	$6,051	$5,061
Cost of goods sold	1,838	2,107

Gross profit	4,213	2,954

Costs and expenses:
Selling, general and administrative	2,727	2,825
Research and development	642	584
Amortization of intangible assets	41	41

Total costs and expenses	3,410	3,450

Operating earnings (loss)	803	(496)
Interest income, net	26	6

Net earnings (loss) before taxes	829	(490)
Provision for income taxes	109	72

Net earnings (loss)	$720	$(562)

Net earnings (loss) per common share - basic	$0.05	$(0.04)

Net earnings (loss) per common share - diluted	$0.05	$(0.04)

Weighted average number of shares used in basic per share calculations	14,212	13,965

Weighted average number of shares used in diluted per share calculations	15,040	13,965

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Restated Three Months Ended September 30,
	2004	2003
Operating Activities:
Net earnings (loss)	$720	$(562)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	479	534
Provision for bad debts	37	25
Deferred income taxes	68	72
Change in operating items:
Accounts receivable	(233)	(302)
Inventories	(180)	26
Prepaids and other assets	108	264
Accounts payable	200	(153)
Accrued expenses and deferred income	(1,013)	(469)

Net cash provided by (used for) operating activities	186	(565)

Investing Activities:
Purchase of property and equipment	(11)	(22)
Proceeds from sale of available-for-sale investments, net	1,115	567

Net cash provided by investing activities	1,104	545

Financing Activities:
Payments made on capital lease obligations	—	(143)
Proceeds from exercise of stock options	372	12

Net cash provided by ( used for) financing activities	372	(131)

Net increase (decrease) in cash and cash equivalents	1,662	(151)
Cash and cash equivalents:
Beginning of period	5,142	727

End of period	$6,804	$576

Supplemental cash-flow information
Cash paid during the period for interest	$—	$18
Net value of inventory transferred to property and equipment	$118	$185

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2004

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company” or “Urologix”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2004 and the statements of operations and cash flows for the three months ended September 30, 2004 and 2003 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K/A for the year ended June 30, 2004.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

2. Restatement of Financial Statements

During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of approximately $68,000 and $72,000, respectively for the first quarter of fiscal 2005 and 2004 to increase its deferred tax asset valuation allowance.

The Company has restated its balance sheets as of September 30, 2004 and June 30, 2004, and its statements of operations for the fiscal quarters ended September 30, 2004 and 2003 for the impact of this deferred tax liability as follows:

	September 30, 2004		June 30, 2004
	As previously reported	As restated	As previously reported	As restated
BALANCE SHEET DATA:
Non-current deferred tax liability	$—	$926	$—	$858
Total liabilities	4,641	5,567	5,454	6,312
Accumulated deficit	(78,298)	(79,224)	(79,086)	(79,944)
Total shareholders’ equity	31,871	30,945	30,718	29,860

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	As previously reported	As restated	As previously reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$41	$109	$—	$72
Net income (loss)	788	720	(490)	(562)
Net income (loss) per common share
Basic	$0.06	$0.05	$(0.04)	$(0.04)
Diluted	$0.05	$0.05	$(0.04)	$(0.04)

There was no impact in any period on net cash provided by operating, financing, or investing activities on the statements of cash flows. The restatement also impacts note 5 and note 8 to the financial statements.

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

Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net earnings (loss) and net earnings (loss) per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

	Three months ended September 30,
	2004	2003
Net earnings (loss), as reported (restated)	$720	$(562)
Total stock-based employee compensation expense determined under fair value based method	(618)	(638)

Pro forma net earnings (loss) (restated)	$102	$(1,200)

Net earnings (loss) per share: (restated)
Basic - as reported	$0.05	$(0.04)
Basic - pro forma	$0.01	$(0.09)
Diluted - as reported	$0.05	$(0.04)
Diluted - pro forma	$0.01	$(0.09)

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2004

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

September 30, 2004

(Unaudited)

8. Comprehensive earnings (loss)

Comprehensive earnings (loss) includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive earnings (loss) are as follows (in thousands):

	Three months ended September 30,
	2004	2003
Net earnings (loss) (restated)	$720	$(562)
Change in net unrealized gains on available-for-sale investments	(7)	(29)

Comprehensive earnings (loss) (restated)	$713	$(591)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three month periods ended September 30, 2004 and 2003. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K/A for the year ended June 30, 2004.

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the need to maintain profitability and increase revenues; the rate of adoption of Cooled ThermoTherapy™ (transurethral microwave thermotherapy) products, our sole products, by the medical community; the impact of competitive treatments, products and pricing; the development and effectiveness of the Company’s sales organization and marketing efforts; developments in the reimbursement environment for the Company’s products including the determination of reimbursement rates for Cooled ThermoTherapy; the ability of third-party suppliers to produce and supply products; the Company’s ability to successfully defend its intellectual property against infringement and the cost and expense associated with that effort. We caution readers not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. A detailed discussion of risks and uncertainties may be found below in “Factors That May Affect Our Future Results and The Trading Price of Our Common Stock” and in our Annual Report on Form 10-K/A for the year ended June 30, 2004.

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

Restatement of Financial Statements

During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of approximately $68,000 and $72,000, respectively for the first quarter of fiscal 2005 and 2004 to increase its deferred tax asset valuation allowance.

The Company has restated its balance sheets as of September 30, 2004 and June 30, 2004, and its statements of operations for the fiscal quarters ended September 30, 2004 and 2003 for the impact of this deferred tax liability as follows:

	September 30, 2004		June 30, 2004
	As previously reported	As restated	As previously reported	As restated
BALANCE SHEET DATA:
Non-current deferred tax liability	$—	$926	$—	$858
Total liabilities	4,641	5,567	5,454	6,312
Accumulated deficit	(78,298)	(79,224)	(79,086)	(79,944)
Total shareholders’ equity	31,871	30,945	30,718	29,860

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	As previously reported	As restated	As previously reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$41	$109	$—	$72
Net income (loss)	788	720	(490)	(562)
Net income (loss) per common share
Basic	$0.06	$0.05	$(0.04)	$(0.04)
Diluted	$0.05	$0.05	$(0.04)	$(0.04)

There was no impact in any period on net cash provided by operating, financing, or investing activities on the statements of cash flows.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine it is more likely than not that we will not realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make the determination. With our last three quarters of profit and in light of our historical losses, we continue to assess the need for a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. The valuation allowance at June 30, 2004 was $32.5 million. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

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

Provision for Income Taxes

Income tax expense increased to $109,000 for the three month period ended September 30, 2004 from $72,000 in the prior year period. The increase in income tax expense is primarily due to federal alternative minimum taxes and state taxes.

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

During the three months ended September 30, 2004, we generated $186,000 of cash from operating activities. Our net earnings of $720,000 combined with depreciation and amortization of $479,000 were partially offset by a decrease in accrued expenses and deferred income of $1.0 million. The significant decrease in accrued expenses and deferred income resulted primarily from the payment of employee bonuses and fiscal 2004 year-end sales commissions during the first quarter of fiscal 2005. These expenses were accrued in fiscal 2004. Increases in accounts receivable and inventory of $196,000 and $180,000, respectively, were nearly offset by an increase in accounts payables of $200,000 and a decrease in prepaids and other assets of $108,000.

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

Although we produced net earnings of $720,000 for the three months ended September 30, 2004 and $356,000 for the year ended June 30, 2004, we have incurred losses of over $79 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Fred B. Parks, and Chief Financial Officer, Todd E. Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Due to this material weakness in internal control over financial reporting, the Company performed other procedures related to the calculation of deferred income taxes in preparing its restated financial statements as of and for the quarter ended September 30, 2004 to ensure that such financial statements were presented fairly, in all material respects, in accordance with U.S. generally accepted accounting principles.

In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting for its fiscal year ended June 30, 2005, management identified a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes that led management to conclude that as of September 30, 2004, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by Company employees in the normal course of performing their assigned functions. This material weakness occurred as of September 30, 2004 because the Company’s management did not have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s accounting over this area. This lack of adequate technical expertise resulted in a material error in the Company’s accounting for income taxes, which was identified during the course of the Company’s 2005 audit. This error related to the Company not providing a sufficient valuation allowance against deferred tax assets that are not more likely than not to be realized. The Company had incorrectly netted deferred tax liabilities related to intangibles with indefinite lives against deferred tax assets related to net operating loss carryforwards with finite lives in determining the amount of allowance necessary. As a result, the Company has restated its financial statements for all periods presented in this report and its previously issued annual financial statements as of June 30, 2004 and 2003, and for each of the years in the three-year period ended June 30, 2004 and for all the quarters for the year ended June 30, 2004.

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date September 28, 2005

Urologix, Inc.
(Registrant)

/s/ Fred B. Parks.
Fred B. Parks
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd E. Paulson
Todd E. Paulson
Vice President and Chief Financial Officer
(Principal Financial Officer)