Form 10-Q/A
period 2004-12-31
UROLOGIX INC
filed 2005-09-28
CIK 882873

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of February 1, 2005, the Company had outstanding 14,304,102 shares of common stock, $.01 par value.

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-Q/A amends and restates the Company’s Form 10-Q for the quarter ended December 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2005 (the “Original Filing”), and is being filed to reflect the restatement of the condensed financial statements and other financial information of the Company for the second fiscal 2005 quarter ended December 31, 2004. During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of $68,000 and $136,000, respectively for the second quarter and year-to-date period ended December 31, 2004, and $72,000 and $144,000, respectively for the second quarter and year-to-date period ended December 31, 2003 to increase its deferred tax asset valuation allowance. See Note 2 to the condensed financial statements for further details.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	Restated December 31, 2004	Restated June 30, 2004
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$8,367	$5,142
Available-for-sale investments	1,005	2,462
Accounts receivable, net of allowances of $342 and $299	2,567	2,689
Inventories	2,421	2,144
Prepaids and other current assets	266	371

Total current assets	14,626	12,808

Property and equipment:
Machinery, equipment and furniture	9,533	9,256
Less accumulated depreciation	(7,102)	(6,583)

Property and equipment, net	2,431	2,673
Other assets	1,867	2,049
Goodwill, net	10,193	10,193
Other intangible assets, net	8,117	8,449

Total assets	$37,234	$36,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,211	$949
Accrued compensation	588	1,425
Other accrued expenses	1,476	1,532
Note payable	—	165
Deferred income	1,234	1,383

Total current liabilities	4,509	5,454

Deferred tax liability	994	858

Total liabilities	5,503	6,312
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,303 and 14,194 shares issued and outstanding	143	142
Additional paid-in capital	110,088	109,653
Accumulated deficit	(78,499)	(79,944)
Accumulated other comprehensive income (loss)	(1)	9

Total shareholders’ equity	31,731	29,860

Total liabilities and shareholders’ equity	$37,234	$36,172

(*)	The Balance Sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Restated Three Months Ended December 31,		Restated Six Months Ended December 31,
	2004	2003	2004	2003
Sales	$6,350	$5,619	$12,401	$10,680
Cost of goods sold	1,911	2,189	3,749	4,296

Gross profit	4,439	3,430	8,652	6,384

Costs and expenses:
Selling, general and administrative	2,801	3,147	5,528	5,972
Research and development	793	631	1,435	1,215
Amortization of intangible assets	41	41	82	82
Restructuring	—	(175)	—	(175)

Total costs and expenses	3,635	3,644	7,045	7,094

Operating earnings (loss)	804	(214)	1,607	(710)
Interest income, net	31	7	57	13

Net earnings (loss) before taxes	835	(207)	1,664	(697)
Provision for income taxes	110	72	219	144

Net earnings (loss)	$725	$(279)	$1,445	$(841)

Net earnings (loss) per common share - basic	$0.05	$(0.02)	$0.10	$(0.06)

Net earnings (loss) per common share - diluted	$0.05	$(0.02)	$0.10	$(0.06)

Weighted average number of shares used in basic per share calculations	14,294	13,985	14,253	13,975

Weighted average number of shares used in diluted per share calculations	14,692	13,985	14,909	13,975

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Restated Six Months Ended December 31,
	2004	2003
Operating Activities:
Net earnings (loss)	$1,445	$(841)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	948	1,044
Provision for bad debts	51	47
Deferred income taxes	136	144
Change in operating items:
Accounts receivable	71	(138)
Inventories	(591)	(2)
Prepaids and other assets	287	455
Accounts payable	262	(295)
Accrued expenses and deferred income	(1,103)	(435)

Net cash provided by (used for) operating activities	1,506	(21)

Investing Activities:
Purchase of property and equipment	(60)	(43)
Proceeds from sale / maturity of available-for-sale investments, net	1,447	782

Net cash provided by investing activities	1,387	739

Financing Activities:
Payments made on capital lease obligations	—	(296)
Payments made on note payable	(104)	(410)
Proceeds from exercise of stock options	436	146

Net cash provided by ( used for) financing activities	332	(560)

Net increase in cash and cash equivalents	3,225	158
Cash and cash equivalents:
Beginning of period	5,142	727

End of period	$8,367	$885

Supplemental cash-flow information

Cash paid during the period for interest	$16	$156
Net value of inventory transferred to property and equipment	$314	$111

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

2. Restatement of Financial Statements

During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of $68,000 and $136,000, respectively, for the second quarter and year-to-date period ended December 31, 2004, and $72,000 and $144,000, respectively, for the second quarter and year-to-date period ended December 31, 2003 to increase its deferred tax asset valuation allowance.

The Company has restated its balance sheets as of December 31, 2004 and June 30, 2004, and its statements of operations for the fiscal quarters and year-to-date periods ended December 31, 2004 and 2003 for the impact of this deferred tax liability as follows:

	December 31, 2004		June 30, 2004
	As previously reported	As restated	As previously reported	As restated
BALANCE SHEET DATA:
Non-current deferred tax liability	$—	$994	$—	$858
Total liabilities	4,509	5,503	5,454	6,312
Accumulated deficit	(77,505)	(78,499)	(79,086)	(79,944)
Total shareholders’ equity	32,725	31,731	30,718	29,860

	Three Months Ended December 31, 2004		Three Months Ended December 31, 2003
	As previously reported	As restated	As previously reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$42	$110	$—	$72
Net income (loss)	793	725	(207)	(279)
Net income (loss) per common share
Basic	$0.06	$0.05	$(0.01)	$(0.02)
Diluted	$0.05	$0.05	$(0.01)	$0.02)

	Six Months Ended December 31, 2004		Six Months Ended December 31, 2003
	As previously reported	As restated	As previously reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$83	$219	$—	$144
Net income (loss)	1,581	1,445	(697)	(841)
Net income (loss) per common share
Basic	$0.11	$0.10	$(0.05)	$(0.06)
Diluted	$0.11	$0.10	$(0.05)	$(0.06)

There was no impact in any period on net cash provided by operating, financing or investing activities on the statements of cash flows. The restatement also impacts note 6 and note 9 to the financial statements.

3. New Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 6 in the Notes to Condensed Financial Statements included in this Form 10-Q/A and in Note 3 in the Financial Statements included in our Form 10-K/A for the fiscal year ended June 30, 2004. The ultimate amount of increased compensation expense will be dependent on whether we adopt SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

4. Use of Estimates

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

6. Stock-Based Compensation

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

Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net earnings (loss) and net earnings (loss) per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net earnings (loss), as reported (restated)	$725	$(279)	$1,445	$(841)
Total stock-based employee compensation expense determined under fair value based method	(688)	(655)	(1,306)	(1,293)

Pro forma net earnings (loss) (restated)	$37	$(934)	$139	$(2,134)

Net earnings (loss) per share (restated):
Basic - as reported	$0.05	$(0.02)	$0.10	$(0.06)
Basic - pro forma	$—	$(0.07)	$0.01	$(0.15)

Diluted - as reported	$0.05	$(0.02)	$0.10	$(0.06)
Diluted - pro forma	$—	$(0.07)	$0.01	$(0.15)

7. Inventories

Inventories consisted of the following as of (in thousands):

	December 31, 2004	June 30, 2004
Raw materials	$1,349	$1,304
Work in process	178	163
Finished goods	894	677

Total inventories	$2,421	$2,144

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2004

(Unaudited)

8. Other intangible assets, net

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

9. Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive income (loss) is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net earnings (loss) (restated)	$725	$(279)	$1,445	$(841)
Change in net unrealized gains on available-for-sale investments	(3)	(17)	(10)	(46)

Comprehensive income (loss) (restated)	$722	$(296)	$1,435	$(887)

10. Warranty

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

11. Restructuring Liability

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

12. Legal Proceedings

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

Restatement of Financial Statements

During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of $68,000 and $136,000, respectively, for the second quarter and year-to-date period ended December 31, 2004, and $72,000 and $144,000, respectively, for the second quarter and year-to-date period ended December 31, 2003 to increase its deferred tax asset valuation allowance.

The Company has restated its balance sheets as of December 31, 2004 and June 30, 2004, and its statements of operations for the fiscal quarters and year-to-date periods ended December 31, 2004 and 2003 for the impact of this deferred tax liability as follows:

	December 31, 2004		June 30, 2004
	As previously reported	As restated	As previously reported	As restated
BALANCE SHEET DATA:
Non-current deferred tax liability	$—	$994	$—	$858
Total liabilities	4,509	5,503	5,454	6,312
Accumulated deficit	(77,505)	(78,499)	(79,086)	(79,944)
Total shareholders’ equity	32,725	31,731	30,718	29,860

	Three Months Ended December 31, 2004		Three Months Ended December 31, 2003
	As previously reported	As restated	As previously reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$42	$110	$—	$72
Net income (loss)	793	725	(207)	(279)
Net income (loss) per common share
Basic	$0.06	$0.05	$(0.01)	$(0.02)
Diluted	$0.05	$0.05	$(0.01)	$0.02)

	Six Months Ended December 31, 2004		Six Months Ended December 31, 2003
	As previously reported	As restated	As previously reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$83	$219	$—	$144
Net income (loss)	1,581	1,445	(697)	(841)
Net income (loss) per common share
Basic	$0.11	$0.10	$(0.05)	$(0.06)
Diluted	$0.11	$0.10	$(0.05)	$(0.06)

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

Provision for Income Taxes

Income tax expense increased to $110,000 and $219,000, respectively, for the three and six month periods ended December 31, 2004 from $72,000 and $144,000, respectively, in the prior year periods. The increase in income tax expense is primarily due to federal alternative minimum taxes and state taxes.

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

During the six months ended December 31, 2004, we generated $1.5 million of cash from operating activities. Our net earnings of $1.4 million combined with depreciation and amortization of $948,000 were partially offset by a decrease in accrued expenses and deferred income of $1.1 million. The significant decrease in accrued expenses and deferred income resulted primarily from the payment of employee bonuses and fiscal 2004 year-end sales commissions during the first quarter of fiscal 2005. These expenses were accrued in fiscal 2004. An increase in inventory of $591,000 was more than offset by an increase in accounts payable of $262,000 and decreases in accounts receivable and prepaid and other assets of $122,000 and $287,000, respectively. The increased investment in inventory resulted primarily from an increase in the number of control units produced during the first six months of fiscal 2005. A portion of this inventory was transferred into property and equipment in support of our customer evaluation and long-term use programs, and a portion remained in inventory at December 31, 2004.

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

Although we produced net earnings of $1.4 million for the six months ended December 31, 2004 and $356,000 for the year ended June 30, 2004, we have incurred losses of over $78 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Fred B. Parks, and Chief Financial Officer, Todd E. Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Due to this material weakness in internal control over financial reporting, the Company performed other procedures related to the calculation of deferred income taxes in preparing its restated financial statements as of and for the quarter ended December 31, 2004 to ensure that such financial statements were presented fairly, in all material respects, in accordance with U.S. generally accepted accounting principles.

In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting for its fiscal year ended June 30, 2005, management identified a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes that led management to conclude that as of December 31, 2004, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by Company employees in the normal course of performing their assigned functions. This material weakness occurred as of December 31, 2004 because the Company’s management did not have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s accounting over this area. This lack of adequate technical expertise resulted in a material error in the Company’s accounting for income taxes, which was identified during the course of the Company’s 2005 audit. This error related to the Company not providing a sufficient valuation allowance against deferred tax assets that are not more likely than not to be realized. The Company had incorrectly netted deferred tax liabilities related to intangibles with indefinite lives against deferred tax assets related to net operating loss carryforwards with finite lives in determining the amount of allowance necessary. As a result, the Company has restated its financial statements for all periods presented in this report and its previously issued annual financial statements as of June 30, 2004 and 2003 and for each of the years in the three-year period ended June 30, 2004 and interim financial statements as of September 30, 2004 and for the quarter ended September 30, 2004 and for all the quarters for the year ended June 30, 2004.

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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