Form 10-Q/A
period 2005-03-31
UROLOGIX INC
filed 2005-09-28
CIK 882873

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:    Yes  ☐    No  ☒

As of May 1, 2005, the Company had outstanding 14,305,004 shares of common stock, $.01 par value.

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-Q/A amends and restates the Company’s Form 10-Q for the quarter ended March 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2005 (the “Original Filing”), and is being filed to reflect the restatement of the condensed financial statements and other financial information of the Company for the third fiscal 2005 quarter ended March 31, 2005. During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of $68,000 and $204,000, respectively for the third quarter and year-to-date period ended March 31, 2005, and $72,000 and $216,000, respectively for the third quarter and year-to-date period ended March 31, 2004 to increase its deferred tax asset valuation allowance. See Note 2 to the condensed financial statements for further details.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	Restated March 31, 2005	Restated June 30, 2004
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$9,411	$5,142
Available-for-sale investments	773	2,462
Accounts receivable, net of allowances of $326 and $299	3,299	2,689
Inventories	2,125	2,144
Prepaids and other current assets	176	371

Total current assets	15,784	12,808

Property and equipment:
Machinery, equipment and furniture	9,774	9,256
Less accumulated depreciation	(7,315)	(6,583)

Property and equipment, net	2,459	2,673
Other assets	1,771	2,049
Goodwill, net	10,193	10,193
Other intangible assets, net	7,951	8,449

Total assets	$38,158	$36,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,311	$949
Accrued compensation	786	1,425
Other accrued expenses	1,338	1,532
Note payable	—	165
Deferred income	1,238	1,383

Total current liabilities	4,673	5,454

Deferred tax liability	1,062	858

Total liabilities	5,735	6,312
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,305 and 14,194 shares issued and outstanding	143	142
Additional paid-in capital	110,094	109,653
Accumulated deficit	(77,813)	(79,944)
Accumulated other comprehensive (loss) income	(1)	9

Total shareholders’ equity	32,423	29,860

Total liabilities and shareholders’ equity	$38,158	$36,172

(*)	The Balance Sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Restated Three Months Ended March 31,		Restated Nine Months Ended March 31,
	2005	2004	2005	2004
Sales	$6,524	$6,668	$18,925	$17,348
Cost of goods sold	2,002	2,491	5,751	6,787

Gross profit	4,522	4,177	13,174	10,561

Costs and expenses:
Selling, general and administrative	2,926	3,096	8,454	9,068
Research and development	795	559	2,230	1,774
Amortization of intangible assets	41	41	123	123
Restructuring	—	—	—	(175)

Total costs and expenses	3,762	3,696	10,807	10,790

Operating earnings (loss)	760	481	2,367	(229)
Interest income, net	34	21	91	34

Net earnings (loss) before taxes	794	502	2,458	(195)
Provision for income taxes	108	72	327	216

Net earnings (loss)	$686	$430	$2,131	$(411)

Net earnings (loss) per common share - basic	$0.05	$0.03	$0.15	$(0.03)

Net earnings (loss) per common share - diluted	$0.05	$0.03	$0.14	$(0.03)

Weighted average number of shares used in basic per share calculations	14,304	14,015	14,270	13,989

Weighted average number of shares used in diluted per share calculations	14,606	14,769	14,834	13,989

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Restated Nine Months Ended March 31,
	2005	2004
Operating Activities:
Net earnings (loss)	$2,131	$(411)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,422	1,527
Provision for bad debts	58	17
Deferred income taxes	204	216
Change in operating items:
Accounts receivable	(668)	(54)
Inventories	(599)	594
Prepaids and other assets	473	600
Accounts payable	362	(512)
Accrued expenses and deferred income	(1,039)	(462)

Net cash provided by operating activities	2,344	1,515

Investing Activities:
Purchase of property and equipment	(92)	(24)
Proceeds from sale / maturity of available-for-sale investments, net	1,679	1,029

Net cash provided by investing activities	1,587	1,005

Financing Activities:
Payments made on capital lease obligations	—	(351)
Payments made on note payable	(104)	(410)
Proceeds from exercise of stock options	442	262

Net cash provided by ( used for) financing activities	338	(499)

Net increase in cash and cash equivalents	4,269	2,021
Cash and cash equivalents:
Beginning of period	5,142	727

End of period	$9,411	$2,748

Supplemental cash-flow information

Cash paid during the period for interest	$16	$157
Net value of inventory transferred to / (from) property and equipment	$618	$(101)

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

2. Restatement of Financial Statements

During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of $68,000 and $204,000, respectively, for the third quarter and year-to-date period ended March 31, 2005, and $72,000 and $216,000, respectively, for the third quarter and year-to-date period ended March 31, 2004 to increase its deferred tax asset valuation allowance.

The Company has restated its balance sheets as of March 31, 2005 and June 30, 2004, and its statements of operations for the fiscal quarters and year-to-date periods ended March 31, 2005 and 2004 for the impact of this deferred tax liability as follows:

	March 31, 2005		June 30, 2004
	As previously reported	As restated	As previously reported	As restated
BALANCE SHEET DATA:
Non-current deferred tax liability	$—	$1,062	$—	$858
Total liabilities	4,673	5,735	5,454	6,312
Accumulated deficit	(76,751)	(77,813)	(79,086)	(79,944)
Total shareholders’ equity	33,485	32,423	30,718	29,860

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	As previously reported	As restated	As previously reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$40	$108	$—	$72
Net income (loss)	754	686	502	430
Net income (loss) per common share
Basic	$0.05	$0.05	$0.04	$0.03
Diluted	$0.05	$0.05	$0.03	$0.03

	Nine Months Ended March 31, 2005		Nine Months Ended March 31, 2004
	As previously reported	As restated	As previously reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$123	$327	$—	$216
Net income (loss)	2,335	2,131	(195)	(411)
Net income (loss) per common share
Basic	$0.16	$0.15	$(0.01)	$(0.03)
Diluted	$0.16	$0.14	$(0.01)	$(0.03)

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

Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123, the net earnings (loss) and net earnings (loss) per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net earnings (loss), as reported (restated)	$686	$430	$2,131	$(411)
Total stock-based employee compensation expense determined under fair value based method, net of tax	(725)	(652)	(1,966)	(1,945)

Pro forma net earnings (loss) (restated)	$(39)	$(222)	$165	$(2,356)

Net earnings (loss) per share: (restated)
Basic - as reported	$0.05	$0.03	$0.15	$(0.03)
Basic - pro forma	$—	$(0.02)	$0.01	$(0.17)

Diluted - as reported	$0.05	$0.03	$0.14	$(0.03)
Diluted - pro forma	$—	$(0.02)	$0.01	$(0.17)

7. Inventories

Inventories consisted of the following as of (in thousands):

	March 31, 2005	June 30, 2004
Raw materials	$1,338	$1,304
Work in process	242	163
Finished goods	545	677

Total inventories	$2,125	$2,144

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

March 31, 2005

(Unaudited)

9. Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive income (loss) is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net earnings (loss) (restated)	$686	$430	$2,131	$(411)
Change in net unrealized gains (losses) on available-for-sale investments	—	(10)	(10)	(56)

Comprehensive income (loss) (restated)	$686	$420	$2,121	$(467)

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

Restatement of Financial Statements

During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the basis difference in goodwill and trademarks created since the adoption of SFAS 142 was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset relating to the net operating loss carryforwards, and thus the Company did not provide sufficient valuation allowance against deferred tax assets that were not more likely than not to be realized. Since the deferred tax liability relating to the goodwill and trademark basis difference relates to indefinite lived assets and the net operating loss carryforwards have a definite life of 20 years or less, it was not correct to net these deferred tax assets and liabilities. Therefore, the Company has recorded additional deferred tax expense of $68,000 and $204,000, respectively, for the third quarter and year-to-date period ended March 31, 2005, and $72,000 and $216,000, respectively, for the third quarter and year-to-date period ended March 31, 2004 to increase its deferred tax asset valuation allowance.

The Company has restated its balance sheets as of March 31, 2005 and June 30, 2004, and its statements of operations for the fiscal quarters and year-to-date periods ended March 31, 2005 and 2004 for the impact of this deferred tax liability as follows:

	March 31, 2005		June 30, 2004
	As previously reported	As restated	As previously reported	As restated
BALANCE SHEET DATA:
Non-current deferred tax liability	$—	$1,062	$—	$858
Total liabilities	4,673	5,735	5,454	6,312
Accumulated deficit	(76,751)	(77,813)	(79,086)	(79,944)
Total shareholders’ equity	33,485	32,423	30,718	29,860

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	As previously reported	As restated	As previously reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$40	$108	$—	$72
Net income (loss)	754	686	502	430
Net income (loss) per common share
Basic	$0.05	$0.05	$0.04	$0.03
Diluted	$0.05	$0.05	$0.03	$0.03

	Nine Months Ended March 31, 2005		Nine Months Ended March 31, 2004
	As previously reported	As restated	As previously reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$123	$327	$—	$216
Net income (loss)	2,335	2,131	(195)	(411)
Net income (loss) per common share
Basic	$0.16	$0.15	$(0.01)	$(0.03)
Diluted	$0.16	$0.14	$(0.01)	$(0.03)

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversed period. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine it is more likely than not that we will realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make the determination. With our last five quarters of profit and in light of our historical losses, we continue to assess the need for a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversed period. The valuation allowance at June 30, 2004 was $32.5 million. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

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

Provision for Income Taxes

Income tax expense increased to $108,000 and $327,000, respectively, for the three and nine month periods ended

March 31, 2005 from $72,000 and $216,000, respectively, in the prior year periods. The increase in income tax expense is primarily due to federal alternative minimum taxes and state taxes.

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

During the nine months ended March 31, 2005, we generated $2.3 million of cash from operating activities. Our net earnings of $2.1 million combined with depreciation and amortization of $1.4 million were partially offset by a decrease in accrued expenses and deferred income of $1.0 million. The significant decrease in accrued expenses and deferred income resulted primarily from the payment of employee bonuses and fiscal 2004 year-end sales commissions during the first quarter of fiscal 2005. These expenses were accrued in fiscal 2004. Increases in accounts receivable and inventory of $610,000 and $599,000, respectively, were partially offset by a decrease in prepaids and other assets of $473,000 and an increase in accounts payable of $362,000. The increased investment in inventory resulted primarily from an increase in the number of control units produced during the first nine months of fiscal 2005. A portion of this inventory was transferred into property and equipment in support of our customer evaluation and long-term use programs, and a portion remained in inventory at March 31, 2005.

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

Although we produced net earnings of $2.1 million for the nine months ended March 31, 2005 and $356,000 for the year ended June 30, 2004, we have incurred losses of approximately $78 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Fred B. Parks, and Chief Financial Officer, Todd E. Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Due to this material weakness in internal control over financial reporting, the Company performed other procedures related to the calculation of deferred income taxes in preparing its restated financial statements as of and for the quarter ended March 31, 2005 to ensure that such financial statements were presented fairly, in all material respects, in accordance with U.S. generally accepted accounting principles.

In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting for its fiscal year ended June 30, 2005, management identified a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes that led management to conclude that as of March 31, 2005, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by Company employees in the normal course of performing their assigned functions. This material weakness occurred as of March 31, 2005 because the Company’s management did not have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s accounting over this area. This lack of adequate technical expertise resulted in a material error in the Company’s accounting for income taxes, which was identified during the course of the Company’s 2005 audit. This error related to the Company not providing a sufficient valuation allowance against deferred tax assets that are not more likely than not to be realized. The Company had incorrectly netted deferred tax liabilities related to intangibles with indefinite lives against deferred tax assets related to net operating loss carryforwards with finite lives in determining the amount of allowance necessary. As a result, the Company has restated its financial statements for all periods presented in this report and its previously issued annual financial statements as of June 30, 2004 and 2003 and for each of the years in the three-year period ended June 30, 2004 and interim financial statements as of December 31, 2004 and September 30, 2004 and for the quarters ended December 31, 2004 and September 30, 2004 and for all the quarters for the year ended June 30, 2004.

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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