Form 10-K
period 2005-06-30
UROLOGIX INC
filed 2005-09-28
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005.

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $89.0 million as of the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $6.47.

As of September 1, 2005, the Company had outstanding 14,310,444 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Overview

Urologix has developed and offers non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our products under the Targis® and Prostatron® names. Both systems utilize the Company’s Cooled ThermoTherapy™, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

Cooled ThermoTherapy provides significant advantages over other BPH therapies, producing lasting results that are clinically superior to drug therapy while avoiding the complications associated with surgery. Because Cooled ThermoTherapy does not require punctures or incisions and protects the urethra during treatment, it can be performed in the physician’s office or other outpatient environments without the need for anesthesia or intravenous sedation and results in fewer complications.

Clinical Studies

Clinical trials of the Cooled ThermoTherapy procedure have been performed to obtain data to support new indications and marketing claims, to obtain long-term durability data, and to gather data for Medicare and other reimbursement approvals in various markets. We continue to monitor multi-center, multi-year studies to evaluate the long-term durability of Cooled ThermoTherapy procedures. In our published results from multi-center clinical trials, conducted both in the United States and internationally, the majority of Cooled ThermoTherapy patients for whom follow-up data are available show significant long-term relief from the symptoms of BPH, without significant post-procedure complications.

Sales and Marketing

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is (i) educate both patients and physicians on the benefits of Cooled ThermoTherapy compared to other treatment options, (ii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) increase the number of physicians who provide Cooled ThermoTherapy to their patients, and (iv) satisfy demand for Cooled ThermoTherapy systems through the efficient use of both new systems and systems already in use.

United States

We have a sales and marketing team consisting of sales and marketing management, marketing communications, clinical and reimbursement specialists, and direct sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy products. Our direct sales force and marketing efforts are targeted at urologists who treat BPH patients in their office. In addition to our direct sales force, we utilize independent third-party mobile service providers to provide hospitals and urology clinics with cost-effective access to our Cooled ThermoTherapy treatment. The mobile service providers transport the Cooled ThermoTherapy systems between sites, making the treatment available to physicians and patients on a rotating basis. In September 2005, we began offering a company-owned mobile service option, similar to that offered by the third-party mobile service providers, to customers in select markets in the United States. Depending on the success of this initiative, we may expand this offering to other areas of the United States. We also continue to provide an equipment delivery system to bring Cooled ThermoTherapy systems to physicians who choose not to utilize a full service mobile provider. As of June 30, 2005, we employed a total of 37 individuals in our sales and marketing department.

We offer our Cooled ThermoTherapy systems to our customers on a direct purchase or on a trial basis. Pricing for single-use treatment catheters varies based upon volume and the specific terms of the contract.

International

We have distribution agreements with Nihon Kohden Corporation and EDAP Technomed Co. Ltd. for the market development and sale of the Targis and Prostatron systems, respectively, in Japan. Our efforts outside of Japan remain relatively modest and are focused primarily on Western Europe and other parts of Asia where we use local distributors and independent agents experienced in selling products to hospitals and urologists.

Manufacturing

We manufacture the Targis system control unit and single-use treatment catheters at our suburban Minneapolis facility. We outsource all other manufacturing.

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

We have a supply agreement with Accellent Corp. (formerly Venusa) for the production of the Prostatron disposable treatment catheter that extends through April 2006 with an automatic renewal term.

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

We have received ISO 13485 certification indicating compliance of our manufacturing facilities with European standards for quality assurance and manufacturing process control. We also have received CE mark certification, which allows us to affix the CE Mark to our products and market them in the European Union. In addition, the Targis and Prostatron systems have been approved for marketing by the Japanese Ministry of Health and Welfare. As of June 30, 2005, we employed 33 individuals in our manufacturing department.

Research and Development

We intend to build upon our scientific and clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. Our research and development efforts are currently focused on improving the function and features of our Cooled ThermoTherapy systems, improving the treatable population and clinical response to Cooled ThermoTherapy treatment and reducing the production cost of the components in our products. During fiscal year 2005 we received seven new pre-market approved (PMA) Supplement approvals from the FDA resulting in expansion of our BPH labeling for our Targis, CTC™ and Prostatron therapies, new and improved catheter material components and a new product, the CTC 4.5+ treatment catheter. The labeling expansion approvals included removals of contraindications for patients with severe BPH or who are in “retention,” patients wearing active stimulators (such as defibrillators/pacemakers) outside of 2.6 inches from the prostatic urethra, and patients diagnosed with a “median lobe.”

During the fiscal years ended June 30, 2005, 2004 and 2003, we spent $3.1 million, $2.4 million, and $3.7 million, respectively, on our research and development efforts. As of June 30, 2005, we employed 13 individuals in our research and development department.

Reimbursement

We believe that third-party reimbursement is essential to the continued adoption of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to obtaining such reimbursement. We estimate that 60% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy in the United States.

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

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2005 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,900 compared to $4,000 in calendar 2004, which is subject to geographic adjustment. Reimbursement rates for calendar year 2006 will be published in the November 2005 edition of the Federal Register.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). As a result, procedures performed in an ASC were reimbursed under a two-part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under this system, while the urologist performing the procedure was reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. The relatively low facility reimbursement relative to the cost of the procedure potentially limited the number of Cooled ThermoTherapy treatments done in an ASC. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed at the office-based reimbursement rates, approximately $3,900 (inclusive of the physician’s fee) in calendar year 2005, subject to geographic adjustment.

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

Competition

Competition in the market for the treatment of BPH comes from invasive surgical therapies, such as TURP and side-firing lasers (Laserscope and Lumenis), drug therapy and other minimally invasive, office-based treatments. There are six well-recognized prescription drugs available in the United States for treating the symptoms of BPH: Flomax (Boehringer Ingelheim International GmbH), Hytrin (Abbott Laboratories), Cardura (Pfizer Inc.), UroXatral (Sanofi-Synthelabo), Proscar (Merck & Co., Inc.) and Avodart (GlaxoSmithKline). Drug therapy is currently the first-line therapy prescribed by most physicians in the United States for BPH. Due to the large yet still uninformed marketplace of men suffering from BPH, we do not consider the drug manufacturers as major threats, but more as alternative therapies that have significant resources to bring awareness to this quality of life condition for which we believe our Cooled ThermoTherapy can provide a safe, effective and long-lasting treatment.

Competition in the market for minimally invasive office-based treatments for BPH continues to grow. Competitive devices include radio frequency (Medtronic); interstitial laser (Johnson & Johnson); non-cooled, low energy microwave (American Medical Systems); low energy microwave combined with balloon dilatation (Boston Scientific/Celsion); high energy microwave with limited cooling (ProstaLund/ACMI); and hot water therapy (ACMI). Additional competitors may enter the market. We believe Cooled ThermoTherapy provides significant advantages over other office-based BPH therapies. Because Cooled ThermoTherapy does not require punctures or incisions, it can be performed in the physician’s office or other outpatient environments without the need for anesthesia or intravenous sedation. Further, by combining microwave energy with cooling, we can drive more energy deep into the prostate, creating lasting results while preventing damage to the urethra, enhancing patient comfort and reducing complications.

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

As a result of our exposure to product liability claims, we currently carry product liability insurance covering our products with policy limits per occurrence and in the aggregate that we have deemed to be sufficient. We cannot predict, however, whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim against us or settlement by us in excess of our insurance coverage or our inability to maintain insurance in the future could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2005, we employed 90 individuals on a full-time basis. We also had several part-time employees and consultants. Although we believe that we have been successful in attracting experienced and capable personnel, there can be no assurance that we will continue to attract and retain qualified personnel. None of our employees are covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Seasonality

We believe that holidays, major medical conventions and vacations taken by physicians, patients and patient families may have a seasonal impact on our sales. We continue to monitor and assess the impact seasonality may have on demand for our products.

Backlog

As of June 30, 2005, we maintained a minimal backlog of product orders. Our policy is to stock enough inventory to be able to ship most orders within a few days of receipt or as requested by our customers. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

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

The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as from pharmaceutical companies. Nearly all of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe that price competition will continue among products developed in our markets. Our competitors may develop or market technologies and products, including drug-based treatments that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significant negative effect on our business, financial condition and results of operations. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

We have only attained profitability recently.

Although we produced net earnings of $2.8 million for the year ended June 30, 2005 and $356,000 for the year ended June 30, 2004, we have incurred losses of approximately $77.1 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

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

Other than the Targis system control unit and procedure kits, we outsource all other manufacturing for our products. We assemble Targis control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. Our reliance on outside suppliers for our components involves risks including limited control over the price and uncertainty regarding timely delivery and quality of parts. Additionally, we currently have a supply agreement with Accellent Corp. (formerly Venusa) for the production of the Prostatron single-use treatment catheter that extends though April 2006 with an automatic renewal term.

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

Costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. In connection with the settlement of a patent infringement suit we filed in March 2002, we granted ProstaLund AB, ProstaLund Operations AB and Circon Corporation (a/k/a ACMI Corporation) a non-exclusive, royalty free license under certain of our patents to sell the ProstaLund transurethral microwave thermotherapy system marketed in the United States by ProstaLund and ACMI Corporation as the CoreTherm device.

Any claim of infringement against us may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling, or using our products. The occurrence of this litigation or the effect of an adverse determination in any of this type of litigation could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of our exposure to product liability claims, we currently carry product liability insurance covering our products with policy limits per occurrence and in the aggregate that we have deemed to be sufficient. We cannot predict, however, whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim against us or settlement by us in excess of our insurance coverage or our inability to maintain insurance in the future could have a material adverse effect on our business, financial condition and results of operations.

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

In December 2003, we determined that a component of one of our Cooled ThermoTherapy system control units may not perform properly under certain conditions. We advised our customers who are using the affected units of an appropriate product protocol to follow pending our implementation of a software solution to resolve the performance issue. We submitted the software update addressing the problem to the FDA and have received its approval. We completed the installation of the approved software update during the third quarter of fiscal 2005.

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

We are dependent on key personnel.

Failure to attract and retain skilled personnel could hinder our research and development as well as our sales and marketing efforts. Our future success depends to a significant degree upon the continued services of key sales, technical and senior management personnel, including Fred B. Parks, our Chairman of the Board and Chief Executive Officer. We have an employment agreement with Mr. Parks that provides that Mr. Parks will serve as our Chairman and Chief Executive Officer and that either party may terminate Mr. Parks’ employment at any time with or without cause. If we terminate Mr. Parks’ employment without cause, however, we would be required to make specified payments to him as described in his employment agreement. We do not have key person life insurance on Mr. Parks. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

We may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of our products in the United States or in other countries. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, government regulations may be established that could prevent, delay, modify or rescind regulatory approval of our products. Any such position or change of position by the FDA may adversely impact our business and financial condition. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed in the United States or in other countries. In addition to obtaining such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. The FDA prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. We may not be able to obtain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition and results of operations. In addition, the health care industry in the United States is generally subject to fundamental change due to regulatory, as well as political, influences. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include controls on health care spending through limitations on the growth of private purchasing groups and price controls. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

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

We generated approximately $2.9 million of net cash from operating activities in the year ended June 30, 2005 and ended that period with approximately $10.8 million of cash, cash equivalents, and available-for-sale investments. We believe our $10.8 million in cash, cash equivalents, and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

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

Future sales of our common stock could have a significant negative effect on the market price of our common stock. In addition, upon exercise of outstanding options, the number of shares outstanding of our common stock could increase substantially. This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock. Dilution and potential dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock may negatively affect both the trading price of our common stock and the liquidity of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

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

		Quarter
Fiscal Year		First	Second	Third	Fourth
2005	High	$15.58	$7.37	$6.52	$5.44
	Low	6.32	4.84	4.54	3.81

2004	High	$5.99	$6.80	$9.04	$15.55
	Low	2.96	4.15	6.37	7.99

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

The table below presents our equity compensation plan information as of June 30, 2005:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,349,800	$7.24	1,244,504
Equity compensation plan not approved by security holders	225,000	$2.75	None

Total	1,574,800	$6.60	1,244,504

The “equity compensation plans approved by security holders” listed above represent shares issuable under the Urologix, Inc. 1991 Stock Option Plan, an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933. Shareholders approved the most recent amendment to the 1991 Stock Option Plan, which, among other things, increased the number of shares of common stock available under the plan by 1,000,000 shares, in November 2004.

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

ITEM 6. SELECTED FINANCIAL DATA

	Years ended June 30,
	2005	2004	2003	2002	2001(1)
	(in thousands, except per share data)
Statements of Operations Data:
Sales	$25,813	$24,324	$18,775	$22,742	$15,337
Cost of goods sold(2)	7,810	9,047	8,442 (3)	8,344	6,179

Gross profit	18,003	15,277	10,333	14,398	9,158

Costs and Expenses:
Selling, general and administrative	11,643	12,338	15,390	12,046	10,799
Research and development	3,073	2,390	3,675	4,073	3,533
Amortization of goodwill and other intangible assets(4)	164	164	164	164	707
Restructuring(5)	—	(200)	1,275	—	—

Total costs and expenses	14,880	14,692	20,504	16,283	15,039

Operating earnings (loss)	3,123	585	(10,171)	(1,885)	(5,881)
Interest income, net	138	57	123	234	746

Net earnings (loss) before income taxes	3,261	642	(10,048)	(1,651)	(5,135)
Provision for income taxes	(424)	(286)	(286)	(286)	—

Net earnings (loss)	$2,837	$356	$(10,334)	$(1,937)	$(5,135)

Basic:
Earnings (loss) per common share	$0.20	$0.03	$(0.74)	$(0.14)	$(0.40)
Weighted average shares used in computing net earnings (loss) per share	14,279	14,015	13,915	13,810	12,760
Diluted:
Net earnings (loss) per common share	$0.19	$0.02	$(0.74)	$(0.14)	$(0.40)
Weighted average shares used in computing net earnings (loss) per share	14,759	14,649	13,915	13,810	12,760

	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$10,770	$7,604	$4,619	$12,713	$14,921
Working capital	13,174	8,556	5,023	15,534	16,690
Total assets	39,106	36,172	35,862	46,437	46,860
Total liabilities	5,961	6,312	7,329	7,776	7,351
Shareholders’ equity	33,145	29,860	28,533	38,661	39,509

(1)	Includes the acquisition of the Prostatron product line from EDAP on October 1, 2000.
(2)	Effective July 1, 2004, the company began including amortization expense relating to developed technologies within cost of goods sold. This expense was previously reported within amortization of other intangible assets. Consistent with this change, the Company re-classified this expense to cost of goods sold for the periods prior to this change. For the years ended June 30, 2004, June 30, 2003, and June 30, 2002 the reclassification adjustment was $500,000. For the year ended June 30, 2001 the reclassification adjustment was $375,000. The reclassification adjustment had no impact on net earnings for those periods.
(3)	Includes a $610,000 lower of cost or market write-down of control unit inventory and future control unit purchase commitments.
(4)	The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001, which eliminated the systematic amortization of goodwill and other indefinite lived intangible assets.
(5)	Represents a fiscal 2003 fourth quarter restructuring charge related to a workforce reduction and facilities consolidation and subsequent $200,000 recovery in fiscal 2004 due to a reduction in the severance related liabilities.

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2005
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$6,051	$6,350		$6,524	$6,888
Gross profit	4,213	4,439		4,522	4,829
Net earnings	720	725		686	706
Basic net earnings per share	$0.05	$0.05		$0.05	$0.05
Diluted net earnings per share	$0.05	$0.05		$0.05	$0.05

	Year Ended June 30, 2004
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$5,061	$5,619		$6,668	$6,976
Gross profit(1)	2,954 (2)	3,430		4,177	4,716
Net earnings (loss)	(562)	(279	)(3)	430	767	(4)
Basic net earnings (loss) per share	$(0.04)	$(0.02)		$0.03	$0.05
Diluted net earnings ( loss) per share	$(0.04)	$(0.02)		$0.03	$0.05

(1)	Effective July 1, 2004, the Company began including amortization expense relating to developed technologies within cost of goods sold. This expense was previously reported within amortization of other intangible assets. Consistent with this change, the Company has re-classified this expense to cost of goods sold for the periods prior to this change. For each of the quarters of fiscal year 2004 the re-classification was $125,000 and had no impact on the net earnings for those periods.
(2)	Includes a $160,000 charge for commitments to purchase control unit inventory at prices that exceeded the expected future sales value.
(3)	Includes a $175,000 restructuring benefit related to a reduction in previously accrued severance related liabilities.
(4)	Includes a $25,000 restructuring benefit related to a reduction in previously accrued severance related liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risks Related to Our Business” in Item 1. All forward-looking statements included herein are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

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

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2005 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,900 compared to $4,000 in calendar 2004, which is subject to geographic adjustment. Reimbursement rates for calendar year 2006 will be published in the November 2005 edition of the Federal Register.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). As a result, procedures performed in an ASC were reimbursed under a two-part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under this system, while the urologist performing the procedure was reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. The relatively low facility reimbursement relative to the cost of the procedure potentially limited the number of Cooled ThermoTherapy treatments done in an ASC. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed at the office-based reimbursement rates, approximately $3,900 (inclusive of the physician’s fee) in calendar year 2005, subject to geographic adjustment.

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is (i) educate both patients and physicians on the benefits of Cooled ThermoTherapy compared to other treatment options, (ii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) increase the number of physicians who provide Cooled ThermoTherapy to their patients, and (iv) satisfy demand for Cooled ThermoTherapy systems through the efficient use of both new systems and systems already in use.

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

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use. We retain title to these control units and do not recognize any revenue on these control units until title has transferred. These programs are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors.

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

Product Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the product failure rates, material usage and service delivery costs, the historical length of time between the sale and resulting warranty claim and other factors. Should actual product failure rates, material usage or repair costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Valuation of Intangible Assets and Goodwill

At June 30, 2005, the net carrying value of goodwill was $10.2 million. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the impairment test are considered critical, due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.

As of June 30, 2005 other intangible assets consist of developed technologies, customer base and trademarks of $5.1 million, $1.5 million and $1.2 million, respectively. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible asset with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. We review intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine it is more likely than not that we will realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make the determination. We continue to assess the need for a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider factors such as having a cumulative pretax loss of $6.1 million in the past three fiscal years. The valuation allowance at June 30, 2005 was $32.2 million. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

Results of Operations

Fiscal Years Ended June 30, 2005 and 2004

Net Sales

Net sales increased to $25.8 million in fiscal 2005 from $24.3 million in fiscal 2004. The sales growth resulted primarily from increased revenues from the sale of our single-use treatment catheters in the United States partially offset by a decrease in the number of Cooled ThermoTherapy system control units sold during the period as well as lower revenues internationally. Sales of single-use treatment catheters accounted for 95% of revenue in fiscal 2005, compared to 93% in fiscal 2004. Average per unit selling prices of our single-use treatment catheters increased over fiscal 2004 prices primarily due to our price standardization initiative implemented in the second half of fiscal 2004 as well as a stronger mix of sales to our direct office accounts. We expect demand for our treatment catheters to increase in fiscal 2006 over fiscal 2005 as we continue to focus on increasing the utilization rates of our existing customers while continuing to develop new direct accounts and re-invigorate the mobile channel.

At June 30, 2005, we had a domestic installed base of 498 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs, compared to an installed base of 427 units at June 30, 2004.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, and amortization expense related to developed technologies. Effective July 1, 2004, we began including amortization expense related to developed technologies within cost of goods sold. This expense was previously reported within amortization of other intangible assets. Consistent with the change, we re-classified $500,000 of amortization expense to cost of goods sold for the fiscal year ended June 30, 2004. Cost of goods sold for fiscal 2005 decreased to $7.8 million from $9.0 million in fiscal 2004, due primarily to a decrease in the number of Cooled ThermoTherapy system control units sold during the year, combined with lower per unit manufacturing costs of our single-use treatment catheters, as well as a $160,000 charge we incurred in fiscal 2004 related to a commitment to purchase additional control unit inventory at prices which exceeded the expected future sales value.

Gross profit as a percentage of sales increased to 70% in fiscal 2005 from 63% in the prior fiscal year. The increase in the gross profit rate resulted primarily from an increase in the average per unit selling prices of our single-use treatment catheters combined with a reduction in their average per unit manufacturing costs. Additionally, fiscal 2004 gross profit rates were negatively impacted by the $160,000 charge described above.

Selling, General & Administrative

Selling, general and administrative expenses in fiscal 2005 decreased to $11.6 million from $12.3 million in fiscal 2004. The decrease in expense is due primarily to a reduction in legal expenses related to the patent infringement suit we filed to protect our intellectual property that was settled in January 2004, as well as a reduction in corporate overhead and variable selling expenses, partially offset by an increase in expenses related to Sarbanes-Oxley Section 404 compliance. We expect selling, general and administrative expenses in fiscal 2006 to increase as we continue to invest in sales and marketing programs and resources designed to generate awareness and further acceptance of Cooled ThermoTherapy with both physicians and patients.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $3.1 million in fiscal 2005 from $2.4 million in the prior fiscal year.

The increase in expenses resulted primarily from increased expenditures on product development activities related to our next generation Coolwave control unit partially offset by lower clinical trial expenses. We expect research and development expenses to increase modestly in fiscal 2006 as we invest in development programs and clinical research aimed at further improving our technology and treatment outcomes.

Amortization of Other Intangible Assets

Effective July 1, 2004, we began including amortization expense related to the developed technologies acquired from EDAP within cost of goods sold. Consistent with this change, we re-classified $500,000 from amortization of intangibles to costs of goods sold for the fiscal year ended June 30, 2004.

Amortization of other intangible assets was $164,000 for both fiscal 2005 and 2004. This amortization expense is related to the acquired customer base that resulted from the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000.

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

There were no restructuring charges in fiscal 2005. During fiscal 2004, we recorded a $200,000 restructuring benefit, which resulted from a reduction in our severance obligations related to the May 2003 workforce reduction. All severance obligations have been paid. The lease term on the vacated space runs through fiscal 2008.

Net Interest Income

Net interest income for fiscal 2005 increased to $138,000 from $57,000 in the prior fiscal year. The increase is due to higher cash and investment balances, higher interest rates, as well as a reduction in interest expense associated with the lease obligation assumed as part of the Prostatron acquisition in October 2000. The lease obligation was completed during the third fiscal quarter of 2004.

Provision for Income Taxes

Income tax expense increased to $424,000 for fiscal 2005 from $286,000 in the prior year. The majority of income tax expense represents the increase in the deferred tax liability resulting from the amortization of goodwill and trademarks for tax purposes. The deferred tax liability related to the indefinite lived intangible assets cannot be offset against deferred tax assets with finite lives. The increase in income tax expense in fiscal 2005 is due to federal alternative minimum taxes and state taxes. Income tax expense is expected to be approximately $450,000 in fiscal 2006.

Fiscal Years Ended June 30, 2004 and 2003

Net Sales

Net sales increased to $24.3 million in fiscal 2004 from $18.8 million in fiscal 2003. The sales growth was primarily attributable to increased sales of single-use treatment catheters at moderately higher average per unit selling prices, partially offset by a decrease in revenue from sales of Cooled ThermoTherapy system control units. Although the number of control units sold increased slightly in fiscal 2004 compared to fiscal 2003, a decrease in the average per unit sales price of these systems more than offset the increased unit volume. Sales of single-use treatment catheters accounted for 93% of revenue in fiscal 2004, compared to 88% in fiscal 2003. We believe that our sales and marketing efforts focused on improving office based utilization through physician education on the clinical benefits of Cooled ThermoTherapy combined with the increased Medicare reimbursement rate for Cooled

ThermoTherapy procedures performed in the urologist’s office, which went into effect January 1, 2004, resulted in increased interest and demand for our products in fiscal 2004.

At June 30, 2004, we had a domestic installed base of 427 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs, compared to an installed base of 381 units at June 30, 2003.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $9.0 million in fiscal 2004 from $8.4 million in fiscal 2003, due primarily to higher sales volumes of both single-use treatment catheters and control units, partially offset by lower per unit manufacturing costs. Additionally, fiscal 2003 cost of goods sold included a charge of $610,000 for a lower-of-cost or market write-down of control unit inventory and fiscal 2004 cost of goods sold included a $160,000 charge for a commitment to purchase additional control unit inventory at prices which exceeded the expected future sales value.

Gross profit as a percentage of sales increased to 63% in fiscal 2004 from 55% in the prior fiscal year. The increase in the gross profit rate resulted primarily from the increased volume of higher margin single-use treatment catheters sold in fiscal year 2004, combined with a modest increase in the average per unit selling prices and a reduction in the average per unit manufacturing cost of single-use treatment catheters, partially offset by a decrease in the average per unit selling price of Cooled ThermoTherapy system control units. Additionally, fiscal 2003 gross profit rates were negatively impacted by the $610,000 charge described above.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $12.3 million in fiscal 2004 from $15.4 million in fiscal 2003. The decrease in expense is attributable to the organizational restructuring and workforce reduction that occurred in the fourth fiscal quarter of 2003, and a reduction in legal expenses related to the patent infringement suit we filed to protect our intellectual property that was settled in January 2004.

Research and Development

Research and development expenses decreased to $2.4 million in fiscal 2004 from $3.7 million in the prior fiscal year. The decrease in expenses resulted primarily from the organizational restructuring and workforce reduction that occurred in the fourth fiscal quarter of 2003, and decreased expenditures on product development activities and clinical trial expenses.

Amortization of Other Intangible Assets

Amortization of other intangible assets was $164,000 for both fiscal 2004 and 2003. Effective July 1, 2004, we began including amortization expense related to the developed technologies acquired from EDAP within cost of goods sold. Consistent with this change, we re-classified $500,000 from amortization of intangibles to costs of goods sold for the fiscal years ended June 30, 2004 and 2003.

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

During fiscal 2004, we recorded a $200,000 restructuring benefit, which resulted from a reduction in our severance obligations related to the May 2003 workforce reduction. All severance obligations have been paid. The lease term on the vacated space runs through fiscal 2008.

Net Interest Income

Net interest income for fiscal 2004 decreased to $57,000 from $123,000 in the prior fiscal year. The decrease was due to lower interest income resulting from lower cash and investment balances, partially offset by lower interest expense.

Provision for Income Taxes

Income tax expense was $286,000 for fiscal 2004 and fiscal 2003. Income tax expense represents the increase in the deferred tax liability resulting from the amortization of goodwill and trademarks for tax purposes. The deferred tax liability related to the indefinite lived intangible assets cannot be offset against deferred tax assets with finite lives.

Liquidity and Capital Resources

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of June 30, 2005, we had total cash, cash equivalents and available-for-sale investments of $10.8 million compared $7.6 million as of June 30, 2004. The increase in cash, cash equivalents, and available-for-sale investments resulted primarily from improvements in operating results in fiscal 2005, as well as proceeds from the exercise of stock options of approximately $452,000.

Cash Provided by Operating Activities

During fiscal 2005, we generated $2.9 million of cash from operating activities. Our net earnings of $2.8 million combined with depreciation and amortization of $1.9 million were partially offset by an increase in accounts receivable of $1.6 million and a decrease in accrued expenses and deferred income of $1.1 million. The increase in accounts receivable was driven by a number of factors, including higher sales volume in June 2005 versus June 2004, and lower fourth quarter cash collections in fiscal 2005 due to turnover in collections staff and increased focus of accounting personnel on Sarbanes-Oxley 404 compliance. The significant decreases in accrued expenses and deferred income resulted primarily from a decrease in accrued compensation expense related to annual employee bonuses earned in fiscal 2005 but not paid as of June 30, 2005. Increases in accounts payable and decreases in prepaid and other assets of $584,000 and $498,000, respectively, were partially offset by an increase in inventory of $502,000.

Cash Provided by Investing Activities

We generated $2.2 million from investing activities, resulting from the maturity of $2.3 million of available-for-sale investments partially offset by the purchase of $91,000 of property and equipment.

Cash Provided by Financing Activities

During fiscal 2005 we generated $348,000 from financing activities as a result of $452,000 of proceeds from the exercise of stock options, partially offset by the $104,000 principal payment to EDAP for the retirement of the promissory note associated with the Prostratron acquisition. The final payment on the promissory note was made to EDAP on December 31, 2004.

We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options. As of June 30, 2005, our property and equipment, net, included approximately $2.0 million of control units used in evaluation or long-term use programs. Depending on the growth of these programs, we may use additional capital to finance the units used by these customers.

Future contractual commitments, including interest, that will affect cash flows are as follows (in thousands):

	Total	2006	2007	2008
Building and equipment leases	$956	341	351	264

We have no contractual commitments beyond fiscal year 2008.

Based upon our financial performance in fiscal 2005, we believe our $10.8 million in cash, cash equivalents, and available-for-sale investments at June 30, 2005, together with the funds generated from operations, will be sufficient to fund our working capital and capital resources needs for at least the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we adopted this standard on July 1, 2005 using the modified prospective method. Beginning in fiscal year 2006, our results of operations will reflect compensation expense for new stock options granted under our stock incentive plan, and for the unvested portion of previous stock options granted. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, we estimate our equity-based compensation expense will be between $1.5 million and $1.6 million for fiscal year 2006. The decrease in the expected expense of $1.5 million to $1.6 million in fiscal 2006 compared to the pro-forma expense of $2.4 million in fiscal 2005 is due primarily to the reduction in unvested options as of the beginning of fiscal 2006 versus earlier years and to the final vesting of options granted in fiscal 2001 and fiscal 2002 with weighted average fair values of $4.76 and $8.99, respectively, compared to the continuing vesting and expense associated with options granted in fiscal 2003 and fiscal 2004 with lower weighted average fair values of $2.72 and $2.70, respectively. The ultimate amount of equity-based compensation expense will be dependent on the number of option shares granted during the year, as well as the timing, the vesting period, and the determined fair value of the awards, and other factors such as future forfeitures.

In November 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we adopted this standard on July 1, 2005. No material impact on our financial statements resulted from the adoption of this standard.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the Company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents, and available-for-sale investments. Our financial investment portfolio at June 30, 2005 is carried at market value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Urologix, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting (Item 9A.(b)), that Urologix, Inc. did not maintain effective internal control over financial reporting as of June 30, 2005 because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Urologix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified, and included in its assessment, a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes as of June 30, 2005. Specifically, management did not have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s accounting over this area. This lack of adequate technical expertise resulted in a material error in the Company’s accounting for income taxes, which was identified during the course of the Company’s 2005 audit. This error related to the Company not providing a sufficient valuation allowance against deferred tax assets that are not more likely than not to be realized. The Company had incorrectly netted deferred tax liabilities related to intangibles with indefinite lives against deferred tax assets related to net operating loss carryforwards with finite lives in determining the amount of allowance necessary.

In our opinion, management’s assessment that Urologix, Inc. did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Urologix, Inc. has not maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Urologix, Inc. as of June 30, 2005 and 2004, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated September 28, 2005, which expressed an unqualified opinion on those financial statements.

KPMG LLP

Minneapolis, Minnesota

September 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. as of June 30, 2005 and 2004, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2005. These financial statements are the responsibility of the Company’s management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Urologix, Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Minneapolis, Minnesota

September 28, 2005

Urologix, Inc.

Balance Sheets

(In thousands, except per share data)

	June 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$10,599	$5,142
Available-for-sale investments	171	2,462
Accounts receivable, net of sales and bad debt allowances of $167 and $299	4,243	2,689
Inventories, net	1,742	2,144
Prepaids and other current assets	252	371

Total current assets	17,007	12,808

Property and equipment:
Property and equipment	9,977	9,256
Less accumulated depreciation	(7,526)	(6,583)

Property and equipment, net	2,451	2,673
Other assets	1,670	2,049
Goodwill, net	10,193	10,193
Other intangible assets, net	7,785	8,449

Total assets	$39,106	$36,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,533	$949
Accrued compensation	811	1,425
Other accrued expenses	1,175	1,407
Note payable	—	165
Deferred income	314	306

Total current liabilities	3,833	4,252

Deferred tax liability	1,152	858
Deferred income	896	1,077
Other accrued expenses	80	125

Total liabilities	5,961	6,312

COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,308 and 14,194 shares issued and outstanding	143	142
Additional paid-in capital	110,110	109,653
Accumulated deficit	(77,107)	(79,944)
Accumulated other comprehensive (loss) income	(1)	9

Total shareholders’ equity	33,145	29,860

Total liabilities and shareholders’ equity	$39,106	$36,172

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Operations

(In thousands, except per share data)

	For the Years Ended June 30
	2005	2004	2003
SALES	$25,813	$24,324	$18,775

COST OF GOODS SOLD	7,810	9,047	8,442

Gross profit	18,003	15,277	10,333

COSTS AND EXPENSES
Selling, general and administrative	11,643	12,338	15,390
Research and development	3,073	2,390	3,675
Amortization of other intangible assets	164	164	164
Restructuring	—	(200)	1,275

Total costs and expenses	14,880	14,692	20,504

OPERATING EARNINGS (LOSS)	3,123	585	(10,171)

INTEREST INCOME	147	110	289
INTEREST EXPENSE	(9)	(53)	(166)

EARNINGS (LOSS) BEFORE INCOME TAXES	3,261	642	(10,048)
PROVISION FOR INCOME TAXES	(424)	(286)	(286)

NET EARNINGS (LOSS)	$2,837	$356	$(10,334)

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC	$0.20	$0.03	$(0.74)

NET EARNINGS (LOSS) PER COMMON SHARE—DILUTED	$0.19	$0.02	$(0.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	14,279	14,015	13,915

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	14,759	14,649	13,915

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2002	13,902	$139	$108,449	$(69,966)	$39	$38,661
Change in unrealized gains (losses) on investments	—	—	—	—	48	48
Net loss	—	—	—	(10,334)	—	(10,334)

Comprehensive loss	—	—	—	—	—	(10,286)
Stock options exercised	57	1	149	—	—	150
Common shares issued under employee stock purchase plan	3	—	8	—	—	8

Balance, June 30, 2003	13,962	140	108,606	(80,300)	87	28,533
Change in unrealized gains (losses) on investments	—	—	—	—	(78)	(78)
Net earnings	—	—	—	356	—	356

Comprehensive earnings	—	—	—	—	—	278
Value of options issued to consultants	—	—	5	—	—	5
Stock options exercised	220	2	1,012	—	—	1,014
Common shares issued under employee stock purchase plan	12	—	30	—	—	30

Balance, June 30, 2004	14,194	142	109,653	(79,944)	9	29,860
Change in unrealized gains (losses) on investments	—	—	—	—	(10)	(10)
Net earnings	—	—	—	2,837	—	2,837

Comprehensive earnings	—	—	—	—	—	2,827
Stock options exercised	114	1	451	—	—	452
Income tax benefit related to employee stock options	—	—	6	—	—	6

Balance, June 30, 2005	14,308	$143	$110,110	$(77,107)	$(1)	$33,145

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Cash Flows

(In thousands)

	For the Years Ended June 30
	2005	2004	2003
OPERATING ACTIVITIES
Net earnings (loss)	$2,837	$356	$(10,334)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,881	2,001	2,073
Value of options issued to consultants	—	5	—
Provision for bad debts	63	1	58
Deferred income taxes	294	286	286
Change in operating assets and liabilities:
Accounts receivable	(1,617)	(561)	2,367
Inventories	(502)	665	(2,192)
Prepaids and other assets	498	681	455
Accounts payable	584	(322)	(846)
Accrued expenses and deferred income	(1,119)	(220)	626

Net cash provided by (used for) operating activities	2,919	2,892	(7,507)

INVESTING ACTIVITIES
Purchase of property and equipment	(91)	(112)	(280)
Purchase of investments	—	—	(12,364)
Proceeds from sales or maturities of investments	2,281	1,352	19,629

Net cash provided by investing activities	2,190	1,240	6,985

FINANCING ACTIVITIES
Proceeds from issuance of common stock	452	1,044	158
Payments made on capital lease obligations	—	(351)	(513)
Payments made on note payable	(104)	(410)	—

Net cash provided by (used for) financing activities	348	283	(355)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,457	4,415	(877)

CASH AND CASH EQUIVALENTS
Beginning of year	5,142	727	1,604

End of year	$10,599	$5,142	$727

Supplemental cash-flow information

Cash paid during the period for interest	$16	$157	$130
Income taxes paid during the period	$130	$9	$9
Net value of inventory transferred to (from) property and equipment	$904	$84	$1,723

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

Available-for-Sale Investments

We invest in money market funds and U.S. government and investment-grade corporate debt investments with original maturities ranging from 91 days to two years. These investments are considered to be available for sale and are stated at market value, with the resulting unrealized gains or losses reported as a component of comprehensive earnings (loss) in the statements of shareholders’ equity. The gross realized gains and losses on sales of available-for-sale investments were not material for the years ended June 30, 2005, 2004 and 2003. Available-for-sale investments consist of corporate and governmental bonds and are quoted at their estimated fair value based on market quotes at June 30, 2005, 2004 and 2003 (in thousands) as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
2005	$172	$—	$(1)	$171
2004	$2,453	$9	$—	$2,462
2003	$3,805	$87	$—	$3,892

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use. We retain title to these control units and do not recognize any revenue on these control units until title has transferred. These programs are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Trade Accounts Receivable

Trade accounts receivable are recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances for doubtful accounts and estimated sales returns.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay when determining the adequacy of the allowance. Accounts receivable are charged off after management determines they are uncollectible.

Bad debt provisions and accounts receivable write-offs for the years ended June 30, 2005, 2004 and 2003 were as follows (in thousands):

Years Ended	Beginning Balance	Provisions	Write-offs	Ending Balance
June 30, 2005	$262	$63	$(168)	$157
June 30, 2004	$294	$1	$(33)	$262
June 30, 2003	$392	$58	$(156)	$294

Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and consist of (in thousands):

	June 30, 2005	June 30, 2004
Raw materials	$1,153	$1,304
Work-in-process	320	163
Finished goods	269	677

Total inventories	$1,742	$2,144

Goodwill and Other Intangible Assets

At June 30, 2005, the net carrying value of goodwill was $10.2 million. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. We completed our fiscal 2005 assessment as of May 31, 2005 and have concluded that no impairment existed.

As of June 30, 2005 other intangible assets consist of developed technologies, customer base and trademarks of $5.1 million, $1.5 million and $1.2 million, respectively. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. We review intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Property and Equipment

Property and equipment are stated at cost. Company owned Cooled ThermoTherapy system control units located at customer sites for evaluation and long-term use programs are classified as property and equipment,

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

valued at net realizable value and depreciated over a useful life of four years. Repairs and maintenance are charged to expense as incurred. Depreciation for machinery, equipment and furniture is provided using the straight-line method based upon estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the useful life of the assets or term of the lease. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over their remaining useful lives.

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2005	June 30, 2004
Leasehold improvements, equipment and furniture	$388	$539
Computer equipment	60	70
Control units	2,003	2,064

Total property and equipment, net	$2,451	$2,673

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

Warranty provisions and claims for the years ended June 30, 2005, 2004 and 2003 were as follows (in thousands):

Years Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance
June 30, 2005	$215	$313	$(387)	$141
June 30, 2004	$159	$252	$(196)	$215
June 30, 2003	$203	$224	$(268)	$159

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine it is more likely than not that we will realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make the determination. We continue to assess the need for a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider factors such as having a cumulative pretax loss of $6.1 million in the past three fiscal years. The valuation allowance at June 30, 2005 was $32.2 million. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share was computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net earnings (loss) per common share was computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding plus all potentially dilutive common shares that result from stock options. The number of shares used in earnings per share computations is as follows (in thousands):

	For the years ended June 30,
	2005	2004	2003
Weighted average common shares outstanding—basic	14,279	14,015	13,915
Dilutive effect of stock options	480	634	—

Weighted average common shares outstanding—diluted	14,759	14,649	13,915

The dilutive effect of stock options in the above table excludes 445,000 and 261,000 of options for which the exercise price was higher than the average market price for the years ended June 30, 2005 and June 30, 2004, respectively.

As a result of our net loss for the year ended June 30, 2003, potentially dilutive common shares of 47,000 from stock options have been excluded from the calculation of diluted earnings per share for that period as the effect would be antidilutive.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and have elected to follow the “disclosure only” alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123, the net earnings (loss) and net earnings (loss) per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

	2005	2004	2003
Net earnings (loss), as reported	$2,837	$356	$(10,334)
Add: Stock-based employee compensation expense recognized in statement of operations	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(2,387)	(2,590)	(2,508)

Pro forma net earnings (loss)	$450	$(2,234)	$(12,842)

Net earnings (loss) per share:
Basic—as reported	$0.20	$0.03	$(0.74)
Basic—pro forma	$0.03	$(0.16)	$(0.92)

Diluted—as reported	$0.19	$0.02	$(0.74)
Diluted—pro forma	$0.03	$(0.16)	$(0.92)

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

The weighted average fair value of our options at their grant date was approximately $6.56 in 2005, $2.70 in 2004, and $2.72 in 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	2005	2004	2003
Volatility	88.4%	87.4%	98.4%
Risk-free interest rates	2.9%	3.3%	1.7%
Expected option life	4 years	4 years	4 years
Stock dividend yield	—	—	—

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we adopted this standard on July 1, 2005 using the modified prospective method. Beginning in fiscal year 2006, our results of operations will reflect compensation expense for new stock options granted under our stock incentive plan, and for the unvested portion of previous stock options granted. The ultimate amount of equity-based compensation expense will be dependent on the number of option shares granted during the year, as well as the timing, vesting period, and the determined fair value of the awards, and other factors such as future forfeitures.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we adopted this standard on July 1, 2005. No material impact on our financial statements resulted from the adoption of this standard.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the Company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements.

3. Other Intangible Assets, Net

Balances of other intangible assets, net, were as follows (in thousands):

	As of June 30, 2005			As of June 30, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$2,375	$5,125	$7,500	$1,875	$5,625
Customer base	2,300	780	1,520	2,300	616	1,684

Subtotal	$9,800	$3,155	6,645	$9,800	$2,491	7,309

Non-amortizing intangibles:
Trademarks			1,140			1,140

Total other intangible assets, net			$7,785			$8,449

Effective July 1, 2004, we began including amortization expense related to developed technologies within cost of goods sold. Consistent with this change, we re-classified $500,000 from amortization of intangibles to costs of goods sold for the fiscal years ended June 30, 2004 and 2003.

Future annual amortization expense for other intangible assets is expected to be approximately $664,000 for each of the next five fiscal years.

4. Other Accrued Expenses

Other accrued expenses were comprised of the following as of June 30, (in thousands):

	2005	2004
Accrued vacation	$251	$220
Other	1,004	1,312

Total other accrued expenses	$1,255	$1,532

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

5. Income Taxes

The components of income tax expense consist of the following (in thousands):

	For the years ended June 30,
	2005			2004			2003
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$46	$206	$252	$—	$262	$262	$—	$262	$262
State	84	88	172	—	24	24	—	24	24

Total	$130	$294	$424	$—	$286	$286	$—	$286	$286

A reconciliation of our statutory tax rate to the effective rate is as follows:

	For the years ended June 30,
	2005	2004	2003
Federal statutory rate	34.0%	34.0%	(34.0%)
State taxes, net of federal tax benefit	3.5	2.4	0.2
Nondeductible expenses	1.9	5.7	0.5
General business credits	1.2	(7.8)	(1.0)
Valuation allowance	(27.6)	10.2	37.1

	13.0%	44.5%	2.8%

The components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2005	2004
Deferred Tax Assets:
Net operating loss carry forward	$31,528	$31,874
Charitable contribution carry forward	98	113
Federal and state general business credits	568	618
AMT credit	42	—
Accrued expenses	523	722

Gross deferred tax assets	32,759	33,327

Deferred Tax Liabilities:
Amortization of customer base and developed technologies	(411)	(525)
Amortization of goodwill and trademarks	(1,194)	(858)
Property, plant and equipment	(117)	(288)

Gross deferred tax liabilities	(1,722)	(1,671)

Net deferred tax asset before valuation allowance	31,037	31,656
Less: valuation allowance	(32,189)	(32,514)

Total non-current deferred tax liability	$(1,152)	$(858)

A valuation allowance equal to the full amount of the related gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period has been established due to the uncertainty of their realization. As of June 30, 2005 and June 30, 2004, the valuation allowance was $32.2 million and $32.5 million, respectively. Of these amounts, $529,000 as of June 30, 2005 and $469,000 as of June 30, 2004 was

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

attributable to increases in the net operating loss carry forwards resulting from the exercise of stock options. These amounts will be recorded as an increase to additional paid-in capital if it is determined in the future that this portion of the valuation allowance is no longer required.

In fiscal year 2005, the tax benefit related to stock option exercises, after the application of the valuation allowance, resulted in $6,000 recorded as an increase to additional paid-in capital.

At June 30, 2005, the expiration dates and amounts of our carryforward losses and credits for federal income tax purposes are as follows:

Years expiring (in thousands)	Net Operating Losses	Research Credits
2008 - 2010	$3,476	$132
2011 - 2015	35,764	156
2016 - 2020	15,555	—
2021 - 2024	25,125	115

	$79,920	$403

We also have a credit for alternative minimum tax of $42,000 which has no expiration date.

Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions.

6. Deferred Income

Deferred income as of June 30 consisted of the following (in thousands):

	2005	2004
Deferred royalty income	$1,077	$1,261
Deferred warranty service income	133	122

Total deferred income	$1,210	$1,383

Deferred royalty income consists of a prepaid non-exclusive license previously granted to a third party for the use of technologies. Deferred royalty income is recognized as the greater of amounts due based on actual sales or amortization of the license fee over the remaining license period of six years.

Deferred revenue for prepayments made to us on warranty service contracts is recognized over the contract period ranging from 12 to 24 months.

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

During fiscal 2004, we recorded a $200,000 restructuring benefit, which resulted from a reduction in our severance obligations related to the May 2003 workforce reduction. All severance obligations have been paid. The lease term on the vacated space runs through fiscal 2008.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Restructuring activity was as follows (in thousands):

	Severance	Lease	Total
Balance, June 30, 2002	$—	$—	$—
Expense accruals	1,000	275	1,275
Cash payments	(364)	(11)	(375)

Balance, June 30, 2003	636	264	900
Expense accruals (reversals)	(210)	10	(200)
Cash payments	(426)	(105)	(531)

Balance, June 30, 2004	—	$169	$169
Cash payments	—	(44)	(44)

Balance, June 30, 2005	$—	$125	$125

8. Stock Options

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of June 30, 2005, we had reserved 4,450,910 shares of common stock under this plan, and 1,244,504 shares were available for future grants. Options expire seven to ten years from the date of grant and are subject to varying vesting schedules. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price per share equal to fair market value on the date of grant. Such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

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

The following tables summarize our option activity:

	For the years ended June 30,
	2005		2004		2003
	Number of Options	Weighted - Avg. Exercise Price Per Option	Number of Options	Weighted - Avg. Exercise Price Per Option	Number of Options	Weighted - Avg. Exercise Price Per Option
Outstanding, beginning of year	1,655,041	$5.70	1,453,391	$6.72	1,676,091	$8.06
Options granted	363,500	$10.46	776,000	$4.33	923,335	$4.06
Options canceled	(330,505)	$7.22	(354,183)	$7.58	(1,088,959)	$6.75
Options exercised	(113,236)	$4.00	(220,167)	$4.61	(57,076)	$2.62

Outstanding, end of year	1,574,800	$6.60	1,655,041	$5.70	1,453,391	$6.72

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Options Outstanding					Options Exercisable
Range of Exercise Prices		Outstanding as of June 30, 2005	Weighted-avg. Remaining Contractual Life	Weighted-avg. Exercise Price	Exercisable as of June 30, 2005	Weighted-avg. Exercise Price
$	— - $ 2.43	3,834	7.6	$2.14	1,541	$2.14
	$2.44 - $ 4.86	939,841	7.5	$3.82	512,033	$3.83
	$4.87 - $ 7.29	210,702	7.6	$6.13	166,316	$6.23
	$7.30 - $ 9.72	39,688	5.7	$8.95	35,937	$9.04
	$9.73 - $12.15	17,500	6.5	$11.85	13,854	$12.03
	$12.16 - $14.58	285,900	7.4	$12.80	99,930	$13.79
	$14.59 - $17.01	57,000	5.9	$15.59	57,000	$15.59
	$17.02 - $19.44	10,335	5.7	$18.10	9,605	$18.14
	$19.45 - $21.87	10,000	5.6	$20.28	10,000	$20.28

		1,574,800	7.4	$6.60	906,216	$6.77

Employee Stock Purchase Plan

We established an Employee Stock Purchase Plan (the Plan) and reserved 100,000 common shares for issuance under the Plan. Under the terms of the Plan, employees may purchase common shares at prices to be determined by the Company’s board of directors, ranging from 85% to 100% of the shares’ fair market value. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10% of the participant’s base pay, as defined. As of June 30, 2005, all shares have been issued under the Plan.

9. Commitments and Contingencies

401(k) Plan

The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to IRS allowed limits. Company matching contributions are discretionary, and none have been made to date.

Leases

The Company leases its facility and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2008. Rent expense related to operating leases was approximately $328,000, $311,000, and $309,000, for the years ended June 30, 2005, 2004 and 2003, respectively. Future minimum annual lease commitments under noncancelable operating leases with initial terms of one year or more are $341,000 in fiscal 2006, $351,000 in fiscal 2007, $264,000 in fiscal 2008, and none thereafter. The future minimum lease payments under noncancelable operating leases have not been reduced by sublease rentals under a noncancelable sublease. As of June 30, 2005, future minimum rentals to be received under a noncancelable sublease were approximately $383,000.

Note Payable

On December 30, 2003, a final payment of $705,000, including interest, was due to EDAP under a promissory note dated October 1, 2000 in the original principal amount of $575,000 issued to EDAP by us pursuant to an Asset Purchase Agreement dated the same date (the “Note”). Pursuant to the terms of the Note, on December 30, 2003 we paid EDAP $130,000 of accrued interest and $410,000 of principal and deferred payment

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

of $165,000 for offset against future anticipated product claims against EDAP. On December 31, 2004 we settled the remaining note balance by paying EDAP $120,000, consisting of $104,000 of principal and $16,000 of accrued interest.

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

	2005	2004	2003
United States	$25,578	$23,867	$18,089
Europe	124	204	419
Asia	103	253	267
Other	8	—	—

Total	$25,813	$24,324	$18,775

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Fred B. Parks, and Chief Financial Officer, Todd E. Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and due to the identification of a material weakness in internal control over financial reporting, related to the Company’s accounting for income taxes, as described below in Management’s Report on Internal Control Over Financial Reporting, concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Due to this material weakness in internal control over financial reporting, the Company performed other procedures in preparing its financial statements as of and for the year ended June 30, 2005, to ensure that such financial statements were presented fairly, in all material respects, in accordance with U.S. generally accepted accounting principles.

(b) Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In conducting the aforementioned evaluation, management identified a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes as of June 30, 2005. Specifically, management did not have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s accounting over this area. This lack of adequate technical expertise resulted in a material error in the Company’s accounting for income taxes, which was identified during the course of the Company’s 2005 audit. This error related to the Company not providing a sufficient valuation allowance against deferred tax assets that are not more likely than not to be realized. The Company had incorrectly netted deferred tax liabilities related to intangibles with indefinite lives against deferred tax assets related to net operating loss carryforwards with finite lives in determining the amount of allowance necessary. As a result of the error, the Company has restated its previously issued annual financial statements for each of the years in the three-year period ended June 30, 2004 and interim financial statements for the quarters ended March 31, 2005, December 31, 2004, September 30, 2004 and all the quarters in the year ended June 30, 2004.

Accordingly, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2005.

KPMG LLP, the independent registered public accounting firm that audited the financial statements in this Form 10-K, has issued an auditors’ report on management’s assessment of the effectiveness of the

Company’s internal control over financial reporting, which report is included in this Form 10-K under Item 8.

(c) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the last completed quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Regarding the material weakness described in Management’s Report On Internal Control Over Financial Reporting above, the Company is taking steps to ensure that the material weakness is remediated by implementing enhanced control procedures over accounting for income taxes which include education and training of Company management and staff to improve technical expertise with respect to income tax accounting. The Company is also evaluating whether to engage additional independent tax consulting resources to assist with the Company’s evaluation of complex issues concerning tax accounting and tax reserves and to assist management in developing its judgments with respect to such issues. The Company expects to have the remediation completed no later than December 31, 2005.

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

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in the sections “Election of Directors,” “Information Regarding Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is contained in the sections entitled “Executive Compensation and Other Information,” “Compensation of Directors,” and “Employment and Change in Control Agreements” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item is contained in the section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the section entitled “Independent Registered Public Accountants” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

(1) Financial Statements.

The financial statements of the Company are listed at Item 8 of this Form 10-K.

(2) Financial Statement Schedules for years ended June 30, 2005, 2004 and 2003.

None.

(3) Exhibits.

Exhibit Number	Document	Incorporated by Reference To:
3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of the Company.	Exhibit 3.2 of the Company’s Form 10-K for the year ended June 30, 2003 (the “2003 Form 10-K”).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed on January 16, 1997 (the “1997 Registration Statement”).

4.2	Form of Rights Agreement dated January 14, 1997, between Urologix, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent	Exhibit 1 of the Company’s 1997 Registration Statement.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan	Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-124939) filed on May 13, 2005.

10.2	Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995	Exhibit 10.5 of the Company’s 1996 Registration Statement.

10.3	* Form of Change In Control Agreement between the Company and its Executive Officers dated as of July 19, 2004.	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004

10.4	* Letter between Urologix, Inc. and Fred B. Parks dated as of May 21, 2003.	Exhibit 10.5 of the 2003 Form 10-K

10.5	* Letter between Urologix, Inc. and Fred B. Parks dated as of July 19, 2004.	Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004

10.6	* Stock Option Agreement with grant date of May 27, 2003 between the Company and Fred B. Parks.	Exhibit 10.6 of the 2003 Form 10-K

10.9	Amendment of Lease Agreement dated October 4, 2002 between Parkers Lake I Realty Corp. and the Company.	Exhibit 10.9 of the 2003 Form 10-K.

23.1	Consent of KPMG LLP	Attached hereto.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.	Attached hereto.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. § 1350.	Attached hereto.

*	Indicates a management contract or compensatory plan or arrangement.

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