Form 10-Q
period 2005-09-30
UROLOGIX INC
filed 2005-11-09
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

As of November 1, 2005, the Company had outstanding 14,313,943 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	September 30, 2005	June 30, 2005
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$10,255	$10,599
Available-for-sale investments	34	171
Accounts receivable, net of allowances of $185 and $167	4,248	4,243
Inventories	2,053	1,742
Prepaids and other current assets	370	252

Total current assets	16,960	17,007

Property and equipment:
Machinery, equipment and furniture	10,607	9,977
Less accumulated depreciation	(7,824)	(7,526)

Property and equipment, net	2,783	2,451
Other assets	1,579	1,670
Goodwill	10,193	10,193
Other intangible assets, net	7,619	7,785

Total assets	$39,134	$39,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,631	$1,533
Accrued compensation	437	811
Other accrued expenses	989	1,175
Deferred income	297	314

Total current liabilities	3,354	3,833
Deferred tax liability	1,208	1,152
Deferred income	846	896
Other accrued expenses	69	80

Total liabilities	5,477	5,961

COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,314 and 14,308 shares issued and outstanding	143	143
Additional paid-in capital	110,469	110,110
Accumulated deficit	(76,961)	(77,107)
Accumulated other comprehensive income	6	(1)

Total shareholders’ equity	33,657	33,145

Total liabilities and shareholders’ equity	$39,134	$39,106

(*)	The Balance Sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Sales	$6,157	$6,051
Cost of goods sold	2,032	1,838

Gross profit	4,125	4,213

Costs and expenses:
Selling, general and administrative	3,171	2,727
Research and development	796	642
Amortization of intangible assets	41	41

Total costs and expenses	4,008	3,410

Operating earnings	117	803
Interest income, net	57	26

Net earnings before taxes	$174	$829
Provision for income taxes	(28)	(109)

Net earnings	$146	$720

Net earnings per common share - basic	$0.01	$0.05

Net earnings per common share - diluted	$0.01	$0.05

Weighted average number of shares used in basic per share calculations	14,311	14,212

Weighted average number of shares used in diluted per share calculations	14,404	15,040

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Operating Activities:
Net earnings	$146	$720
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization	473	479
Provision for bad debts	18	37
Loss on disposal of assets	1	—
Employee stock-based compensation expense	337	—
Deferred income taxes	56	68
Change in operating items:
Accounts receivable	(23)	(233)
Inventories	(555)	(180)
Prepaids and other assets	(27)	108
Accounts payable	98	200
Accrued expenses and deferred income	(639)	(1,013)

Net cash (used for) provided by operating activities	(115)	186

Investing Activities:
Purchase of property and equipment	(396)	(11)
Proceeds from sale/maturity of available-for-sale investments	145	1,115

Net cash (used for) provided by investing activities	(251)	1,104

Financing Activities:
Proceeds from exercise of stock options	22	372

Net cash provided by financing activities	22	372

Net increase / (decrease) in cash and cash equivalents	(344)	1,662
Cash and cash equivalents:
Beginning of period	10,599	5,142

End of period	10,255	$6,804

Supplemental cash-flow information
Net value of inventory transferred to property and equipment	$241	$118

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2005

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company” or “Urologix”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2005 and the statements of operations and cash flows for the three months ended September 30, 2005 and 2004 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K for the year ended June 30, 2005.

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

3. Stock-Based Compensation

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of September 30, 2005, we had reserved 4,450,910 shares of common stock under this plan, and 991,898 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

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

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2005

(Unaudited)

On July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. As a result, as of September 30, 2005, our results of operations reflect compensation expense for new stock options granted and vested under our stock incentive plan, and the unvested portion of previous stock option grants which vested during the quarter. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands, except for per share data):

	Three months ended
	2005	2004
Total cost of stock-based compensation	$337	$—
Amount capitalized in inventory and property and equipment	—	—

Amounts charged against earnings, before income tax benefits	337	—
Amount of income tax benefit recognized in earnings	—	—

Amount charged against net earnings	$337	$—

Impact on net earnings per common share:
Basic	$0.02	—
Diluted	$0.02	—

Stock-based compensation expense was reflected in the September 30, 2005 statement of operations as follows (in thousands):

Cost of goods sold	$14
Selling, general and administrative	272
Research and development	51

$337

Prior to July 1, 2005, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net earnings and net earnings per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

Three months ended September 30, 2004
Net earnings, as reported	$720

Employee stock-based compensation expense included in net earnings	—
Less: stock-based employee compensation expense determined under fair value based method, net of tax	(618)

Pro forma net earnings	$102

Net earnings per share:
Basic - as reported	$0.05
Basic - pro forma	$0.01
Diluted - as reported	$0.05
Diluted - pro forma	$0.01

6

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2005

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended September 30, 2005 and 2004 using the Black-Scholes option-pricing model:

	2005	2004
Volatility	86.9%	88.4%
Risk-free interest rates	3.9%	2.9%
Expected option life	4 years	4 years
Stock dividend yield	—	—

A summary of our option activity for the three-month period ended September 30, 2005 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,574,800	$6.60
Options granted	291,000	5.47
Options forfeited	22,592	8.10
Options expired	15,802	11.03
Options exercised	6,217	3.64

Outstanding at September 30, 2005	1,821,189	6.37	7.7	—

Exercisable at September 30, 2005	996,087	6.88	6.9	—

There is no aggregate intrinsic value for options outstanding or exercisable at September 30, 2005 as the average price of our stock for the first quarter of fiscal 2006 was less than the average exercise price of options outstanding or exercisable.

The weighted average fair value of our options at their grant date was approximately $3.39 and $7.68 for the three-month periods ended September 30, 2005 and 2004, respectively. The total intrinsic value of options exercised during the three-month periods ended September 30, 2005 and 2004 was $8,000 and $527,000, respectively.

A summary of the status of our nonvested shares as of September 30, 2005 is as follows:

	Number of Options	Weighted-avg. Grant- Date Fair Value
Nonvested at July 1, 2005	668,584	4.15
Options granted	291,000	3.39
Options forfeited	(22,592)	5.09
Options vested	(111,890)	5.27

Nonvested at September 30, 2005	825,102	3.61

As of September 30, 2005, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation granted under our plan. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the three-month periods ended September 30, 2005 and 2004 were $590,000 and $623,000, respectively.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2005

(Unaudited)

4. Basic and diluted earnings per share

Basic earnings per share was computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share was computed by dividing the net earnings by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares that result from stock options. The number of shares used in earnings per share computations are as follows (in thousands):

	Three months ended September 30,
	2005	2004
Weighted average common shares outstanding - basic	14,311	14,212
Dilutive effect of stock options	93	828

Weighted average common shares outstanding - diluted	14,404	15,040

The dilutive effect of stock options in the above table excludes 1,023,000 and 434,000 of options for which the exercise price was higher than the average market price for the three month periods ended September 30, 2005 and 2004, respectively.

5. Inventories

Inventories consisted of the following as of (in thousands):

	September 30, 2005	June 30, 2005
Raw materials	$1,393	$1,153
Work in process	344	320
Finished goods	316	269

Total inventories	$2,053	$1,742

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2005

(Unaudited)

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

Balances of other intangible assets, net, were as follows (in thousands):

	As of September 30, 2005
	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$2,500	$5,000
Customer base	2,300	821	1,479

Subtotal	9,800	3,321	6,479

Non-amortizing intangibles:
Trademarks			1,140

Total other intangible assets			7,619

7. Comprehensive earnings

Comprehensive earnings includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive earnings are as follows (in thousands):

	Three months ended September 30,
	2005	2004
Net earnings	$146	$720
Change in net unrealized gains on investments	7	(7)

Comprehensive income	$153	$713

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2005

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

Warranty provisions and claims for the three month periods ended September 30, 2005 and 2004 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1	Warranty Provisions	Warranty Claims	Ending Balance at September 30
2006	$141	$136	($149)	$128
2005	$215	$77	($140)	$152

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

10. Asset Acquisition

During the first quarter of fiscal 2006 we acquired the Cooled ThermoTherapy assets of three regional mobile service providers for a purchase price of $391,000. The asset acquisition was to facilitate the launch of our own Cooled ThermoTherapy mobile service also during the first quarter of fiscal 2006. The purchase price was assigned to the fair value of the assets acquired as follows (in thousands):

Equipment	$309
Inventory	81
Supplies	1

$391

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three month periods ended September 30, 2005 and 2004. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2005.

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the need to maintain profitability and increase revenues; the rate of adoption of Cooled ThermoTherapy™ (transurethral microwave thermotherapy) products, our sole products, by the medical community; the impact of competitive treatments, products and pricing; the Company’s ability to develop and market new products, including the company-owned Cooled ThermoTherapy mobile service, and the Company’s ability to generate revenue from new products; the development and effectiveness of the Company’s sales organization and marketing efforts; developments in the reimbursement environment for the Company’s products including the determination of reimbursement rates for Cooled ThermoTherapy; the ability of third-party suppliers to produce and supply products; the Company’s ability to successfully defend its intellectual property against infringement and the cost and expense associated with that effort. We caution readers not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. A detailed discussion of risks and uncertainties may be found below in “Factors That May Affect Our Future Results and The Trading Price of Our Common Stock” and in our Annual Report on Form 10-K for the year ended June 30, 2005.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. The Centers for Medicare and Medicaid Services (CMS) reimburses for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, approximately $2,100 in calendar year 2005, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $500 per procedure.

CMS reimburses for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2005 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,900 compared to $4,000 in calendar 2004, which is subject to geographic adjustment. Reimbursement rates for calendar year 2006 will be published in the November 2005 edition of the Federal Register.

CMS had a CPT Code covering Cooled ThermoTherapy on the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). As a result, procedures performed in an ASC were reimbursed under a two part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under the system, while the urologist performing the procedure was reimbursed the same amount as if the treatment had occurred in a hospital, approximately $500. The relatively low facility reimbursement rate relative to the cost of the procedure potentially limited the number of Cooled ThermoTherapy treatments done in an ASC. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed at the office-based reimbursement rates, approximately $3,900 (inclusive of the physician’s fee) in calendar year 2005, subject to geographic adjustment.

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

In addition, on July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment.” The adoption of this statement resulted in the Company recognizing $337,000 of stock-based compensation expense during the first quarter of fiscal 2006. This expense is reflected as cost of goods sold of $14,000, selling, general and administrative expense of $272,000 and research and development expense of $51,000 in our statement of operations. The decrease in stock-based compensation expense compared to the pro-forma expense of $618,000 in the first quarter of fiscal 2005 is due primarily to the reduction in unvested options as of the beginning of fiscal 2006, and to the final vesting of options granted in fiscal 2001 and 2002 with weighted average fair values of $4.76 and $8.99, respectively, compared to the continuing vesting and expense associated with options granted in fiscal 2003 and 2004 with lower weighted-average fair values of $2.72 and $2.70, respectively.

Critical Accounting Policies:

In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our mobile service. We retain title to the control units placed with our customers for evaluation and long-term use and do not recognize any revenue on these control units until title has transferred. These programs as well as our mobile service offerings are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from our mobile service is recognized upon treatment of the patient. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors.

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

Valuation of Intangible Assets and Goodwill

At September 30, 2005, the net carrying value of goodwill was $10.2 million. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the impairment test are considered critical, due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.

As of September 30, 2005, other intangible assets consist of developed technologies, customer base and trademarks of $5.0 million, $1.5 million and $1.1 million, respectively. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible asset with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. We review intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine it is more likely than not that we will realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make the determination. We continue to assess the need for a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider factors such as having a cumulative loss of $7 million in the past three fiscal years and one quarter. The valuation allowance at June 30, 2005 was $32.2 million. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

Quarterly income tax expense is based on the expected annual tax rate for all of fiscal 2006. Changes in expected annual income and other factors could cause our annualized tax rate to change during the year.

Stock-Based Compensation

On July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. Under the modified prospective method, we recognize compensation expense on all stock option awards granted subsequent to July 1, 2005, as well as on any existing awards modified, repurchased or cancelled after July 1, 2005. In addition, compensation expense is recognized on the unvested portion of stock options granted prior to July 1, 2005. The amount of compensation expense is based on the fair value of the option award at the date of grant and is recognized over the requisite service period which corresponds to the option vesting period. Options typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Options granted to non-employee directors are immediately exercisable at the date of grant. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three month period ended September 30, 2005 was $6.2 million compared to $6.1 million during the same period of the prior fiscal year. The slight sales growth in the three month period ended September 30, 2005 is primarily attributable to sales from our mobile service which began in September 2005, as well as an increase in the number of domestic treatment catheters and Cooled ThermoTherapy system control units sold on a year-over-year basis, partially offset by a decrease in average per unit selling prices of single-use treatment catheters primarily due to the increased competition in the office-based BPH treatment market, as well as approximately $160,000 less revenue from our New Orleans territory as a result of the disruption from Hurricane Katrina.

Sales of our disposable treatment catheters accounted for 95% of our revenue in the first quarters of fiscal 2005 and 2004. At September 30, 2005, we had a domestic installed base of 518 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs and units being used in our Company-owned mobile service, compared to an installed base of 498 units at June 30, 2005.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters. Cost of goods sold for the three month period ended September 30, 2005 increased to $2.0 million from $1.8 million during the three month period ended September 30, 2004. The increase in cost of goods sold is largely the result of approximately $70,000 of expenses related to the launch of our Cooled ThermoTherapy mobile service, an increase in the number of treatment catheters and control units sold, as well as approximately $14,000 of equity-based compensation expense related to the adoption of SFAS 123R on July 1, 2005.

Gross profit as a percentage of sales for the three month period ended September 30, 2005 decreased to 67% from 70% in the three month period ended September 30, 2004. The decrease in gross profit rates primarily resulted from decreased year-over-year average per unit selling prices of our single-use treatment catheters combined with increased expenses from the launch of our mobile service and equity-based compensation expense mentioned above.

Selling, General & Administrative

Selling, general and administrative expenses increased to $3.2 million for the three month period ended September 30, 2005 from $2.7 million in the same period of fiscal year 2005. The increase in expense is primarily the result of $272,000 of equity-based compensation related to the adoption of SFAS 123R, as well as increases in sales and marketing programs and field sales personnel focused on increasing the awareness and acceptance of Cooled ThermoTherapy.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $796,000 from $642,000 for the three month periods ended September 30, 2005 and 2004, respectively. The increase in expenses resulted primarily from increased expenditures on product development activities related to our next generation Coolwave control unit as well as approximately $51,000 of equity-based compensation from the adoption of SFAS 123R.

Amortization of Intangible Assets

Amortization of intangible assets was $41,000 for both of the three month periods ended September 30, 2005 and 2004.

Net Interest Income

Net interest income for the three month period ended September 30, 2005 increased to $57,000 from $26,000 in the same period of the prior fiscal year due primarily to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Income tax expense decreased to $28,000 for the three month period ended September 30, 2005 from $109,000 in the prior year period primarily as a result of the decrease in operating earnings. Quarterly income tax expense is based on the expected annual tax rate for all of fiscal 2006. Changes in expected annual income and other factors could cause our annualized tax rate to change during the year. We currently expect income tax expense for the full year of fiscal 2006 to be at least $360,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of September 30, 2005, we had total cash, cash equivalents and available-for-sale investments of $10.3 million compared to $10.8 million as of June 30, 2005. Working capital increased to $13.6 million at September 30, 2005 from $13.2 million at June 30, 2005.

During the three months ended September 30, 2005, we used $115,000 of cash from operating activities primarily as a result of decreases in our accrued expenses and deferred income of $639,000 and increases in inventory of $555,000. The significant decrease in accrued expenses and deferred income resulted primarily from the payment of employee bonuses and fiscal 2005 year-end sales commissions during the first quarter of fiscal 2006. The increase in inventory is a result of increased production of Targis catheters and control units to meet increased demand, as well as increased purchases of raw materials for the anticipated production of our Coolwave product. These decreases in accrued expenses and increases in inventory were partially offset by depreciation and amortization of $473,000, employee stock-based compensation of $337,000 and our net earnings of $146,000.

During the first three months of fiscal 2006, we used $251,000 from investing activities resulting from the purchase of $396,000 of property and equipment partially offset by the sale/maturity of $145,000 of available-for-sale investments. The increase in the purchase of property and equipment is the result of the purchase of approximately $309,000 of equipment from three regional mobile service providers in the first quarter of fiscal 2006 to facilitate the launch of our own Cooled ThermoTherapy mobile service. The equipment purchased for the mobile service providers primarily consisted of vans, control units, ultrasounds and monitors and patient monitoring equipment. The remaining increase in property and equipment consisted largely of the purchase of computer equipment as well as additional equipment required for the launch of our mobile service.

During the three months ended September 30, 2005, we generated $22,000 in financing activities as a result of proceeds from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of September 30, 2005, our property and equipment, net, included approximately $2.1 million of control units used in evaluation or long-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

Based upon our financial performance in fiscal 2005 and the first three months of fiscal 2006, we believe our $10.3 million in cash, cash equivalents, and available-for-sale investments at September 30, 2005, together with the funds generated from operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

Physicians will not recommend Cooled ThermoTherapy procedures unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the Cooled ThermoTherapy procedure compared with other therapies. Patient acceptance of the Cooled ThermoTherapy procedure also will depend upon the ability of physicians to educate these patients on their treatment choices. Health care payer acceptance of our procedure will require, among other things, evidence of the cost effectiveness of Cooled ThermoTherapy compared to other BPH therapies. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community. If our Cooled ThermoTherapy procedure is not widely accepted by physicians, patients or payers, or is accepted more slowly than expected, our business will be harmed. Further, we recently introduced our own mobile Cooled ThermoTherapy service. If this service is not accepted by physicians, patients, or payers, or is accepted more slowly than expected, our business will be harmed.

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

Although we produced net earnings of $146,000 for the three months ended September 30, 2005 and $2.8 million for the year ended June 30, 2005, we have incurred losses of approximately $77 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

We depend upon our Cooled ThermoTherapy products for all of our revenues.

All of our revenues are derived from sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As a result, our success is solely dependent upon the success of our Cooled ThermoTherapy products. To date, our Cooled ThermoTherapy systems have not achieved widespread market adoption. If we are unable to widely commercialize the use of these systems successfully through our marketing initiatives, including our company-owned Cooled ThermoTherapy mobile service, our business, financial condition and results of operations will be materially and adversely affected. Further, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to alter our pricing or marketing structure in a manner that could have a material and adverse effect on us.

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

Other than the Targis system control unit and procedure kits, we outsource all other manufacturing for our products. We assemble Targis control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. Our reliance on outside suppliers for our components involves risks including limited control over the price and uncertainty regarding timely delivery and quality of parts. Additionally, we currently have a supply agreement with Accellent Endoscopy (formerly Venusa) for the production of the Prostatron single-use treatment catheter that extends though April 2006 with an automatic renewal term.

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

We used approximately $115,000 of net cash from operating activities in the three-month period ended September 30, 2005 and ended that period with approximately $10.3 million of cash, cash equivalents, and available-for-sale investments. We believe our $10.3 million in cash, cash equivalents, and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

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

Anti-takeover provisions in our articles of incorporation may have a negative effect on our stock price.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents, and available-for-sale investments. Our financial investment portfolio at September 30, 2005, is carried at market value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Fred B. Parks, and Chief Financial Officer, Todd E. Paulson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and due to a material weakness in internal controls over financial reporting related to the Company’s accounting for income taxes, as described below, concluded that the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in reports with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. To address the material weakness described below, the Company performed other procedures related to the calculation of deferred income taxes in preparing the financial statements included in this report to ensure that such financial statements were fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. The assessment was provided in “Management’s Report on Internal Control over Financial Reporting” set forth in Part II, Item 9A “Controls and Procedures” in the Company’s Form 10-K for the fiscal year ended June 30, 2005. This assessment identified a material weakness (within the meaning of PCAOB Auditing Standard No. 2) in internal control over financial reporting related to the Company’s accounting for income taxes that led management to conclude that, as of June 30, 2005, the Company’s internal control over financial reporting was not effective based upon the criteria in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This material weakness occurred because the Company’s management did not have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s accounting over this area. This lack of adequate technical expertise resulted in a material error in the Company’s accounting for income taxes, which was identified during the course of the Company’s 2005 audit. This error related to the Company not providing a sufficient valuation allowance against deferred tax assets that are not more likely than not to be realized. The Company had incorrectly netted deferred tax liabilities related to intangibles with indefinite lives against deferred tax assets related to net operating loss carryforwards with finite lives in determining the amount of allowance necessary. As a result, the Company restated its financial statements as of June 30, 2004 and 2003, and for each of the years in the three-year period ended June 30, 2004 and for all the quarters for the years ended June 30, 2005 and 2004.

(b) Changes in Internal Controls over Financial Reporting

In the first quarter of fiscal 2006, the Company developed and began the implementation of a remediation plan described below related to the material weakness in internal control over financial reporting identified above. Other than such actions noted below, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s remediation plan consists of implementing enhanced control procedures over accounting for income taxes that include education and training of Company management and staff to improve technical expertise with respect to income tax accounting. The Company is also evaluating whether to engage additional independent tax consulting resources to assist with the Company’s evaluation of complex issues concerning tax accounting and tax reserves and to assist management in developing its judgments with respect to such issues. The Company expects to have the remediation completed no later than December 31, 2005.

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

ITEM 6. EXHIBITS

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

Date November 9, 2005

Urologix, Inc.
(Registrant)

/s/ Fred B. Parks.
Fred B. Parks
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd E. Paulson
Todd E. Paulson
Vice President and Chief Financial Officer
(Principal Financial Officer)