Form 10-Q
period 2005-12-31
UROLOGIX INC
filed 2006-02-09
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 1, 2006, the Company had outstanding 14,320,546 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2005	June 30, 2005
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$10,753	$10,599
Available-for-sale investments	9	171
Accounts receivable, net of allowances of $182 and $167	3,965	4,243
Inventories	2,702	1,742
Prepaids and other current assets	333	252

Total current assets	17,762	17,007

Property and equipment:
Property and equipment	10,951	9,977
Less accumulated depreciation	(8,083)	(7,526)

Property and equipment, net	2,868	2,451
Other assets	1,483	1,670
Goodwill	10,193	10,193
Other intangible assets, net	7,453	7,785

Total assets	$39,759	$39,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,598	$1,533
Accrued compensation	247	811
Other accrued expenses	1,185	1,175
Deferred income	254	314

Total current liabilities	3,284	3,833
Deferred tax liability	1,268	1,152
Deferred income	806	896
Other accrued expenses	57	80

Total liabilities	5,415	5,961

COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,315 and 14,308 shares issued and outstanding	143	143
Additional paid-in capital	110,835	110,110
Accumulated deficit	(76,642)	(77,107)
Accumulated other comprehensive income	8	(1)

Total shareholders’ equity	34,344	33,145

Total liabilities and shareholders’ equity	$39,759	$39,106

(*)	The Balance Sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Sales	$6,535	$6,350	$12,692	$12,401
Cost of goods sold	2,182	1,911	4,214	3,749

Gross profit	4,353	4,439	8,478	8,652

Costs and expenses:
Selling, general and administrative	3,222	2,801	6,393	5,528
Research and development	785	793	1,581	1,435
Amortization of intangible assets	41	41	82	82

Total costs and expenses	4,048	3,635	8,056	7,045

Operating earnings	305	804	422	1,607
Interest income, net	88	31	145	57

Net earnings before taxes	393	835	567	1,664
Provision for income taxes	(74)	(110)	(102)	(219)

Net earnings	$319	$725	$465	$1,445

Net earnings per common share - basic	$0.02	$0.05	$0.03	$0.10

Net earnings per common share - diluted	$0.02	$0.05	$0.03	$0.10

Weighted average number of shares used in basic per share calculations	14,314	14,294	14,312	14,253

Weighted average number of shares used in diluted per share calculations	14,356	14,692	14,376	14,909

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2005	2004
Operating Activities:
Net earnings	$465	$1,445
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	979	948
Provision for bad debts	15	51
Loss on disposal of assets	1	—
Employee stock-based compensation expense	701	—
Deferred income taxes	116	136
Change in operating items:
Accounts receivable	263	71
Inventories	(1,394)	(591)
Prepaids and other assets	106	287
Accounts payable	65	262
Accrued expenses and deferred income	(727)	(1,103)

Net cash provided by operating activities	590	1,506

Investing Activities:
Purchase of property and equipment	(631)	(60)
Proceeds from sale/maturity of available-for-sale investments	171	1,447

Net cash (used for) provided by investing activities	(460)	1,387

Financing Activities:
Payments made on note payable	—	(104)
Proceeds from exercise of stock options	24	436

Net cash provided by financing activities	24	332

Net increase in cash and cash equivalents	154	3,225
Cash and cash equivalents:
Beginning of period	10,599	5,142

End of period	$10,753	$8,367

Supplemental cash-flow information
Cash paid during the period for interest	$—	$16
Net value of inventory transferred to property and equipment	$434	$314

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2005

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company” or “Urologix”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2005 and the statements of operations for the three and six month periods ended December 31, 2005 and 2004 and the statements of cash flows for the six month periods ended December 31, 2005 and 2004 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K for the year ended June 30, 2005.

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

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2005

(Unaudited)

3. Stock-Based Compensation

On July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. As a result, as of December 31, 2005, our results of operations reflect compensation expense for new stock options granted and vested in fiscal 2006 under our stock incentive plan, and the unvested portion of previous stock option grants which vested during the three and six month periods ended December 31, 2005. The amount of compensation expense is based on the fair value of the option award at the date of grant and is recognized over the requisite service period which corresponds to the option vesting period. Employee options typically vest 25 percent after the first year of service with the remainder vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Total cost of stock-based compensation	$364	$—	$701	$—
Amount capitalized in inventory and property and equipment	—	—	—	—

Amounts charged against income before income tax benefits	364	—	701	—
Amount of income tax benefit recognized in income	—	—	—	—

Amount charged against net income	$364	$—	$701	$—

Impact on net earnings per share:
Basic	$0.03	—	$0.05	—
Diluted	$0.03	—	$0.05	—

Stock-based compensation expense was reflected in the statements of operations for the three and six month periods ended December 31, 2005 as follows (in thousands):

	Three months ended December 31, 2005	Six months ended December 31, 2005
Cost of goods sold	$11	$25
Selling, general and administrative	314	586
Research and development	39	90

Total stock-based compensation	$364	$701

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2005

(Unaudited)

Prior to July 1, 2005, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123, the net earnings and net earnings per share would have been adjusted to the following pro-forma amounts (in thousands, except for per share data):

	Three months ended December 31, 2004	Six months ended December 31, 2004
Net earnings, as reported	$725	$1,445

Employee stock-based compensation included in net earnings	—	—
Total stock-based employee compensation expense determined under fair value based method, net of tax	(688)	(1,306)

Pro forma net earnings	$37	$139

Net earnings per share:
Basic - as reported	$0.05	$0.10
Basic - pro forma	$0.00	$0.01

Diluted - as reported	$0.05	$0.10
Diluted - pro forma	$0.00	$0.01

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2005

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

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Weighted average common shares outstanding - basic	14,314	14,294	14,312	14,253
Dilutive effect of stock options	42	398	64	656

Weighted average common shares outstanding - diluted	14,356	14,692	14,376	14,909

The dilutive effect of stock options in the above table excludes 1,342,755 and 602,000, respectively, for the three month periods ended December 31, 2005 and 2004, and 1,285,155 and 449,000, respectively, for the six month periods ended December 31, 2005 and 2004 of options for which the exercise price was higher than the average market price.

5. Inventories

Inventories consisted of the following as of (in thousands):

	December 31, 2005	June 30, 2005
Raw materials	$1,754	$1,153
Work in process	322	320
Finished goods	626	269

Total inventories	$2,702	$1,742

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2005

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

Balances of other intangible assets, net, were as follows (in thousands):

	As of December 31, 2005
	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$2,625	$4,875
Customer base	2,300	862	1,438

Subtotal	9,800	3,487	6,313

Non-amortizing intangibles:
Trademarks			1,140

Total other intangible assets			$7,453

7. Comprehensive earnings

Comprehensive earnings includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive earnings are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net earnings	$319	$725	$465	$1,445
Change in net unrealized gains (losses) on investments	2	(3)	9	(10)

Comprehensive income	$321	$722	$474	$1,435

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2005

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

Warranty provisions and claims for the six month periods ended December 31, 2005 and 2004 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1	Warranty Provisions	Warranty Claims	Ending Balance at December 31
2006	$141	$168	$(193)	$116
2005	$215	$116	$(186)	$145

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

$391

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and six month periods ended December 31, 2005 and 2004. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2005.

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the need to maintain profitability and increase revenues; the rate of adoption of Cooled ThermoTherapy™ (transurethral microwave thermotherapy) products, our sole products, by the medical community; approval by the FDA of the Company’s products, including the release of the Company’s Coolwave control unit and the timing of such approval; the ability of third-party suppliers to produce and supply products; the impact of competitive treatments, products and pricing; the Company’s ability to develop and market new products, including the company-owned Cooled ThermoTherapy mobile service, and the Company’s ability to generate revenue from new products; the development and effectiveness of the Company’s sales organization and marketing efforts; developments in the reimbursement environment for the Company’s products including the determination of reimbursement rates for Cooled ThermoTherapy; the Company’s ability to successfully defend its intellectual property against infringement and the cost and expense associated with that effort. We caution readers not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. A detailed discussion of risks and uncertainties may be found below in “Factors That May Affect Our Future Results and The Trading Price of Our Common Stock” and in our Annual Report on Form 10-K for the year ended June 30, 2005.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. The Centers for Medicare and Medicaid Services (CMS) reimburses for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2006 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,800 compared to $3,900 in calendar 2005, which is subject to geographic adjustment.

CMS reimburses for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, we expect this rate to be approximately $2,100 in calendar year 2006, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $500 per procedure.

CMS had a CPT Code covering Cooled ThermoTherapy on the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). As a result, procedures performed in an ASC were reimbursed under a two part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under the system, while the urologist performing the procedure was reimbursed the same amount as if the treatment had occurred in a hospital, approximately $500. The relatively low facility reimbursement rate relative to the cost of the procedure potentially limited the number of Cooled ThermoTherapy treatments done in an ASC. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed at the office-based reimbursement rates, approximately $3,800 (inclusive of the physician’s fee) in calendar year 2006, subject to geographic adjustment.

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is (i) educate both patients and physicians on the benefits of Cooled ThermoTherapy compared to other treatment options, (ii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) increase the number of physicians who provide Cooled ThermoTherapy to their patients, and (iv) efficiently provide more physicians with access to Cooled ThermoTherapy through the launch and expansion of our Cooled ThermoTherapy mobile service.

We expect to continue to invest in sales and marketing programs, the expansion of our Cooled ThermoTherapy mobile service, and research and development projects and clinical trials as we focus on growing revenues and continuing to improve our therapy. We have submitted PMA supplements to the FDA in support of our next generation control unit, CoolwaveTM and these PMA supplements are currently under review by the FDA. Our future profitability will be dependent upon, among other factors, our success in achieving increased treatment volume and market adoption of the Cooled ThermoTherapy procedures in the physician’s office, including treatments delivered through our Cooled ThermoTherapy mobile service, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in physicians’ offices, hospitals, and ambulatory surgery centers and the amount of reimbursement provided.

We anticipate fiscal 2006 annual revenues in the range of $26 million to $28 million, compared to $25.8 million in fiscal 2005. Diluted net earnings per share are expected to be $0.10 to $0.15 per share, including $1.3 million to $1.4 million of equity-based compensation expense, compared to $0.19 per share in fiscal 2005. Fiscal 2005 results do not include the impact of equity-based compensation expense.

In addition, on July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment.” The adoption of this statement resulted in the Company recognizing $364,000 and $701,000, respectively, of stock-based compensation expense for the three and six month periods ended December 31, 2005. This expense is reflected as follows:

	Three months ended December 31, 2005	Six months ended December 31, 2005
Cost of goods sold	$11,000	$25,000
Selling, general and administrative	314,000	586,000
Research and development	39,000	90,000

Total stock-based compensation	$364,000	$701,000

The decrease in stock-based compensation expense compared to the pro-forma expense of $688,000 and $1,306,000 in the three and six month periods ended December 31, 2004 is due primarily to the reduction in unvested options as of the beginning of fiscal 2006, and to the final vesting of options granted in fiscal 2001 and 2002 with weighted average fair values of $4.76 and $8.99, respectively, compared to the continuing vesting and expense associated with options granted in fiscal 2003 and 2004 with lower weighted-average fair values of $2.72 and $2.70, respectively.

Critical Accounting Policies:

In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and long-term use and do not recognize any revenue on these control units until title has transferred. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from our mobile service is recognized upon treatment of the patient. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors.

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

Valuation of Intangible Assets and Goodwill

At December 31, 2005, the net carrying value of goodwill was $10.2 million. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the impairment test are considered critical, due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.

As of December 31, 2005, other intangible assets consist of developed technologies, customer base and trademarks of $4.9 million, $1.4 million and $1.1 million, respectively. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible asset with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. We review intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine it is more likely than not that we will realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make the determination. We continue to assess the need for a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider factors such as having a cumulative loss of $2.4 million in the past twelve quarters. The valuation allowance at June 30, 2005 was $32.2 million. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

Quarterly income tax expense is based on the expected annual tax rate for all of fiscal 2006. Changes in expected annual income and other factors could cause our annualized tax rate to change during the year.

Stock-Based Compensation

On July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. Under the modified prospective method, we recognize compensation expense on all stock option awards granted subsequent to July 1, 2005, as well as on any existing awards modified, repurchased or cancelled after July 1, 2005. In addition, compensation expense is recognized on the unvested portion of stock options granted prior to July 1, 2005. The amount of compensation expense is based on the fair value of the option award at the date of grant and is recognized over the requisite service period which corresponds to the option vesting period. Employee options typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six month periods ended December 31, 2005 were $6.5 million and $12.7 million, respectively, compared to $6.4 million and $12.4 million, respectively, during the same period of the prior fiscal year. The sales growth for both the three and six month periods ended December 31, 2005 is largely attributable to sales from our Cooled ThermoTherapy mobile service which was launched in September 2005. This increase was partially offset by a decrease in average per unit selling prices of single-use treatment catheters primarily due to increased competition in the office-based BPH treatment market. Sales of our single-use treatment catheters and mobile treatments accounted for approximately 95% of our revenue in the three month period ended December 31, 2005 compared to approximately 94% of revenue for catheters in the same period of the prior year. For the first half of fiscal 2006, sales of single-use treatment catheters accounted for approximately 95% of revenue, consistent with the first half of fiscal 2005.

At December 31, 2005, we had a domestic installed base of 535 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs and units being used in our Company-owned mobile service, compared to an installed base of 518 units at September 30, 2005 and 498 units at June 30, 2005.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three and six month periods ended December 31, 2005 increased to $2.2 million and $4.2 million, respectively, from $1.9 million and $3.7 million during the same period of the prior year. The increase in cost of goods sold is primarily the result of an increase in the number of treatment catheters and control units sold, additional costs associated with the delivery of our Cooled ThermoTherapy mobile service that was launched in September 2005, as well as approximately $11,000 and $25,000, respectively, of equity-based compensation expense for the three and six month periods ended December 31, 2005 related to the adoption of SFAS No. 123R on July 1, 2005.

Gross profit as a percentage of sales for both the three and six month periods ended December 31, 2005 decreased to 67% from 70% in the three and six month periods ended December 31, 2004. The decrease in gross profit rates resulted from decreased year-over-year average per unit selling prices of our single-use treatment catheters combined with increased expenses associated with the launch and delivery of our mobile service and the equity-based compensation expense mentioned above.

Selling, General & Administrative

Selling, general and administrative expenses increased to $3.2 million and $6.4 million, respectively, for the three and six month periods ended December 31, 2005 from $2.8 million and $5.5 million in the same period of fiscal year 2005. The increase in expense for the three-month period ended December 31, 2005 is almost entirely the result of $314,000 of equity-based compensation related to the adoption of SFAS No. 123R. The increase in selling, general and administrative expense for the six-month period ended December 31, 2005 is also largely the result of $586,000 of equity-based compensation expense, as well as increased selling expenses associated with the expansion of our sales force in the second half of the prior fiscal year.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased slightly to $785,000 from $793,000 for the three month periods ended December 31, 2005 and 2004, respectively. Research and development expenses for the six months ended December 31, 2005 increased to $1.6 million from $1.4 million in the same period of the prior year. The increase in expenses is the result of increased expenditures on product development and clinical activities, as well as approximately $90,000 of equity-based compensation expense from the adoption of SFAS No. 123R.

Amortization of Intangible Assets

Amortization of intangible assets was $41,000 and $82,000 for both of the three and six month periods ended December 31, 2005 and 2004, respectively.

Net Interest Income

Net interest income for the three and six month periods ended December 31, 2005 increased to $88,000 and $145,000, respectively, from $31,000 and $57,000 in the same period of the prior fiscal year. The increase is due primarily to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Income tax expense decreased to $74,000 and $102,000, respectively, for the three and six month periods ended December 31, 2005 from $110,000 and $219,000 in the prior year periods. The decrease is primarily the result of the decrease in operating earnings. Quarterly income tax expense is based on the expected annual tax rate for all of fiscal 2006. Changes in expected annual income and other factors could cause our annualized tax rate to change during the year, but we currently expect income tax expense for the full year of fiscal 2006 to be approximately $350,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of December 31, 2005, we had total cash, cash equivalents and available-for-sale investments of $10.8 million, flat with June 30, 2005 balances. Working capital increased to $14.5 million at December 31, 2005 from $13.2 million at June 30, 2005.

During the six months ended December 31, 2005, we generated $590,000 of cash from operating activities primarily as a result of depreciation and amortization of $979,000, employee stock-based compensation of $701,000 and our net earnings of $465,000. The depreciation and amortization, employee stock-based compensation and net earnings were partially offset by increases in inventory of $1.4 million and decreases in our accrued expenses and deferred income of $727,000. The increase in inventory resulted primarily from increased production of Targis catheters and control units, as well as inventory purchases related to the anticipated release of our Coolwave control unit. A portion of the control unit inventory was transferred to property and equipment in support of our customer evaluation and long-term use programs and to support the expansion of our Cooled ThermoTherapy mobile service. The decrease in accrued expenses and deferred income resulted primarily from the payment of previously accrued fiscal 2005 employee bonuses and June 2005 sales commissions during the first quarter of fiscal 2006. The decrease in net cash provided by operating activities of $916,000 in the six months ended December 31, 2005 compared to the six months ended December 31, 2004, is primarily due to the increase in inventory.

During the first six months of fiscal 2006, we used $460,000 from investing activities resulting from the purchase of $631,000 of property and equipment, partially offset by the maturity of approximately $171,000 of available-for-sale investments. The increase in the purchase of property and equipment is the result of the purchase of approximately $309,000 of equipment from three regional mobile service providers in the first quarter of fiscal 2006 to facilitate the launch of our own Cooled ThermoTherapy mobile service. The equipment purchased for the mobile service providers consisted of vans, control units, ultrasounds and monitors and patient monitoring equipment. The remaining increase in property and equipment is largely the result of additional equipment purchased during the second quarter of fiscal 2006 to expand our mobile service offering. During the second quarter we established four new mobile routes resulting in mobile service being offered in nine select geographies in the United States as of December 31, 2005.

During the six months ended December 31, 2005, we generated $24,000 in financing activities as a result of proceeds from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of December 31, 2005, our property and equipment, net, included approximately $2.1 million of control units used in evaluation or long-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

Based upon our financial performance in fiscal 2005 and the first six months of fiscal 2006, we believe our $10.8 million in cash, cash equivalents and available-for-sale investments at December 31, 2005, together with the funds generated from operations, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

Our products, including our Cooled ThermoTherapy mobile service, may not achieve market acceptance, which could limit our future revenue.

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

We may not be able to obtain regulatory approvals for our products, including our next generation control unit, CoolWave. If regulatory approvals for our products are not obtained on a timely basis, or not approved as submitted, or at all, it could have a significant negative effect on our financial condition and results of operations. Additionally, delays in receipt of regulatory approvals for our products or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition and results of operations. In addition, the health care industry in the United States is generally subject to fundamental change due to regulatory, as well as political, influences. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include controls on health care spending through limitations on the growth of private purchasing groups and price controls. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

We, along with our distributors and health care providers who purchase our products and services, are subject to state and federal laws prohibiting kickbacks or other forms of bribery in the health care industry. We may be subject to civil and criminal prosecution for violations of any of these laws by our agents or us.

We have only attained profitability recently.

Although we produced net earnings of $319,000 and $465,000, respectively, for the three and six month periods ended December 31, 2005 and $2.8 million for the year ended June 30, 2005, we have incurred losses of approximately $77 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

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

We generated approximately $590,000 of net cash from operating activities in the six month period ended December 31, 2005 and ended that period with approximately $10.8 million of cash, cash equivalents and available-for-sale investments. We believe our $10.8 million in cash, cash equivalents and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

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

Provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and may have a possible negative effect on our stock price.

Certain provisions of Minnesota law, our articles of incorporation and bylaws and other agreements may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us, including:

•	the provisions of Minnesota law relating to business combinations and control share acquisitions;

•	the provisions of our bylaws regarding the business properly brought before shareholders;

•	the provisions of our articles of incorporation and bylaws regarding our staggered board of directors;

•	the right of our board of directors to establish more than one class or series of shares and to fix the relative rights and preferences of any such different classes or series;

•	our shareholder rights plan, which would cause substantial dilution to any person or group attempting to acquire our company on terms not approved in advance by our board of directors; and

•	the provisions of our stock option plans allowing for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control” and provisions of agreements with certain of our executive officers requiring payments if their employment is terminated and there is a “change in control.”

These measures could discourage or prevent a takeover of us or changes in our management, even if an acquisition or such changes would be beneficial to our shareholders. This may have a negative effect on the price of our common stock.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents, and available-for-sale investments. Our financial investment portfolio at December 31, 2005, is carried at market value. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates for the issues contained in the available-for-sale investment portfolio and was not materially different from the quarter-end carrying value. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

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

(b)	Changes in Internal Controls over Financial Reporting

In the three months ended December 31, 2005, the Company completed the implementation of the remediation plan related to a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes as previously reported in “Management’s Report on Internal Control over Financial Reporting” set forth in Part II, Item 9A “Controls and Procedures” in the Company’s Form 10-K for the fiscal year ended June 30, 2005. Other than the remediation actions noted below, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended December 31, 2005, the Company fully implemented its remediation plan and in connection with such implementation, enhanced control procedures over accounting for income taxes that included the education and training of Company management and staff to improve technical expertise with respect to income tax accounting. The Company also engaged additional independent tax consulting resources to assist with the Company’s evaluation of complex issues concerning tax accounting and tax reserves and to assist management in developing its judgments with respect to such issues, as well as to assist the Company with the preparation of the quarterly and annual tax provision.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures and its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on November 8, 2005. Of the 14,313,943 shares of common stock outstanding and entitled to vote at the meeting as of September 15, 2005, 13,696,025 shares were present, either in person or by proxy. The following describes the maters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting.

Proposal 1: To elect a director to hold office for a term of three years or until his respective successor has been elected and shall qualify.

Nominee	Votes
Sidney W. Emery, Jr.	For:	13,651,621
	Withheld:	44,404

Fred B. Parks, Bobby I. Griffin, Guy C. Jackson and Daniel J. Starks continued their respective terms as directors after the Annual Meeting.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 9, 2006

UROLOGIX, INC.

/s/ Fred B. Parks.
Fred B. Parks
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd E. Paulson
Todd E. Paulson
Vice President and Chief Financial Officer
(Principal Financial Officer)