Form 10-Q
period 2006-03-31
UROLOGIX INC
filed 2006-05-10
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2006, the Company had outstanding 14,327,795 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	March 31, 2006	June 30, 2005
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$10,824	$10,599
Available-for-sale investments	—	171
Accounts receivable, net of allowances of $183 and $167	4,455	4,243
Inventories	3,307	1,742
Prepaids and other current assets	198	252

Total current assets	18,784	17,007

Property and equipment:
Property and equipment	11,176	9,977
Less accumulated depreciation	(8,397)	(7,526)

Property and equipment, net	2,779	2,451
Other assets	1,387	1,670
Goodwill	10,193	10,193
Other intangible assets, net	7,286	7,785

Total assets	$40,429	$39,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,785	$1,533
Accrued compensation	275	811
Other accrued expenses	928	1,175
Deferred income	248	314

Total current liabilities	3,236	3,833
Deferred tax liability	1,340	1,152
Deferred income	758	896
Other accrued expenses	50	80

Total liabilities	5,384	5,961

COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,328 and 14,308 shares issued and outstanding	143	143
Additional paid-in capital	111,171	110,110
Accumulated deficit	(76,278)	(77,107)
Accumulated other comprehensive income (loss)	9	(1)

Total shareholders’ equity	35,045	33,145

Total liabilities and shareholders’ equity	$40,429	$39,106

(*)	The Balance Sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Sales	$6,551	$6,524	$19,243	$18,925
Cost of goods sold	2,183	2,002	6,397	5,751

Gross profit	4,368	4,522	12,846	13,174

Costs and expenses:
Selling, general and administrative	3,241	2,926	9,634	8,454
Research and development	701	795	2,282	2,230
Amortization of intangible assets	41	41	123	123

Total costs and expenses	3,983	3,762	12,039	10,807

Operating earnings	385	760	807	2,367
Interest income, net	102	34	247	91

Net earnings before taxes	487	794	1,054	2,458
Provision for income taxes	(123)	(108)	(225)	(327)

Net earnings	$364	$686	$829	$2,131

Net earnings per common share - basic	$0.03	$0.05	$0.06	$0.15

Net earnings per common share - diluted	$0.03	$0.05	$0.06	$0.14

Weighted average number of shares used in basic per share calculations	14,323	14,304	14,316	14,270

Weighted average number of shares used in diluted per share calculations	14,362	14,606	14,369	14,834

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Operating Activities:
Net earnings	$829	$2,131
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,509	1,422
Provision for bad debts	16	58
Loss on disposal of assets	1	—
Employee stock-based compensation expense	992	—
Deferred income taxes	188	204
Change in operating items:
Accounts receivable	(228)	(668)
Inventories	(2,146)	(599)
Prepaids and other assets	337	473
Accounts payable	252	362
Accrued expenses and deferred income	(1,017)	(1,039)

Net cash provided by operating activities	733	2,344

Investing Activities:
Purchase of property and equipment	(758)	(92)
Proceeds from sale/maturity of available-for-sale investments	181	1,679

Net cash (used for) provided by investing activities	(577)	1,587

Financing Activities:
Payments made on note payable	—	(104)
Proceeds from exercise of stock options	69	442

Net cash provided by financing activities	69	338

Net increase in cash and cash equivalents	225	4,269
Cash and cash equivalents:
Beginning of period	10,599	5,142

End of period	$10,824	$9,411

Supplemental cash-flow information
Cash paid during the period for interest	$—	$16
Net value of inventory transferred to property and equipment	$581	$618

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2006

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company” or “Urologix”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2006 and the statements of operations for the three and nine month periods ended March 31, 2006 and 2005 and the statements of cash flows for the nine month periods ended March 31, 2006 and 2005 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K for the year ended June 30, 2005.

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

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2006

(Unaudited)

3. Stock-Based Compensation

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of March 31, 2006, we had reserved 4,450,910 shares of common stock under this plan, and 1,050,305 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

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

On July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. As a result, our fiscal 2006 results of operations reflect compensation expense for new stock options granted and vested in fiscal 2006 under our stock incentive plan, and the unvested portion of previous stock option grants which vested during fiscal 2006. Amounts recognized in the financial statements related to stock-based compensation for the three and nine month periods ended March 31, 2006 were as follows (in thousands, except per share amounts):

	Three months ended March 31, 2006	Nine months ended March 31, 2006
Cost of goods sold	$14	$39
Selling, general and administrative	241	827
Research and development	36	126

Total stock-based compensation	$291	$992

Impact on net earnings per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2006

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

	Three months ended March 31, 2005	Nine months ended March 31, 2005
Net earnings, as reported	$686	$2,131
Employee stock-based compensation included in net earnings	—	—
Total stock-based employee compensation expense determined under fair value based method, net of tax	(725)	(1,966)

Pro forma net earnings	$(39)	$165

Net earnings per share:
Basic - as reported	$0.05	$0.15
Basic - pro forma	$0.00	$0.01

Diluted - as reported	$0.05	$0.14
Diluted - pro forma	$0.00	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the nine-month periods ended March 31, 2006 and 2005 using the Black-Scholes option-pricing model:

	2006	2005
Volatility	86.6%	88.3%
Risk-free interest rates	4.1%	3.0%
Expected option life	4 years	4 years
Stock dividend yield	—	—

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2006

(Unaudited)

A summary of our option activity for the nine-month period ended March 31, 2006 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,574,800	$6.60
Options granted	387,500	5.11
Options forfeited	112,678	6.80
Options expired	80,623	9.82
Options exercised	20,069	3.44
Outstanding at March 31, 2006	1,748,930	6.12	6.7	—
Exercisable at March 31, 2006	1,090,312	6.44	6.6	—

There is no aggregate intrinsic value for options outstanding or exercisable at March 31, 2006 as the average price of our stock for the nine month period ended March 31, 2006 was less than the average exercise price of options outstanding or exercisable.

The weighted average fair value of our options at their grant date was approximately $3.16 and $6.82 for the nine-month periods ended March 31, 2006 and 2005, respectively. The total intrinsic value of options exercised during the nine-month periods ended March 31, 2006 and 2005 was approximately $15,000 and $568,000, respectively.

A summary of the status of our nonvested shares as of March 31, 2006 is as follows:

	Number of Options	Weighted-avg. Grant-Date Fair Value
Nonvested at July 1, 2005	668,584	4.15
Options granted	387,500	3.16
Options forfeited	(112,678)	4.26
Options vested	(284,788)	4.06
Nonvested at March 31, 2006	658,618	3.44

As of March 31, 2006, there was $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation granted under our plan. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the nine-month periods ended March 31, 2006 and 2005 were $1.2 million and $1.4 million, respectively.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2006

(Unaudited)

4. Basic and diluted earnings per share

Basic earnings per share was computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share was computed by dividing the net earnings by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares that result from stock options. The number of shares used in the earnings per share computations are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Weighted average common shares outstanding - basic	14,323	14,304	14,316	14,270
Dilutive effect of stock options	39	302	53	564

Weighted average common shares outstanding - diluted	14,362	14,606	14,369	14,834

The dilutive effect of stock options in the above table excludes 1.4 million and 598,000, respectively, for the three month periods ended March 31, 2006 and 2005, and 1.2 million and 431,000, respectively, for the nine month periods ended March 31, 2006 and 2005 of options for which the exercise price was higher than the average market price.

5. Inventories

	March 31, 2006	June 30, 2005
Raw materials	$2,041	$1,153
Work in process	551	320
Finished goods	715	269

Total inventories	$3,307	$1,742

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2006

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

Balances of other intangible assets, net, were as follows (in thousands):

	As of March 31, 2006
	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Developed technologies	$7,500	$2,750	$4,750
Customer base	2,300	904	1,396

Subtotal	9,800	3,654	6,146

Non-amortizing intangibles:
Trademarks			1,140

Total other intangible assets			$7,286

7. Comprehensive earnings

Comprehensive earnings includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive earnings are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net earnings	$364	$686	$829	$2,131
Change in net unrealized gains (losses) on investments	1	—	10	(10)

Comprehensive income	$365	$686	$839	$2,121

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2006

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

Warranty provisions and claims for the nine month periods ended March 31, 2006 and 2005 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1	Warranty Provisions	Warranty Claims	Ending Balance at March 31
2006	$141	$165	$(198)	$108

2005	$215	$238	$(310)	$143

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

$391

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and nine month periods ended March 31, 2006 and 2005. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2005.

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the need to maintain profitability and increase revenues; the rate of adoption of Cooled ThermoTherapy™ (transurethral microwave thermotherapy) products, our sole products, by the medical community; approval by the FDA of the Company’s products; the ability of third-party suppliers to produce and supply products; the impact of competitive treatments, products and pricing; the Company’s ability to develop and market new products, including the company-owned Cooled ThermoTherapy mobile service and the CoolWave ™ control unit, and the Company’s ability to generate revenue from new products; the development and effectiveness of the Company’s sales organization and marketing efforts; developments in the reimbursement environment for the Company’s products including the determination of reimbursement rates for Cooled ThermoTherapy; the Company’s ability to successfully defend its intellectual property against infringement and the cost and expense associated with that effort. We caution readers not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. A detailed discussion of risks and uncertainties may be found below in “Factors That May Affect Our Future Results and The Trading Price of Our Common Stock” and in our Annual Report on Form 10-K for the year ended June 30, 2005.

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

CMS reimburses for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, approximately $2,100 in calendar year 2006, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $500 per procedure.

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

We expect to continue to invest in sales and marketing programs, the expansion of our Cooled ThermoTherapy mobile service, and research and development and clinical trials as we focus on growing revenues and continuing to improve our therapy. In addition, we recently received FDA approval for our CoolWave control unit which we expect to launch in the first quarter of fiscal 2007. Our future profitability will be dependent upon, among other factors, our success in achieving increased treatment volume and market adoption of the Cooled ThermoTherapy procedures in the physician’s office, including treatments delivered through our Cooled ThermoTherapy mobile service, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in physicians’ offices, hospitals, and ambulatory surgery centers and the amount of reimbursement provided.

In addition, on July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment.” The adoption of this statement resulted in the Company recognizing $291,000 and $992,000, respectively, of stock-based compensation expense for the three and nine month periods ended March 31, 2006. This expense is reflected as follows:

	Three months ended March 31, 2006	Nine months ended March 31, 2006
Cost of goods sold	$14,000	$39,000
Selling, general and administrative	241,000	827,000
Research and development	36,000	126,000

Total stock-based compensation	$291,000	$992,000

The decrease in stock-based compensation expense compared to the pro-forma expense of $725,000 and $1,966,000 in the three and nine month periods ended March 31, 2005 is due primarily to the reduction in unvested options as of the beginning of fiscal 2006, and to the final vesting of options granted in fiscal 2001 and 2002 with weighted average fair values of $4.76 and $8.99, respectively, compared to the continuing vesting and expense associated with options granted in fiscal 2003 and 2004 with lower weighted-average fair values of $2.72 and $2.70, respectively.

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

Valuation of Intangible Assets and Goodwill

At March 31, 2006, the net carrying value of goodwill was $10.2 million. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the impairment test are considered critical, due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.

As of March 31, 2006, other intangible assets, net of amortization, consist of developed technologies, customer base and trademarks of $4.8 million, $1.4 million and $1.1 million, respectively. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset is considered to be an intangible asset with an indefinite useful life, and it will not be amortized until its useful life is determined to be no longer indefinite. We review intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. The valuation allowance at June 30, 2005 was $32.2 million. We continue to assess the need for a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine it is more likely than not that we will realize all or part of our deferred tax assets, we will reduce our valuation allowance and recognize an income tax benefit in the period we make the determination. In assessing the amount of the valuation allowance, we consider projected future taxable income and ongoing tax planning strategies along with factors such as having a cumulative loss of $8.7 million in the past twelve quarters versus having nine consecutive quarters of income through March 31, 2006. In connection with our fiscal 2007 budgeting during the fourth quarter of fiscal 2006, we will assess whether it continues to be more likely than not that no portion of our deferred tax asset will be realized.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine month periods ended March 31, 2006 were $6.6 million and $19.2 million, respectively, compared to $6.5 million and $18.9 million, respectively, during the same periods of the prior fiscal year. The modest sales growth for both the three and nine month periods ended March 31, 2006 is largely attributable to sales from our Cooled ThermoTherapy mobile service which was launched in September 2005. This increase was partially offset by a decrease in average per unit selling prices of single-use treatment catheters primarily due to increased competition in the office-based BPH treatment market as well as a decrease in sales of control units. Sales of our single-use treatment catheters and mobile treatments accounted for approximately 97% of our revenue in the three month period ended March 31, 2006 compared to approximately 94% of revenue from catheters in the same period of the prior year. For the first nine months of fiscal 2006, sales of single-use treatment catheters accounted for approximately 96% of revenue, compared to 94% in the first nine months of fiscal 2005.

At March 31, 2006, we had a domestic installed base of 544 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and long-term use programs and units being used in our Company-owned mobile service, compared to an installed base of 535 units at December 31, 2005 and 498 units at June 30, 2005.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three and nine month periods ended March 31, 2006 increased to $2.2 million and $6.4 million, respectively, from $2.0 million and $5.8 million during the same period of the prior year. The increase in cost of goods sold is primarily the result of an increase in the number of treatment catheters sold, additional costs associated with the delivery of our Cooled ThermoTherapy mobile service that was launched in September 2005, as well as approximately $14,000 and $39,000, respectively, of equity-based compensation expense for the three and nine month periods ended March 31, 2006 related to the adoption of SFAS No. 123R on July 1, 2005.

Gross profit as a percentage of sales for both the three and nine month periods ended March 31, 2006 decreased to 67% from 69% and 70%, respectively in the three and nine month periods ended March 31, 2005. The decrease in gross profit rates is primarily the result of decreased year-over-year average per unit selling prices of our single-use treatment catheters and the equity-based compensation expense mentioned above.

Selling, General & Administrative

Selling, general and administrative expenses increased to $3.2 million and $9.6 million, respectively, for the three and nine month periods ended March 31, 2006 from $2.9 million and $8.5 in the same period of fiscal year 2005. The increase in expense for the three-month period ended March 31, 2006 is almost entirely the result of $241,000 of equity-based compensation related to the adoption of SFAS No. 123R. The increase in selling, general and administrative expense for the nine-month period ended March 31, 2006 is also largely the result of $827,000 of equity-based compensation expense, as well as increased expenses associated with sales and marketing programs designed to increase the awareness of Cooled ThermoTherapy, as well as the expansion of our sales force in the second half of the prior fiscal year.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased slightly to $701,000 from $795,000 for the three month periods ended March 31, 2006 and 2005, respectively. The decrease in expenses is primarily from decreased expenditures on product development activities related to our CoolWave ™ control unit. Research and development expenses for the nine months ended March 31, 2006 increased slightly to $2.3 million from $2.2 million in the same period of the prior year. The increase in expenses is primarily the result of $126,000 of equity-based compensation expense from the adoption of SFAS No. 123R.

Amortization of Intangible Assets

Amortization of intangible assets was $41,000 and $123,000 for both of the three and nine month periods ended March 31, 2006 and 2005, respectively.

Net Interest Income

Net interest income for the three and nine month periods ended March 31, 2006 increased to $102,000 and $247,000, respectively, from $34,000 and $91,000 in the same period of the prior fiscal year. The increase is due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Income tax expense increased to $123,000 from $108,000 for the three month periods ended March 31, 2006 and 2005, respectively. Quarterly income tax expense is based on the expected annual tax rate for all of fiscal 2006. The increase in income tax expense for the quarter is a result of an adjustment of our projected annual tax rate as changes in our expected annual income and other factors caused our annualized tax rate to change. Income tax expense decreased to $225,000 for the nine month period ended March 31, 2006 from $327,000 for the nine month period ended March 31, 2005. The decrease is primarily the result of the overall decrease in operating earnings. We currently expect income tax expense for the full year of fiscal 2006 to be approximately $375,000 which consists of federal alternative minimum taxes, state taxes and deferred tax expense related to deferred tax liabilities which can not be offset against our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of March 31, 2006, we had total cash and cash equivalents of just over $10.8 million, a slight increase compared with the June 30, 2005 balance of cash and cash equivalents and available-for-sale investments, which was just under $10.8 million. Working capital increased to $15.5 million at March 31, 2006 from $13.2 million at June 30, 2005.

During the nine months ended March 31, 2006, we generated $733,000 of cash from operating activities primarily as a result of depreciation and amortization of $1.5 million, employee stock-based compensation of $992,000 and our net earnings of $829,000. The depreciation and amortization, employee stock-based compensation and net earnings were partially offset by increases in inventory of $2.1 million and decreases in our accrued expenses and deferred income of $1.0 million. The increase in inventory is a result of purchases related to the anticipated release of our CoolWave product, as well as inventory to support increased production of Targis and CTC catheters. A portion of this inventory was transferred to property and equipment in support of our customer evaluation and long-term use programs and to support the expansion of our Cooled ThermoTherapy mobile service. The decrease in accrued expenses and deferred income is the result of previously accrued fiscal 2005 employee bonuses and June 2005 sales commissions paid in fiscal 2006, as well as decreases in the amount accrued for employee bonuses and sales commissions in fiscal 2006. The decrease in net cash provided by operating activities of $1.6 million in the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 is primarily due to the increase in inventory.

During the first nine months of fiscal 2006, we used $577,000 for investing activities mainly from the purchase of $758,000 of property and equipment, partially offset by the maturity of $181,000 of available-for-sale investments. The increase in the purchase of property and equipment is the result of the purchase of approximately $309,000 of equipment from three regional mobile service providers in the first quarter of fiscal 2006 to facilitate the launch of our own Cooled ThermoTherapy mobile service. The equipment purchased for the mobile service providers consisted of vans, control units, ultrasounds and monitors and patient monitoring equipment. The remaining increase in property and equipment is largely the result of additional equipment purchased during the second and third quarters of fiscal 2006 to expand our mobile service offering. During the second and third quarters of fiscal 2006 we established seven new mobile routes resulting in mobile service being offered in twelve select geographies in the United States as of March 31. 2006.

During the nine months ended March 31, 2006, we generated $69,000 in financing activities as a result of proceeds from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of March 31, 2006, our property and equipment, net, included approximately $2 million of control units used in evaluation or long-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

Based upon our financial performance in fiscal 2005 and the first nine months of fiscal 2006, we believe our $10.8 million in cash and cash equivalents at March 31, 2006, together with the funds generated from operations, will be sufficient to fund our working capital and capital resource needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

Our products, including our Cooled ThermoTherapy mobile service and recently approved CoolWave control unit, may not achieve market acceptance, which could limit our future revenue.

Physicians will not recommend Cooled ThermoTherapy procedures unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the Cooled ThermoTherapy procedure compared with other therapies. Patient acceptance of the Cooled ThermoTherapy procedure also will depend upon the ability of physicians to educate these patients on their treatment choices. Health care payer acceptance of our procedure will require, among other things, evidence of the cost effectiveness of Cooled ThermoTherapy compared to other BPH therapies. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community. If our Cooled ThermoTherapy procedure is not widely accepted by physicians, patients or payers, or is accepted more slowly than expected, our business will be harmed. Further, we recently introduced our own mobile Cooled ThermoTherapy service and recently received FDA approval of our CoolWave control unit which we expect to launch in the first quarter of fiscal 2007. If our mobile service or our CoolWave control unit are not accepted by physicians, patients, or payers, or are accepted more slowly than expected, our business will be harmed.

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

All of our revenues are derived from sales of our Cooled ThermoTherapy system control units and single-use treatment catheters and treatments delivered through our Cooled ThermoTherapy mobile service. As a result, our success is solely dependent upon the success of our Cooled ThermoTherapy products. To date, our Cooled ThermoTherapy systems have not achieved widespread market adoption. If we are unable to widely commercialize the use of these systems successfully through our marketing initiatives, including our company-owned Cooled ThermoTherapy mobile service, our business, financial condition and results of operations will be materially and adversely affected. Further, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to alter our pricing or marketing structure in a manner that could have a material adverse effect on us.

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

We may not be able to obtain regulatory approvals for our products. If regulatory approvals for our products are not obtained on a timely basis, or not approved as submitted, or at all, it could have a significant negative effect on our financial condition and results of operations. Additionally, delays in receipt of regulatory approvals for our products or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition and results of operations. In addition, the health care industry in the United States is generally subject to fundamental change due to regulatory, as well as political, influences. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include controls on health care spending through limitations on the growth of private purchasing groups and price controls. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

We, along with our distributors and health care providers who purchase our products and services, are subject to state and federal laws prohibiting kickbacks or other forms of bribery in the health care industry. We may be subject to civil and criminal prosecution for violations of any of these laws by our agents or us.

We have only attained profitability recently.

Although we produced net earnings of $364,000 and $829,000, respectively, for the three and nine month periods ended March 31, 2006 and $2.8 million for the year ended June 30, 2005, we have incurred losses of approximately $76 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we will continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

We have limited manufacturing experience and are dependent upon a limited number of third-party suppliers to manufacture our products.

We produce the single-use treatment catheters for the Targis system and in January 2004 we began manufacturing the Targis system control unit and only recently began manufacturing the CoolWave control unit. Our success will depend upon our ability to cost-effectively manufacture a reliable product and deliver that product in a timely manner. Because we lack extensive manufacturing experience, we may encounter difficulties in maintaining production efficiencies, quality control and assurance, component supply and qualified personnel. We cannot assure you that we will be able to manufacture a reliable product and deliver that product to customers in a timely fashion. Our failure to maintain a reputation among our customers as a timely, responsive manufacturer or higher than expected manufacturing costs would adversely affect our business.

Other than the Targis and CoolWave system control units and procedure kits, we outsource all other manufacturing for our products. We assemble Targis and CoolWave control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. Our reliance on outside suppliers for our components involves risks including limited control over the price and uncertainty regarding timely delivery and quality of parts. We currently have a supply agreement with Accellent Endoscopy (formerly Venusa) for the production of the Prostatron single-use treatment catheter that extends though April 2007 with an automatic renewal term, and we recently signed an agreement with a new supplier to become a qualified supplier of our treatment catheter products.

The start-up, transfer, termination or interruption of any of these relationships or products, or the failure of these manufacturers or suppliers, some of which operate in countries outside of the United States, to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet customer orders for our products and harm our reputation with customers and our business. Identifying and qualifying alternative suppliers of components or manufacturers of products takes time and involves significant additional costs and may delay the production of our products. Further, if we obtain a new supplier for a component, manufacture our product with an alternative component or if our products are manufactured by an alternative manufacturer, we may need to obtain FDA approval of a PMA supplement to reflect changes in product manufacturing and the FDA may require additional testing of any component from new suppliers prior to our use of these components. Further, if FDA approval of a PMA supplement is required, any delays in delivery of our product to customers would be extended and our costs associated with the change in product manufacturing would increase.

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

We generated approximately $733,000 of net cash from operating activities in the nine month period ended March 31, 2006 and ended that period with just over $10.8 million of cash, cash equivalents and available-for-sale investments. We believe our $10.8 million in cash, cash equivalents and available-for-sale investments, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

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

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates and was not materially different from the quarter-end carrying value. Due to the nature of our cash and cash equivalents, we have concluded that we do not have a material market risk exposure.

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

Date: May 10, 2006

UROLOGIX, INC.

/s/ Fred B. Parks.
Fred B. Parks
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd E. Paulson
Todd E. Paulson
Vice President and Chief Financial Officer
(Principal Financial Officer)