Form 10-K
period 2006-06-30
UROLOGIX INC
filed 2006-09-13
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006.

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

Title of Each Class:     (1) Common Stock, $.01 par value.

                                                                                              (2) Series A Junior Participating Preferred Stock Purchase Rights

Name of Exchange on Which Registered: The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $54,757,825 as of the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $3.86.

As of September 1, 2006, the Company had outstanding 14,331,650 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that are not historical or current facts are forward-looking statements. In addition, our officers may make forward-looking statements in the future. We wish to caution readers that these statements are not predictions of actual future results. Our actual results could differ materially from any such forward-looking statements as a result of risks and uncertainties, including those set forth below in Item 1A “Risks Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Any such forward-looking statements reflect management’s opinions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

Overview

Urologix has developed and offers non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our products under the Targis® and Prostatron® names during fiscal 2006 and CoolWave ™ name beginning in July, 2006. All systems utilize the Company’s Cooled ThermoTherapy™, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

Cooled ThermoTherapy

Our Targis, Prostatron, and our recently approved CoolWave systems utilize Cooled ThermoTherapy, a catheter-based treatment for BPH that is clinically superior to medication and less invasive than surgery. Cooled ThermoTherapy was developed to be the treatment of choice for patients who have tried drugs unsuccessfully and wish to avoid surgery. Today, some patients choose Cooled ThermoTherapy before trying medications.

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

Cooled ThermoTherapy provides significant advantages over other BPH therapies, producing lasting results that are clinically superior to drug therapy while avoiding the complications associated with surgery. Because Cooled ThermoTherapy does not require incisions and protects the urethra during treatment, it can be performed in the physician’s office or other outpatient environments without the need for anesthesia or intravenous sedation and results in fewer complications.

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

Sales and Marketing

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is (i) educate both patients and physicians on the benefits of CooledThermoTherapy compared to other treatment options, (ii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) increase the number of physicians who provide Cooled ThermoTherapy to their patients, (iv) efficiently provide more physicians with access to Cooled ThermoTherapy through the expansion of our Cooled ThermoTherapy mobile service in the United States, and (v) increase the use of Cooled ThermoTherapy for the treatment of BPH in international markets.

United States

We have a sales and marketing team consisting of sales and marketing management, marketing communications, clinical and reimbursement specialists, and direct sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy products and our Cooled ThermoTherapy mobile service. Our direct sales force and marketing efforts are targeted at urologists who treat BPH patients in their office. Our Cooled ThermoTherapy mobile service employees transport the Cooled ThermoTherapy system control unit, along with the single-use treatment catheters and all necessary supplies, to physician offices and hospitals on a pre-scheduled basis, making the treatment available to physicians and patients on an efficient and economic basis. During the last three quarters of fiscal 2006 we established nine new mobile routes resulting in mobile service being offered in select geographies in the United States as of June 30, 2006. In addition to our direct sales force and Cooled ThermoTherapy mobile service employees, we continue to utilize independent third-party mobile service providers to provide hospitals and urology clinics with access to our Cooled ThermoTherapy treatment. As of June 30, 2006, we employed a total of 32 individuals in our sales and marketing department and our Cooled ThermoTherapy mobile service. The expenses for our Cooled ThermoTherapy mobile service are included in cost of goods sold.

We offer our Cooled ThermoTherapy systems to our customers on a direct purchase or on an evaluation or longer-term use basis. Pricing for single-use treatment catheters and our Cooled ThermoTherapy mobile service varies based upon volume.

International

We have distribution agreements with Nihon Kohden Corporation and EDAP Technomed Co. Ltd. for the market development and sale of the Targis and Prostatron systems, respectively, in Japan. In addition, during fiscal 2006, we reached agreement with Medishare, Inc. to act as our distributor of Cooled ThermoTherapy products in India and Mediland Enterprise Corporation to act as our distributor of Cooled ThermoTherapy products in China and Taiwan. Although our selling efforts outside of Japan have historically been relatively modest, we believe that there is a potentially significant market for Cooled ThermoTherapy outside of the United States, and we will continue to utilize local distributors and independent agents experienced in selling products to hospitals and urologists to assist us in maximizing these opportunities.

Manufacturing

We manufacture the Targis control unit, our recently approved CoolWave control unit, and single-use treatment catheters for use with our Targis and CoolWave control units at our suburban Minneapolis facility. We outsource the remaining manufacturing.

We had previously entered into a supply agreement for the production of the Prostatron control unit with EDAP TMS S.A., a French corporation; Technomed Medical Systems S.A., a French corporation and EDAP Technomed Inc., a Delaware corporation (collectively EDAP) that ended on October 1, 2003. At this time, we do not have plans to enter into another supply agreement for the manufacture of Prostatron control units, as we believe our current inventory of Prostatron control units combined with Company owned control units located at customer sites will adequately support customer requirements.

We have a supply agreement with Accellent Endoscopy (formerly Venusa) for the production of the Prostatron disposable treatment catheter that extends through April 2007. In accordance with our contract, Accellent Endoscopy has notified us of their intentions to cancel the supply agreement at the end of its current term. Prior to this notification, we had already signed an agreement with The MedTech Group, Inc. to become a qualified supplier of our Cooled ThermoTherapy single-use treatment catheter products. As a result, we are currently in the process of transitioning the manufacture of our Prostatron catheters to our future supplier, and in addition, we intend to purchase what we believe are sufficient quantities of Prostatron catheters from our existing supplier prior to April 2007 in order to meet customer demand during this transition. We expect to have this transition complete by the end of fiscal 2007.

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

We have received ISO 13485 certification indicating compliance of our manufacturing facilities with European standards for quality assurance and manufacturing process control. We also have received CE mark certification, which allows us to affix the CE Mark to our Targis and Prostatron products and market them in the European Union. In addition, the Targis and Prostatron systems have been approved for marketing by the Japanese Ministry of Health and Welfare. As of June 30, 2006, we employed 42 individuals in our manufacturing department.

Research and Development

We intend to build upon our scientific and clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. Our research and development efforts are currently focused on improving the function and features of our Cooled ThermoTherapy systems, improving the treatable population and clinical response to Cooled ThermoTherapy treatment and reducing the manufacturing cost of our products. During fiscal year 2006, we received pre-market approval (PMA) from the FDA for the manufacture and sale of our new generation control unit, CoolWave.

During the fiscal years ended June 30, 2006, 2005 and 2004, we spent $3.0 million, $3.1 million, and $2.4 million, respectively, on our research and development efforts. As of June 30, 2006, we employed 16 individuals in our research and development department.

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

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2006 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,800 compared to $3,900 in calendar 2005, which is subject to geographic adjustment. Reimbursement rates for calendar year 2007 will be published in the November 2006 edition of the Federal Register.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ambulatory surgical centers (ASC) list of Medicare approved procedures providing a reimbursement rate for ASC. As a result, procedures performed in an ASC were reimbursed under a two-part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under this system, while the urologist performing the procedure was reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. The relatively low facility reimbursement relative to the cost of the procedure potentially limited the number of Cooled ThermoTherapy treatments done in an ASC. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologist who performed Cooled ThermoTherapy procedures in an ASC are reimbursed at the office-based reimbursement rates, approximately $3,800 in calendar year 2006, subject to geographic adjustment.

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

Patents and Proprietary Rights

We currently own 46 U.S. and 14 non-U.S. patents. We also have one patent application pending in the United States and in a number of non-U.S. jurisdictions, and we intend to file additional patent applications in the future.

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

Competition

Competition in the market for the treatment of BPH comes from invasive surgical therapies, such as TURP and side-firing lasers (Laserscope, recently purchased by American Medical Systems, and Luminess), drug therapy and other minimally invasive, office-based treatments. There are six well-recognized prescription drugs available in the United States for treating the symptoms of BPH: Flomax (Boehringer Ingelheim International GmbH), Hytrin (Abbott Laboratories), Cardura (Pfizer Inc.), UroXatral (Sanofi-Synthelabo), Proscar (Merck & Co., Inc.) and Avodart (GlaxoSmithKline). Drug therapy is currently the first-line therapy prescribed by most physicians in the United States for BPH. Due to the large yet still uninformed marketplace of men suffering from BPH, we do not consider the drug manufacturers as major threats, but more as alternative therapies that have significant resources to bring awareness to this quality of life condition for which we believe our Cooled ThermoTherapy can provide a safe, effective and long-lasting treatment.

Competition in the market for minimally invasive office-based treatments for BPH continues to grow. Competitive devices include radio frequency (Medtronic); interstitial laser (Johnson & Johnson); non-cooled, low energy microwave (American Medical Systems); low energy microwave combined with balloon dilatation (Boston Scientific/Celsion); high energy microwave with limited cooling (Gyrus Medical); and hot water therapy (Gyrus Medical). Additional competitors may enter the market. We believe Cooled ThermoTherapy provides significant advantages over other office-based BPH therapies. Because Cooled ThermoTherapy does not require punctures or incisions, it can be performed in the physician’s office or other outpatient environments without the need for anesthesia or intravenous sedation. Further, by combining microwave energy with cooling, we can drive more energy deep into the prostate, creating lasting results while preventing damage to the urethra, enhancing patient comfort and reducing complications.

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

As a result of our exposure to product liability claims, we currently carry product liability insurance covering our products with policy limits per occurrence and in the aggregate that we have deemed to be sufficient. We cannot predict, however, whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim against us or settlement by us with respect to uninsured liabilities or in excess of our insurance coverage, or our inability to maintain insurance in the future, or any claim that results in significant costs to or adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2006, we employed 99 individuals on a full-time basis. We also had several part-time employees and consultants. Although we believe that we have been successful in attracting experienced and capable personnel, there can be no assurance that we will continue to attract and retain qualified personnel. None of our employees are covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Seasonality

We believe that holidays, major medical conventions and vacations taken by physicians, patients and patient families may have a seasonal impact on our sales. We continue to monitor and assess the impact seasonality may have on demand for our products.

Backlog

As of June 30, 2006, we maintained a modest backlog of product orders. Our policy is to stock enough inventory to be able to ship most orders within a few days of receipt or as requested by our customers. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

ITEM 1A. RISK FACTORS

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

Physicians will not recommend Cooled ThermoTherapy procedures unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the Cooled ThermoTherapy procedure compared with other therapies. Patient acceptance of the Cooled ThermoTherapy procedure also will depend upon the ability of physicians to educate these patients on their treatment choices. Health care payer acceptance of our procedure will require, among other things, evidence of the cost effectiveness of Cooled ThermoTherapy compared to other BPH therapies. Although we believe Cooled ThermoTherapy offers physicians and patients advantages over competitive therapies for BPH, the success of our product also will depend upon the extent to which physicians and patients perceive our procedure as having these advantages and the extent to which these advantages are relevant to their treatment decision. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community. If our Cooled ThermoTherapy procedure is not widely accepted by physicians, patients or payers, or is accepted more slowly than expected, our business will be harmed. Further, we recently introduced our own Cooled ThermoTherapy mobile service and recently received FDA approval of our CoolWave control unit that we launched in the first quarter of fiscal 2007. If our mobile service or our CoolWave control unit are not accepted by physicians, patients, or payers, or are accepted more slowly than expected, our business will be harmed.

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

Although we produced net earnings of $5.5 million (which includes a $4.6 million non-cash income tax benefit to reduce our valuation allowance related to deferred tax assets) for the year ended June 30, 2006 and $2.8 million for the year ended June 30, 2005, we have incurred losses of approximately $71.6 million since our inception. If physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to maintain profitability. Because we expect to continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to maintain or increase the revenues we receive from sales of our products in order to continue to operate in a profitable manner. If we are unable to maintain our profitability, we would need to increase our valuation allowance against our gross deferred tax assets which would result in an increase in tax expense in the period we make the determination. We cannot assure you that we will be able to increase our revenues, maintain profitable operations, or successfully implement our business plan or future business opportunities.

We have limited experience manufacturing some of our products and are dependent upon a limited number of third-party suppliers to manufacture our products.

We manufacture the Targis system control unit, our recently approved CoolWave control unit, and single-use treatment catheters for use with our Targis and CoolWave control units at our suburban Minneapolis facility. Our success will depend upon our ability to cost-effectively manufacture a reliable product and deliver that product in a timely manner. Because we lack extensive manufacturing experience, we may encounter difficulties in maintaining production efficiencies, quality control and assurance, component supply and qualified personnel. We cannot assure you that we will be able to manufacture a reliable product and deliver that product to customers in a timely fashion. Our failure to maintain a reputation among our customers as a timely, responsive manufacturer, or our failure to remedy manufacturing issues in a timely manner and to our customers’ satisfaction, or higher than expected manufacturing costs, would adversely affect our business.

Other than the Targis and CoolWave system control units and procedure kits, we outsource the remaining manufacturing for our products. We assemble Targis and CoolWave control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. Our reliance on outside suppliers for our components involves risks including limited control over the price and uncertainty regarding timely delivery and quality of parts. We have a supply agreement with Accellent Endoscopy (formerly Venusa) for the production of the Prostatron disposable treatment catheters that extends through April 2007. In accordance with our contract, Accellent Endoscopy has notified us of their intentions to cancel the supply agreement at the end of its current term. Prior to this notification, we had already signed an agreement with The MedTech Group, Inc., to become a qualified supplier of our Cooled ThermoTherapy single-use treatment catheter products. As a result, we are currently in the process of transitioning the manufacture of our Prostatron catheters to our future supplier, and in addition, we intend to purchase what we believe are sufficient quantities of Prostatron catheters from our existing supplier prior to April, 2007 in order to meet customer demand during this transition. We expect to have this transition complete by the end of fiscal 2007.

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

The failure of our third-party manufacturers to manufacture the products for us, and the failure of our components suppliers to supply us with the components, consistent with our requirements as to quality, quantity and timeliness, would materially harm our business.

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

Costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. In connection with the settlement of a patent infringement suit we filed in March 2002, we granted, in January 2004, ProstaLund AB, ProstaLund Operations AB and Circon Corporation (a/k/a ACMI Corporation) a non-exclusive, royalty free license under certain of our patents to sell the ProstaLund transurethral microwave thermotherapy system marketed in the United States by ACMI Corporation as the CoreTherm device.

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

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Like other participants in the medical device market, we are from time to time involved in lawsuits, claims and proceedings alleging product liability and related claims such as negligence. If any current or future product liability claims become substantial, our reputation could be damaged significantly, thereby harming our business. We may be required to pay substantial damage awards as a result of any successful product liability claims. Any product liability claim against us, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management.

As a result of our exposure to product liability claims, we currently carry product liability insurance covering our products with policy limits per occurrence and in the aggregate that we have deemed to be sufficient. Our insurance may not cover certain product liability claims or our liability for any claims may exceed our coverage limits. Therefore, we cannot predict whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim against us or settlement by us with respect to uninsured liabilities or in excess of our insurance coverage, or our inability to maintain insurance in the future, or any claim that results in significant costs to or adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operations.

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

In December 2003, we determined that a component of one of our Cooled ThermoTherapy system control units may not perform properly under certain conditions. We advised our customers who were using the affected units of an appropriate product protocol to follow pending our implementation of a software solution to resolve the performance issue. We submitted the software update addressing the problem to the FDA and received its approval. We completed the installation of the approved software update during the third quarter of fiscal 2005.

We have limited inventory of Prostatron control units and if customer demand exceeds our expectations, we will experience delays and expense in meeting customer demand that could be significant.

We have previously contracted with third parties for the production of the Prostatron product line pursuant to written supply agreements. Our supply agreement for the production of the Prostatron control unit with EDAP ended on October 1, 2003. At this time, we do not have plans to enter into another supply agreement for the manufacture of Prostatron control units, as we believe our current inventory of Prostatron control units combined with Company owned control units located at customer sites will adequately support customer requirements. If, for any reason, customer demand exceeds our current projections, we could experience significant delays and expend significant resources in obtaining a new supply agreement with EDAP or another manufacturer to meet this customer demand. Therefore, we are likely to experience significant delays in fulfilling unexpected, significant customer demand for our Prostatron control units.

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Fred B. Parks, our Chairman of the Board and Chief Executive Officer. We have an employment agreement with Mr. Parks that provides that Mr. Parks will serve as our Chairman and Chief Executive Officer and that either party may terminate Mr. Parks’ employment at any time with or without cause. If we terminate Mr. Parks’ employment without cause, however, we would be required to make specified payments to him as described in his employment agreement. We do not have key person life insurance on Mr. Parks. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

We may not have additional financing available to us.

We generated approximately $1.2 million of net cash from operating activities in the year ended June 30, 2006 and ended that period with approximately $11.1 million of cash and cash equivalents. We believe our $11.1 million in cash and cash equivalents, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for at least the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

ITEM 3. LEGAL PROCEEDINGS

We have been and are involved in various legal proceedings and other matters that arise in the normal course of our business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Based upon currently available information, we believe that the ultimate resolution of these matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market System of the NASDAQ Stock Market LLC under the symbol “ULGX.” The following table sets forth quarterly high and low last-sale prices of our common stock for the past two years.

		Quarter
Fiscal Year		First	Second	Third	Fourth
2006	High	$5.79	$4.44	$4.17	$4.27
	Low	3.89	3.82	3.21	3.00

2005	High	$15.58	$7.37	$6.52	$5.44
	Low	6.32	4.84	4.54	3.81

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

The table below presents our equity compensation plan information as of June 30, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,294,835	$6.44	1,279,400
Equity compensation plan not approved by security holders	225,000	$2.75	None
Total	1,519,835	$5.90	1,279,400

The “equity compensation plans approved by security holders” listed above represent shares issuable under the Urologix, Inc. Amended and Restated 1991 Stock Option Plan, an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933. Shareholders approved the most recent amendment to the Amended and Restated 1991 Stock Option Plan, which, among other things, increased the number of shares of common stock available under the plan by 1,000,000 shares at the 2004 Annual Meeting of Shareholders held on November 9, 2004.

The 225,000 shares listed under “equity compensation plans not approved by security holders” represent an option to purchase 225,000 shares of the Company’s common stock granted to Fred B. Parks, the Company’s Chairman and Chief Executive Officer. The option was granted to Mr. Parks in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75 per share. The 225,000 share grant began vesting over the period commencing on May 27, 2003 and ending on May 27, 2007, with 56,268 shares vesting on May 27, 2004, and 1/36th of the remaining 168,732 shares vesting on the 27th of each of the 36 months following May 27, 2004.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended June 30,
	2006		2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data:
Sales	$25,885		$25,813	$24,324	$18,775	$22,742
Cost of goods sold	8,995	(1)	7,810	9,047	8,442 (2)	8,344

Gross profit	16,890		18,003	15,277	10,333	14,398

Costs and Expenses:
Selling, general and administrative	12,940	(1)	11,643	12,338	15,390	12,046
Research and development	2,987	(1)	3,073	2,390	3,675	4,073
Amortization of identifiable intangible assets	194		164	164	164	164
Restructuring (3)	—		—	(200)	1,275	—

Total costs and expenses	16,121		14,880	14,692	20,504	16,283

Operating earnings (loss)	769		3,123	585	(10,171)	(1,885)
Interest income, net	371		138	57	123	234

Earnings (loss) before income taxes	1,140		3,261	642	(10,048)	(1,651)
Income tax benefit (expense)	4,354	(4)	(424)	(286)	(286)	(286)

Net earnings (loss)	$5,494		$2,837	$356	$(10,334)	$(1,937)

Basic:
Net earnings (loss) per common share	$0.38		$0.20	$0.03	$(0.74)	$(0.14)
Weighted average shares used in computing net earnings (loss) per share	14,319		14,279	14,015	13,915	13,810
Diluted:
Net earnings (loss) per common share	$0.38		$0.19	$0.02	$(0.74)	$(0.14)
Weighted average shares used in computing net earnings (loss) per share	14,369		14,759	14,649	13,915	13,810

	2006		2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$11,054		$10,770	$7,604	$4,619	$12,713
Working capital	16,926		13,174	8,556	5,023	15,534
Total assets	43,898		39,106	36,172	35,862	46,437
Total liabilities	3,918		5,961	6,312	7,329	7,776
Shareholders’ equity	39,980		33,145	29,860	28,533	38,661

(1)	Includes equity-based compensation expense as a result of the adoption of SFAS 123R “Share-Based Payment” on July 1, 2005 as follows:

Cost of goods sold	$78,000
Selling, general and administrative	$1,051,000
Research and development	$141,000

Total	$1,270,000

(2)	Includes a $610,000 lower of cost or market write-down of control unit inventory and future control unit purchase commitments.
(3)	Represents a fiscal 2003 fourth quarter restructuring charge related to a workforce reduction and facilities consolidation and subsequent $200,000 recovery in fiscal 2004 due to a reduction in the severance related liabilities.
(4)	Includes a $4.6 million non-cash income tax benefit to reduce the valuation allowance related to deferred tax assets.

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Sales	$6,157	$6,535	$6,551	$6,643
Gross profit	4,125	4,353	4,368	4,045
Earnings before income taxes (1)	174	393	487	86
Net earnings	146	319	364	4,665	(2)
Basic net earnings per share	$0.01	$0.02	$0.03	$0.33
Diluted net earnings per share	$0.01	$0.02	$0.03	$0.32

	Year Ended June 30, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Sales	$6,051	$6,350	$6,524	$6,888
Gross profit	4,213	4,439	4,522	4,829
Earnings before income taxes	829	835	794	803
Net earnings	720	725	686	706
Basic net earnings per share	$0.05	$0.05	$0.05	$0.05
Diluted net earnings per share	$0.05	$0.05	$0.05	$0.05

(1)	Includes approximately $337,000, $364,000, $290,000 and $279,000 for the quarters ended September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006, respectively, of equity-based compensation expense as a result of the adoption of SFAS 123R “Share-Based Payment” on July 1, 2005.
(2)	Includes a $4.6 million non-cash income tax benefit to reduce the valuation allowance related to deferred tax assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risk Factors” in Item 1A. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

OVERVIEW

Urologix, Inc., based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

We have developed and offer non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of BPH, a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our products under the Targis and Prostatron names during fiscal 2006 and CoolWave name beginning in July, 2006. Our systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician’s office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH that is clinically superior to medication and is without the complications and side effects inherent in surgical procedures.

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

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2006 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,800 compared to $3,900 in calendar 2005, which is subject to geographic adjustment. Reimbursement rates for calendar year 2007 will be published in the November 2006 edition of the Federal Register.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ambulatory surgical centers (ASC) list of Medicare approved procedures providing a reimbursement rate for ASC. As a result, procedures performed in an ASC were reimbursed under a two-part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under this system, while the urologist performing the procedure was reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. The relatively low facility reimbursement relative to the cost of the procedure potentially limited the number of Cooled ThermoTherapy treatments done in an ASC. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologist who performed Cooled ThermoTherapy procedures in an ASC are reimbursed at the office-based reimbursement rates, approximately $3,800 in calendar year 2006, subject to geographic adjustment.

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is (i) educate both patients and physicians on the benefits of CooledThermoTherapy compared to other treatment options, (ii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) increase the number of physicians who provide Cooled ThermoTherapy to their patients, (iv) efficiently provide more physicians with access to Cooled ThermoTherapy through the expansion of our Cooled ThermoTherapy mobile service in the United States, and (v) increase the use of Cooled ThermoTherapy for the treatment of BPH in international markets.

We expect to continue to invest in sales and marketing programs, the expansion of our Cooled ThermoTherapy mobile service, and research and development and clinical trials as we focus on growing revenues and continuing to improve our therapy. In addition, we recently received FDA approval for our CoolWave control unit which we launched in the first quarter of fiscal 2007. Our future profitability will be dependent upon, among other factors, our success in achieving increased treatment volume and market adoption of the Cooled ThermoTherapy procedures in the physician’s office, including treatments delivered through our Cooled ThermoTherapy mobile service, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in physicians’ offices, hospitals, and ambulatory surgery centers and the amount of reimbursement provided.

In addition, on July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment.” The adoption of this statement resulted in the Company recognizing approximately $1.3 million of stock-based compensation expense in fiscal 2006. This expense is reflected as follows:

For the year ended June 30, 2006
Cost of goods sold	$78,000
Selling, general and administrative	1,051,000
Research and development	141,000

Total stock-based compensation	$1,270,000

The decrease in stock-based compensation expense compared to the pro-forma expense of approximately $2.4 million in fiscal 2005 is due primarily to the reduction in unvested options as of the beginning of fiscal 2006, and to the final vesting of options granted in fiscal 2001 and 2002 with weighted average fair values of $4.76 and $8.99, respectively, compared to the continuing vesting and expense associated with options granted in fiscal 2003 and 2004 with lower weighted-average fair values of $2.72 and $2.70, respectively.

Critical Accounting Policies:

In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and longer-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use and do not recognize any revenue on these control units until title has transferred. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from our mobile service is recognized upon treatment of the patient. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors.

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

Valuation of Identifiable Intangible Assets and Goodwill

At June 30, 2006, the carrying value of goodwill was $10.2 million. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.

As of June 30, 2006, identifiable intangible assets consist of developed technologies, customer base and trademarks of $4.6 million, $1.4 million and $1.1 million, respectively. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset, which represents the Prostatron and TUMT trademarks acquired from EDAP on October 1, 2000, was considered to be an intangible asset with an indefinite useful life. During the fourth quarter of fiscal 2006, due to the approval of the CoolWave control unit and our intent to focus marketing on this control unit and trademark, and due to the fact that we are not currently planning to manufacture additional Prostatron control units, it was determined that the trademark intangible no longer had an indefinite life and that amortization of the asset should begin. As a result, we began amortizing the trademark, using the straight-line method, at the beginning of the fourth quarter over its remaining estimated useful life of 9.5 years. We review identifiable intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal years 2004, 2005 and 2006, and estimates of future profitability and the overall prospects of our business, we determined that it is more likely than not that we will be able to realize a portion of our deferred tax assets in the future, and as a result recorded a $4.6 million income tax benefit in the fourth quarter of fiscal 2006. To determine the amount of the reduction in the valuation allowance, we projected our income over the remaining estimated life of our definite-lived intangible assets of approximately nine years. The amount of the valuation allowance reduction was based on our projected taxable income. We will continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant. If our actual results and updated projections vary significantly from our projections, we would need to increase or decrease our valuation allowance against our gross deferred tax assets. We would adjust our earnings for the deferred tax in the period we make the determination. At June 30, 2006, we carried a valuation allowance of $26.9 million against our remaining deferred tax assets that we do not expect to reverse against deferred tax liabilities within the scheduled reversal period.

Stock-Based Compensation

On July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. Under the modified prospective method, we recognize compensation expense on all stock option awards granted subsequent to July 1, 2005, as well as on any existing awards modified, repurchased or cancelled after July 1, 2005. In addition, compensation expense is recognized on the unvested portion of stock options granted prior to July 1, 2005. The amount of compensation expense is based on the fair value of the option award at the date of grant and is recognized over the requisite service period which corresponds to the option vesting period. Options typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use historical data to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing and number of options granted at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period.

Results of Operations

Fiscal Years Ended June 30, 2006 and 2005

Net Sales

Net sales increased slightly to $25.9 million in fiscal 2006 from $25.8 million in fiscal 2005. The modest sales growth from fiscal 2005 to fiscal 2006 is attributable to sales from our Cooled ThermoTherapy mobile service which was launched in September 2005. This increase was partially offset by a decrease in average per unit selling prices of single-use treatment catheters primarily due to increased competition in the office-based BPH treatment. Sales of our single-use treatment catheters and mobile treatments accounted for approximately 96% of our revenue for the fiscal year ended June 30, 2006 compared to approximately 95% of revenue in fiscal 2005.

At June 30, 2006, we had a domestic installed base of 554 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and longer-term use programs and units being used in our Company-owned mobile service, compared to an installed base of 498 units at June 30, 2005.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for fiscal 2006 increased to $9.0 million from $7.8 million in fiscal 2005. The increase in cost of goods sold is primarily the result of an increase in the number of treatment catheters sold, additional costs associated with the delivery of our Cooled ThermoTherapy mobile service that was launched in September 2005, an increase in manufacturing variances as a result of manufacturing challenges incurred in the second half of fiscal 2006, as well as approximately $78,000 of equity-based compensation expense related to the adoption of SFAS No. 123R on July 1, 2005.

Gross profit as a percentage of sales decreased to 65% in fiscal 2006 from 70% in the prior fiscal year. The decrease in gross profit rates is primarily the result of decreased year-over-year average per unit selling prices of our single-use treatment catheters, lower overall margins on our mobile unit treatments, as well as the fourth quarter manufacturing variances and the equity-based compensation expense mentioned above.

Selling, General & Administrative

Selling, general and administrative expenses in fiscal 2006 increased to $12.9 million from $11.6 million in fiscal 2005. The increase in selling, general and administrative expense is largely the result of $1.1 million of equity-based compensation expense, as well as increased expenses associated with sales and marketing programs designed to increase the awareness of Cooled ThermoTherapy.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased slightly to $3.0 million in fiscal 2006 from $3.1 million in the prior fiscal year. The decrease in expenses is primarily from decreased expenditures on product development activities related to our CoolWave control unit.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets increased to $194,000 in fiscal 2006 from $164,000 fiscal 2005. The increase in amortization expense is the result of the determination in the fourth quarter of fiscal 2006 to begin amortizing our indefinite-lived trademark on a straight-line basis over its estimated remaining life of 9.5 years at April 1, 2006. The decision to begin amortizing our trademark, which represents the Prostatron and TUMT trademarks acquired from EDAP on October 1, 2000, was due to the approval of the CoolWave control unit and our intent to focus marketing on this control unit and trademark, and due to the fact that we are not currently planning to manufacture additional Prostatron control units.

Net Interest Income

Net interest income for fiscal 2006 increased to $371,000 from $147,000 in the prior fiscal year. The increase is due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

We recognized an income tax benefit of $4.4 million in fiscal 2006 compared to income tax expense of $424,000 in fiscal 2005. Historically we have carried a full valuation allowance against our deferred tax assets, the majority of which represent net operating loss tax carry forwards which we generated prior to achieving profitability. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal years 2004, 2005 and 2006, and estimates of future profitability and the overall prospects of our business, we determined that it is more likely than not that we will be able to realize a portion of our deferred tax assets in the future, and as a result recorded a $4.6 million income tax benefit in the fourth quarter of fiscal 2006. The deferred tax benefit of $4.6 million was partially offset by $221,000 of income tax expense related to state taxes and other deferred tax items. Our fiscal 2007 tax rate is expected to exceed 34%. We will no longer be offsetting regular federal income tax expense against our net operating loss carryforwards (as we have in prior years) since we have now established a net deferred tax asset and a portion of equity-based compensation expense will not provide a tax benefit. Because of our tax situation, our future tax rate will be very sensitive to the amount of pre-tax income. Our tax expense will continue to be primarily non-cash.

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

At June 30, 2005, we had a domestic installed base of 498 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and longer-term use programs, compared to an installed base of 427 units at June 30, 2004.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, and amortization expense related to developed technologies. Cost of goods sold for fiscal 2005 decreased to $7.8 million from $9.0 million in fiscal 2004, due primarily to a decrease in the number of Cooled ThermoTherapy system control units sold during the year, combined with lower per unit manufacturing costs of our single –use treatment catheters, as well as a $160,000 charge we incurred in fiscal 2004 related to a commitment to purchase additional control unit inventory at prices which exceeded the expected future sales value.

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

Selling, General & Administrative

Selling, general and administrative expenses in fiscal 2005 decreased to $11.6 million from $12.3 million in fiscal 2004. The decrease in expense was due primarily to a reduction in legal expenses related to the patent infringement suit we filed to protect our intellectual property that was settled in January 2004 as well as a reduction in corporate overhead and variable selling expenses, partially offset by an increase in expenses related to Sarbanes-Oxley Section 404 compliance.

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

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $164,000 for both fiscal 2005 and 2004. This amortization expense is related to the acquired customer base that resulted from the purchase of the Prostatron Cooled ThermoTherapy product line from EDAP in October 2000.

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

There were no restructuring amounts in fiscal 2005. During fiscal 2004, we recorded a $200,000 restructuring benefit, which resulted from a reduction in our severance obligations related to the May 2003 workforce reduction. All severance obligations have been paid. The lease term on the vacated space runs through fiscal 2008.

Net Interest Income

Net interest income for fiscal 2005 increased to $138,000 from $57,000 in the prior fiscal year. The increase was due to higher cash and investment balances, higher interest rates, as well as a reduction in interest expense associated with the lease obligation assumed as part of the Prostatron acquisition in October 2000. The lease obligation was completed during the third fiscal quarter of 2004.

Provision for Income Taxes

Income tax expense increased to $424,000 for fiscal 2005 from $286,000 in the prior year. The majority of income tax expense represents the increase in the deferred tax liability resulting from the amortization of goodwill and trademarks for tax purposes. The deferred tax liability related to the indefinite lived intangible assets cannot be offset against deferred tax assets with finite lives. The increase in income tax expense in fiscal 2005 was due to federal alternative minimum taxes and state taxes.

Liquidity and Capital Resources

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of June 30, 2006, we had total cash and cash equivalents of $11.1 million compared to cash, cash equivalents and available-for-sale investments of $10.8 million as of June 30, 2005. The increase in cash and cash equivalents resulted primarily from our net earnings and from the exercise of stock options of approximately $69,000.

Cash Provided by Operating Activities

During fiscal 2006, we generated $1.2 million of cash from operating activities. Our net earnings of $5.5 million combined with depreciation and amortization of $2.0 million and stock-based compensation expense of $1.3 million, were partially offset by an increase in deferred tax assets of $4.5 million, increase in inventories of $1.7 million, increase in accounts receivable of $1.0 million, and decreases in accrued expenses and deferred income of $732,000. The increase in our deferred tax assets is the result of a partial take-down in our valuation allowance of approximately $4.6 million due to the determination in the fourth quarter of fiscal 2006 that it is more likely than not that we will be able to realize a partial benefit from deferred tax assets largely related to net operating loss carryforwards. The increase in inventory is a result of purchases related to the anticipated release of our CoolWave product, as well as inventory to support increased production of Targis catheters. A portion of this inventory was transferred to property and equipment in support of our customer evaluation and longer-term use programs and to support the expansion of our Cooled ThermoTherapy mobile service. The increase in accounts receivable was mainly driven by higher sales volume in June 2006 versus June 2005 and an increase in our days sales outstanding. The decrease in accrued expenses and deferred income is the result of previously accrued fiscal 2005 employee bonuses and June 2005 sales commissions paid in fiscal 2006, as well as decreases in the amount accrued for employee bonuses and sales commissions in fiscal 2006.

Cash Provided by Investing Activities

We used $781,000 for investing activities as a result of the purchase of $953,000 of property and equipment, partially offset by the maturity of $172,000 of available-for-sale investments. The increase in the purchase of property and equipment is the result of the purchase of approximately $309,000 of equipment from three regional mobile service providers in the first quarter of fiscal 2006 to facilitate the launch of our own Cooled ThermoTherapy mobile service. The equipment purchased for the mobile service providers consisted of vans, control units, ultrasounds and monitors and patient monitoring equipment. The remaining increase in property and equipment is largely the result of additional equipment purchased during fiscal 2006 to expand our mobile service offering. During the last three quarters of fiscal 2006 we established nine new mobile routes resulting in mobile service being offered in fourteen select geographies in the United States as of June 30, 2006.

Cash Provided by Financing Activities

During fiscal 2006 we generated $69,000 from financing activities as a result of proceeds from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of June 30, 2006, our property and equipment, net, included approximately $1.9 million of control units used in evaluation or long-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

Future contractual commitments, including interest, that will affect cash flows are as follows (in thousands):

	Total	2007	2008
Building and equipment leases	$615	351	264

We have no contractual commitments beyond fiscal year 2008.

Based upon our financial performance in fiscal 2006, we believe our $11.1 million in cash and cash equivalents at June 30, 2006, together with the funds generated from operations, will be sufficient to fund our working capital and capital resources needs for at least the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2008. We are still evaluating the impact the adoption of this pronouncement will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (the Company) as of June 30, 2006 and 2005, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 3 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Urologix, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

September 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Urologix, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)), that Urologix, Inc. (the Company) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Urologix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Urologix, Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Urologix, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Urologix, Inc. as of June 30, 2006 and 2005, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated September 8, 2006 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota

September 8, 2006

Urologix, Inc.

Balance Sheets

(In thousands, except per share data)

	June 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$11,054	$10,599
Available-for-sale investments	—	171
Accounts receivable, net of sales and bad debt allowances of $238 and $167	5,234	4,243
Inventories, net	2,634	1,742
Deferred tax asset	992	—
Prepaids and other current assets	184	252

Total current assets	20,098	17,007

Property and equipment:
Property and equipment	11,562	9,977
Less accumulated depreciation	(8,665)	(7,526)

Property and equipment, net	2,897	2,451
Other assets	1,288	1,670
Goodwill	10,193	10,193
Identifiable intangible assets, net	7,090	7,785
Deferred tax asset, net	2,332	—

Total assets	$43,898	$39,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,375	$1,533
Accrued compensation	531	918
Other accrued expenses	1,024	1,068
Deferred income	242	314

Total current liabilities	3,172	3,833

Deferred tax liability	—	1,152
Deferred income	712	896
Other accrued expenses	34	80

Total liabilities	3,918	5,961

COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,328 and 14,308 shares issued and outstanding	143	143
Additional paid-in capital	111,450	110,110
Accumulated deficit	(71,613)	(77,107)
Accumulated other comprehensive income (loss)	—	(1)

Total shareholders’ equity	39,980	33,145

Total liabilities and shareholders’ equity	$43,898	$39,106

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Operations

(In thousands, except per share data)

	For the Years Ended June 30
	2006	2005	2004
SALES	$25,885	$25,813	$24,324
COST OF GOODS SOLD	8,995	7,810	9,047

Gross profit	16,890	18,003	15,277

COSTS AND EXPENSES
Selling, general and administrative	12,940	11,643	12,338
Research and development	2,987	3,073	2,390
Amortization of identifiable intangible assets	194	164	164
Restructuring	—	—	(200)

Total costs and expenses	16,121	14,880	14,692

OPERATING EARNINGS	769	3,123	585

INTEREST INCOME	371	147	110
INTEREST EXPENSE	—	(9)	(53)

EARNINGS BEFORE INCOME TAXES	1,140	3,261	642
INCOME TAX BENEFIT (EXPENSE)	4,354	(424)	(286)

NET EARNINGS	$5,494	$2,837	$356

NET EARNINGS PER COMMON SHARE - BASIC	$0.38	$0.20	$0.03

NET EARNINGS PER COMMON SHARE - DILUTED	$0.38	$0.19	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	14,319	14,279	14,015

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	14,369	14,759	14,649

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2003	13,962	$140	$108,606	$(80,300)	$87	$28,533
Change in unrealized gains (losses) on investments	—	—	—	—	(78)	(78)
Net earnings	—	—	—	356	—	356

Comprehensive earnings	—	—	—	—	—	278
Value of options issued to consultants	—	—	5	—	—	5
Stock options exercised	220	2	1,012	—	—	1,014
Common shares issued under employee stock purchase plan	12	—	30	—	—	30

Balance, June 30, 2004	14,194	142	109,653	(79,944)	9	29,860
Change in unrealized gains (losses) on investments	—	—	—	—	(10)	(10)
Net earnings	—	—	—	2,837	—	2,837

Comprehensive earnings	—	—	—	—	—	2,827
Stock options exercised	114	1	451	—	—	452
Income tax benefit related to employee stock options	—	—	6	—	—	6

Balance, June 30, 2005	14,308	143	110,110	(77,107)	(1)	33,145
Change in unrealized gains (losses) on investments	—	—	—	—	1	1
Net earnings	—	—	—	5,494	—	5,494

Comprehensive earnings	—	—	—	—	—	5,495
Stock options exercised	20	—	69	—	—	69
Income tax benefit related to employee stock options	—	—	1	—	—	1
Stock-based compensation	—	—	1,270	—	—	1,270

Balance, June 30, 2006	14,328	$143	$111,450	$(71,613)	$—	$39,980

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Cash Flows

(In thousands)

	For the Years Ended June 30
	2006	2005	2004
OPERATING ACTIVITIES
Net earnings	$5,494	$2,837	$356
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,015	1,881	2,001
Employee stock-based compensation expense	1,270	—	—
Value of options issued to consultants	—	—	5
Provision for bad debts	19	63	1
Deferred income taxes	(4,476)	294	286
Change in operating assets and liabilities:
Accounts receivable	(1,010)	(1,617)	(561)
Inventories	(1,705)	(502)	665
Prepaids and other assets	450	498	681
Accounts payable	(158)	584	(322)
Accrued expenses and deferred income	(732)	(1,119)	(220)

Net cash provided by operating activities	1,167	2,919	2,892

INVESTING ACTIVITIES
Purchase of property and equipment	(953)	(91)	(112)
Proceeds from sales or maturities of investments	172	2,281	1,352

Net cash (used for) provided by investing activities	(781)	2,190	1,240

FINANCING ACTIVITIES
Proceeds from issuance of common stock	69	452	1,044
Payments made on capital lease obligations	—	—	(351)
Payments made on note payable	—	(104)	(410)

Net cash provided by financing activities	69	348	283

NET INCREASE IN CASH AND CASH EQUIVALENTS	455	5,457	4,415

CASH AND CASH EQUIVALENTS
Beginning of year	10,599	5,142	727

End of year	$11,054	$10,599	$5,142

Supplemental cash-flow information

Cash paid during the period for interest	$—	$16	$157
Income taxes paid during the period	$93	$130	$9
Net value of inventory transferred to (from) property and equipment	$813	$904	$(84)

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.

Notes to Financial Statements

1. Nature of Business

Description of Operating Activities

Urologix, Inc. (Urologix or “the Company”) designs, develops, manufactures and markets medical devices for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We have developed a catheter-based therapy that uses a proprietary cooled microwave technology for the treatment of BPH. We market our products under the Targis and Prostatron names during fiscal 2006 and CoolWave name beginning in July, 2006. All systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. Although we began actively selling our products in 1997, we operated profitably for the first time in fiscal 2004.

2. Significant Accounting Policies

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of 90 days or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Available-for-Sale Investments

We invest in money market funds and U.S. government and investment-grade corporate debt investments with original maturities ranging from 91 days to two years. These investments are considered to be available for sale and are stated at market value, with the resulting unrealized gains or losses reported as a component of comprehensive earnings (loss) in the statements of shareholders’ equity. The gross realized gains and losses on sales of available-for-sale investments were not material for the years ended June 30, 2006, 2005 and 2004. We had no remaining available-for-sale investments at June 30, 2006. Available-for-sale investments consist of corporate and governmental bonds and are quoted at their estimated fair value based on market quotes at June 30, 2005 and 2004 (in thousands) as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
2005	$172	$—	$(1)	$171
2004	2,453	9	—	2,462

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and longer-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use and do not recognize any revenue on these control units until title has transferred. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from our mobile service is recognized upon treatment of the patient. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors.

Stock-Based Compensation

On July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. Under the modified prospective method, we recognize compensation expense on all stock option awards granted subsequent to July 1, 2005, as well as on any existing awards modified, repurchased or cancelled after July 1, 2005. In addition, compensation expense is recognized on the unvested portion of stock options granted prior to July 1, 2005. The amount of compensation expense is based on the fair value of the option award at the date of grant and is recognized over the requisite service period which corresponds to the option vesting period. Options typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use historical data to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing and number of options granted at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period. See disclosures regarding the treatment of stock-based compensation prior to the adoption of SFAS No. 123R and additional stock-based compensation disclosures in footnote 3 “Stock Options.”

Trade Accounts Receivable

Trade accounts receivable are recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances for doubtful accounts.

UROLOGIX, INC.

Notes to Financial Statements – (Continued)

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

Bad debt provisions and accounts receivable write-offs for the years ended June 30, 2006, 2005 and 2004 were as follows (in thousands):

Years Ended	Beginning Balance	Provisions	Write-offs	Ending Balance
June 30, 2006	$157	$19	$(3)	$173
June 30, 2005	262	63	(168)	157
June 30, 2004	294	1	(33)	262

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of (in thousands):

	June 30, 2006	June 30, 2005
Raw materials	$1,511	$1,153
Work-in-process	498	320
Finished goods	625	269

Total inventories	$2,634	$1,742

Goodwill and Identifiable Intangible Assets

At June 30, 2006, the net carrying value of goodwill was $10.2 million. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. We completed our fiscal 2006 assessment as of May 31, 2006 and have concluded that no impairment existed.

As of June 30, 2006, identifiable intangible assets consist of developed technologies, customer base and trademarks, net of accumulated amortizations, of $4.6 million, $1.4 million and $1.1 million, respectively. Developed technologies and customer base are amortized using the straight-line method over their estimated useful lives of 15 and 14 years, respectively. The trademark asset, which represents the Prostatron and TUMT trademarks acquired from EDAP on October 1, 2000, was considered to be an intangible asset with an indefinite useful life. During the fourth quarter of fiscal 2006, due to the approval of the CoolWave control unit and our intent to focus marketing on this control unit and trademark, and due to the fact that we are not currently planning to manufacturing additional Prostatron control units, it was determined that the trademark intangible no longer had an indefinite life and that amortization of the asset should begin. As a result, we began amortizing the trademark, using the straight-line method, at the beginning of the fourth quarter over its remaining estimated useful life of 9.5 years. We review identifiable intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Property and Equipment

Property and equipment are stated at cost. Company owned Cooled ThermoTherapy system control units located at customer sites for evaluation and longer-term use programs are classified as property and equipment, valued at cost and

UROLOGIX, INC.

Notes to Financial Statements – (Continued)

depreciated over a useful life of four years. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over their remaining useful lives. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment, furniture and vehicles. Leasehold improvements are amortized over the shorter of the useful life of the assets or term of the lease.

Property and equipment, net consisted of the following at June 30, 2006 and 2005 (in thousands):

	June 30, 2006	June 30, 2005
Leasehold improvements, equipment, furniture and vehicles	$855	$388
Computer equipment	87	60
Control units	1,955	2,003

Total property and equipment, net	$2,897	$2,451

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

Warranty provisions and claims for the years ended June 30, 2006, 2005 and 2004 were as follows (in thousands):

Years Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance
June 30, 2006	$141	$92	$(139)	$94
June 30, 2005	$215	$62	$(136)	$141
June 30, 2004	$159	$127	$(71)	$215

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal years 2004, 2005 and 2006, and estimates of future profitability and the overall prospects of our business, we determined that it is more likely than not that we will be able to realize a portion of our deferred tax assets in the future, and as a result recorded a $4.6 million income tax benefit in the fourth quarter of fiscal 2006. To determine the amount of the reduction in the valuation allowance, we projected our income over the remaining estimated life of our definite-lived intangible assets of approximately nine years. The amount of the valuation allowance reduction was based on our projected taxable income. We will continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant. If our actual results and updated projections vary significantly from our projections, we would need to increase or decrease our valuation allowance against our gross deferred tax assets. We would

UROLOGIX, INC.

Notes to Financial Statements – (Continued)

adjust our earnings for the deferred tax in the period we make the determination. At June 30, 2006, we carried a valuation allowance of $26.9 million against our remaining deferred tax assets that we do not expect to reverse against deferred tax liabilities within the scheduled reversal period.

Net Earnings Per Common Share

Basic earnings per share was computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net earnings per share was computed by dividing the net earnings by the weighted average number of shares of common stock outstanding plus all potentially dilutive common shares that result from stock options. The number of shares used in earnings per share computations is as follows (in thousands):

	For the years ended June 30,
	2006	2005	2004
Weighted average common shares outstanding - basic	14,319	14,279	14,015
Dilutive effect of stock options	50	480	634

Weighted average common shares outstanding - diluted	14,369	14,759	14,649

The dilutive effect of stock options in the above table excludes 1.1 million, 445,000 and 261,000 of options for which the exercise price was higher than the average market price for the years ended June 30, 2006, 2005 and 2004, respectively.

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

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2008. We are still evaluating the impact the adoption of this pronouncement will have on our financial statements.

3. Stock Options

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of June 30, 2006, we had reserved 4,450,910 shares of common stock under this plan, and 1,279,400 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholders’ meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

UROLOGIX, INC.

Notes to Financial Statements – (Continued)

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

On July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. As a result, our fiscal 2006 results of operations reflect compensation expense for new stock options granted and vested under our stock incentive plan, and the unvested portion of previous stock option grants which vested during the year. Amounts recognized in the financial statements related to stock-based compensation for the fiscal year ended June 30, 2006 were as follows (in thousands, except per share amounts):

Cost of goods sold	$78
Selling, general and administrative	1,051
Research and development	141

Total stock-based compensation	1,270
Tax benefit of options issued	—

Total stock-based compensation, net of tax	$1,270

Impact on net earnings per share:
Basic	$0.09
Diluted	$0.09

Prior to July 1, 2005, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123, the net earnings and net earnings per share would have been adjusted to the following pro-forma amounts for the fiscal years ended June 30, 2005 and 2004 (in thousands, except for per share data):

	2005	2004
Net earnings, as reported	$2,837	$356

Employee stock-based compensation included in net earnings	—	—
Total stock-based employee compensation expense determined under fair value based method, net of tax	(2,387)	(2,590)

Pro forma net earnings (loss)	$450	$(2,234)

Net earnings (loss) per share:
Basic - as reported	$0.20	$0.03
Basic - pro forma	$0.03	$(0.16)

Diluted - as reported	$0.19	$0.02
Diluted - pro forma	$0.03	$(0.16)

UROLOGIX, INC.

Notes to Financial Statements – (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30 2006, 2005 and 2004 using the Black-Scholes option-pricing model:

	2006	2005	2004
Volatility	86.6%	88.4%	87.4%
Risk-free interest rate	4.1%	2.9%	3.3%
Expected option life	4 years	4 years	4 years
Stock dividend yield	—	—	—

A summary of our option activity for the fiscal year ended June 30, 2006 is as follows:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Outstanding as of June 30, 2006	Weighted-avg. Remaining Contractual Life	Weighted-avg. Exercise Price	Exercisable as of June 30, 2006	Weighted-avg. Exercise Price
$ —	$2.43	3,334	0.2	$2.14	2,500	$2.14
$ 2.44	$4.86	890,331	6.3	$3.81	653,584	$3.79
$ 4.87	$7.29	355,223	5.9	$5.72	132,620	$6.09
$ 7.30	$9.72	39,688	3.2	$8.95	37,396	$9.01
$ 9.73	$12.15	12,500	4.5	$12.13	12,500	$12.13
$12.16	$14.58	159,295	5.4	$12.68	101,991	$12.94
$14.59	$17.01	40,000	1.6	$15.82	40,000	$15.82
$17.02	$19.44	9,464	5.2	$18.15	9,464	$18.15
$19.45	$21.87	10,000	4.6	$20.28	10,000	$20.28

		1,519,835	5.9	$5.90	1,000,055	$6.11

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,574,800	$6.60
Options granted	387,500	5.11
Options forfeited	188,703	6.79
Options expired	233,693	8.79
Options exercised	20,069	3.44

Outstanding at June 30, 2006	1,519,835	5.90	5.9	—
Exercisable at June 30, 2006	1,000,055	6.11	5.9	—

There is no aggregate intrinsic value for options outstanding or exercisable at June 30, 2006 as the average price of our stock for the year ended June 30, 2006 was less than the average exercise price of options outstanding or exercisable.

The weighted average fair value of our options at their grant date was approximately $3.16, $6.56 and $2.86 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2006, 2005 and 2004 was $15,000, $572,000 and $1.5 million, respectively.

UROLOGIX, INC.

Notes to Financial Statements – (Continued)

A summary of the status of our nonvested shares as of June 30, 2006 is as follows:

	Number of Options	Weighted-avg. Grant- Date Fair Value
Nonvested at July 1, 2005	668,584	$4.15
Options granted	387,500	3.16
Options forfeited	(188,703)	4.25
Options vested	(347,601)	3.92

Nonvested at June 30, 2006	519,780	3.43

As of June 30, 2006, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation granted under our plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the fiscal years ended June 30, 2006, 2005 and 2004 were $1.4 million, $1.6 million and $1.4 million, respectively.

Employee Stock Purchase Plan

We established an Employee Stock Purchase Plan (the Plan) and reserved 100,000 common shares for issuance under the Plan. Under the terms of the Plan, employees may purchase common shares at prices ranging from 85% to 100% of the shares’ fair market value, as determined by the Company’s board of directors. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10% of the participant’s base pay, as defined. As of June 30, 2005, 100,000 shares had been issued under the Plan since inception for gross proceeds of $434,672 and no shares remained available for issuance under the Plan.

4. Identifiable Intangible Assets, Net

Balances of identifiable intangible assets, net, were as follows (in thousands):

	As of June 30, 2006			As of June 30, 2005
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Developed technologies	$7,500	$2,875	$4,625	$7,500	$2,375	$5,125
Customer base	2,300	945	1,355	2,300	780	1,520
Trademarks	1,140	30	1,110	1,140	—	1,140

Total identifiable intangible assets, net	$10,940	$3,850	$7,090	$10,940	$3,155	$7,785

Prior to fiscal 2006, the trademark asset, which represents the Prostatron and TUMT trademarks acquired from EDAP on October 1, 2000, was considered to be an intangible asset with an indefinite useful life. During the fourth quarter of fiscal 2006, due to the approval of the CoolWave control unit and our intent to focus marketing on this control unit and trademark, and due to the fact that we are not currently planning to manufacture additional Prostatron control units, it was determined that the trademark intangible no longer had an indefinite life and that amortization of the asset should begin. As a result, we began amortizing the trademark, using the straight-line method, at the beginning of the fourth quarter over its remaining estimated useful life of 9.5 years.

Future annual amortization expense for identifiable intangible assets is expected to be approximately $784,000 for each of the next five fiscal years.

UROLOGIX, INC.

Notes to Financial Statements – (Continued)

5. Other Accrued Expenses

Other accrued expenses were comprised of the following as of June 30 (in thousands):

	2006	2005
Accrued vacation	$295	$251
Other	763	897

Total other accrued expenses	$1,058	$1,148

6. Income Taxes

The components of income tax benefit (expense) for each of the years in the three-year period ended June 30, 2006 consist of the following (in thousands):

	For the fiscal year ended June 30,
	2006			2005			2004
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(48)	$3,836	$3,788	$(46)	$(206)	$(252)	$—	$(262)	$(262)
State	(58)	624	566	(84)	(88)	(172)	—	(24)	(24)

Total	$(106)	$4,460	$4,354	$(130)	$(294)	$(424)	$—	$(286)	$(286)

A reconciliation of our statutory tax (benefit) expense to our actual tax (benefit) expense is as follows:

	For the years ended June 30,
	2006	2005	2004
Federal statutory rate at 34 percent	$388	$1,109	$218
State taxes, net of federal tax benefit and state valuation allowance	38	114	15
Nondeductible expenses	(3)	62	37
Stock –based compensation	321	—	—
General business credits	—	39	(50)
Other	(24)	—	—
Valuation allowance	(5,074)	(900)	66

	$(4,354)	$424	$286

UROLOGIX, INC.

Notes to Financial Statements – (Continued)

The components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2006	2005
Deferred Tax Assets:
Net operating loss carry forward	$30,596	$31,528
Charitable contribution carry forward	83	98
Federal and state general business credits	568	568
AMT credit	91	42
Accrued expenses	522	523
Non-qualified stock-based compensation	119	—
Other	45	—

Gross deferred tax assets	32,024	32,759
Deferred Tax Liabilities:
Amortization of definite-lived intangibles	(410)	(411)
Amortization of indefinite-lived intangibles	(1,342)	(1,194)
Property, plant and equipment	(15)	(117)

Gross deferred tax liabilities	(1,767)	(1,722)

Net deferred tax assets before valuation allowance	30,257	31,037
Less: valuation allowance	(26,933)	(32,189)

Total net deferred tax asset/(liability)	$3,324	$(1,152)

We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. Based upon management’s assessment of all available evidence, including our cumulative net income for the three years ended June 30, 2006, and estimates of future profitability and the overall prospects of our business, we determined that it is more likely than not that we will be able to realize a portion of our deferred tax assets in the future, and as a result recorded a $4.6 million income tax benefit in the fourth quarter of fiscal 2006. To determine the amount of the reduction in the valuation allowance, we projected our income over the remaining estimated life of our definite-lived intangible assets of approximately nine years. The amount of the valuation allowance reduction was based on our projected taxable income. We will continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant. If our actual results and updated projections vary significantly from our projections we would need to increase or decrease our valuation allowance against our gross deferred tax assets. We would adjust earnings for the deferred tax in the period we make the determination. As of June 30, 2006 and June 30, 2005, the valuation allowance was $26.9 million and $32.2 million, respectively. Of these amounts, $534,000 as of June 30, 2006 and $529,000 as of June 30, 2005 was attributable to increases in the net operating loss carry forwards resulting from the exercise of stock options. These amounts will be recorded as an increase to additional paid-in-capital if it is determined in the future that this portion of the valuation allowance is no longer required.

At June 30, 2006, the expiration dates and amounts of our net operating loss carryforwards and credits for federal income tax purposes are as follows:

Years expiring (in thousands)	Net Operating Loss	Credits
2008 - 2010	$935	$132
2011 - 2015	35,764	156
2016 - 2020	15,555	—
2021 - 2025	25,185	115

	$77,439	$403

UROLOGIX, INC.

Notes to Financial Statements – (Continued)

We also have a credit for alternative minimum tax of $91,000 that has no expiration date.

7. Deferred Income

Deferred income as of June 30 consisted of the following (in thousands):

	2006	2005
Deferred royalty income	$892	$1,077
Deferred warranty service income	62	133

Total deferred income	$954	$1,210

Deferred royalty income consists of a prepaid non-exclusive license previously granted to a third party for the use of technologies. Deferred royalty income is recognized as the greater of amounts due based on actual sales or amortization of the license fee over the remaining license period of five years.

Deferred revenue for prepayments made to us on warranty service contracts is recognized over the contract period ranging from 12 to 24 months.

8. Restructuring

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

Restructuring activity was as follows (in thousands):

	Severance	Lease	Total
Balance, June 30, 2002	$—	$—	$—
Expense accurals	1,000	275	1,275
Cash payments	(364)	(11)	(375)

Balance, June 30, 2003	636	264	900
Expense accurals (reversals)	(210)	10	(200)
Cash payments	(426)	(105)	(531)

Balance, June 30, 2004	—	169	169
Cash payments	—	(44)	(44)

Balance, June 30, 2005	—	125	125
Cash payments	—	(45)	(45)

Balance, June 30, 2006	$—	$80	$80

UROLOGIX, INC.

Notes to Financial Statements – (Continued)

9. Commitments and Contingencies

401(k) Plan

The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to IRS allowed limits. Company matching contributions are discretionary, and none have been made to date.

Leases

The Company leases its facility and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2008. Rent expense related to operating leases was approximately $330,000, $328,000, and $311,000, for the years ended June 30, 2006, 2005 and 2004, respectively. Future minimum annual lease commitments under noncancelable operating leases with initial terms of one year or more are $351,000 in fiscal 2007, $264,000 in fiscal 2008, and none thereafter. The future minimum lease payments under noncancelable operating leases have not been reduced by sublease rentals under a noncancelable sublease. As of June 30, 2006, future minimum rentals to be received under a noncancelable sublease were approximately $281,000.

Contingencies

We have been and are involved in various legal proceedings and other matters that arise in the normal course of our business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Based upon currently available information, we believe that the ultimate resolution of these matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

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

	2006	2005	2004
United States	$25,609	$25,578	$23,867
Europe	94	124	204
Asia	94	103	253
Canada	56	6	—
Other	32	2	—

Total	$25,885	$25,813	$24,324

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and principal financial officer, Fred B. Parks, has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, he has concluded that these controls and procedures are effective.

(b) Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2006.

KPMG LLP, the independent registered public accounting firm that audited the financial statements in this Form 10-K, has issued an auditors’ report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which report is included in this Form 10-K under Item 8. Financial Statements and Supplementary Data.

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in the sections “Election of Directors,” “Information Regarding Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Code of Ethics” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is contained in the sections entitled “Executive Compensation and Other Information,” “Compensation of Directors,” and “Employment and Change in Control Agreements” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item is contained in the section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the section entitled “Independent Registered Public Accountants” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements.

The financial statements of the Company are listed at Item 8 of this Form 10-K.

(2)	Financial Statement Schedules for years ended June 30, 2006, 2005 and 2004.

None.

(b)	Exhibits.

Exhibit Number	Document	Incorporated by Reference To:
3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of the Company.	Exhibit 3.2 of the Company’s Form 10-K for the year ended June 30, 2003 (the “2003 Form 10-K”).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed on January 16, 1997 (the “1997 Registration Statement”).

4.2	Form of Rights Agreement dated January 14, 1997, between Urologix, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent	Exhibit 1 of the Company’s 1997 Registration Statement.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan	Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-124939).

10.2	Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995	Exhibit 10.5 of the Company’s 1996 Registration Statement.

10.3	* Form of Change In Control Agreement between the Company and its Executive Officers dated as of July 19, 2004.	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

10.4	* Letter between Urologix, Inc. and Fred B. Parks dated as of May 29, 2003.	Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5	* Letter between Urologix, Inc. and Fred B. Parks dated as of July 19, 2004.	Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

10.6	* Stock Option Agreement with grant date of May 27, 2003 between the Company and Fred B. Parks.	Exhibit 10.6 of the 2003 Form 10-K.

10.9	Amendment of Lease Agreement dated October 4, 2002 between Parkers Lake I Realty Corp. and the Company.	Exhibit 10.9 of the 2003 Form 10-K.

23.1	Consent of KPMG LLP	Attached hereto.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.	Attached hereto.

31.2	Certification of Chief Executive Officer (principal financial officer) pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. §1350.	Attached hereto.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROLOGIX, INC.

By:	/s/ Fred B. Parks
Fred B. Parks, Chief Executive Officer
(principal executive officer and principal financial officer)

Each person whose signature appears below hereby constitutes and appoints Fred B. Parks as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on September 13, 2006.

Signature	Title

/s/ Fred B. Parks	Director and Chief Executive Officer
Fred B. Parks	(principal executive officer and principal financial officer)

/s/ Jerry C. Cirino	Director
Jerry C. Cirino

/s/ Sidney W. Emery, Jr.	Director
Sidney W. Emery, Jr.

/s/ Daniel J. Starks	Director
Daniel J. Starks

/s/ Guy C. Jackson	Director
Guy C. Jackson