Form 10-Q
period 2006-09-30
UROLOGIX INC
filed 2006-11-09
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 1, 2006, the Company had outstanding 14,333,350 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	September 30, 2006	June 30, 2006
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$10,820	$11,054
Accounts receivable, net of allowances of $261 and $238	4,193	5,234
Inventories	2,894	2,634
Deferred tax asset	992	992
Prepaids and other current assets	334	184

Total current assets	19,233	20,098

Property and equipment:
Machinery, equipment and furniture	11,928	11,562
Less accumulated depreciation	(8,993)	(8,665)

Property and equipment, net	2,935	2,897
Other assets	1,208	1,288
Goodwill	10,193	10,193
Other intangible assets, net	6,894	7,090
Deferred tax asset, net	2,332	2,332

Total assets	$42,795	$43,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$951	$1,375
Accrued compensation	480	826
Other accrued expenses	637	729
Deferred income	224	242

Total current liabilities	2,292	3,172
Deferred income	665	712
Other accrued expenses	23	34

Total liabilities	2,980	3,918

COMMITMENTS AND CONTINGENCIES (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,332 and 14,328 shares issued and outstanding	143	143
Additional paid-in capital	111,811	111,450
Accumulated deficit	(72,139)	(71,613)

Total shareholders’ equity	39,815	39,980

Total liabilities and shareholders’ equity	$42,795	$43,898

(*)	The Balance Sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Sales	$5,415	$6,157
Cost of goods sold	2,410	2,032

Gross profit	3,005	4,125

Costs and expenses:
Selling, general and administrative	2,973	3,171
Research and development	616	796
Amortization of intangible assets	71	41

Total costs and expenses	3,660	4,008

Operating (loss) earnings	(655)	117
Interest income	129	57

Net (loss) earnings before taxes	$(526)	$174

Provision for income taxes	—	(28)

Net (loss) earnings	$(526)	$146

Net (loss) earnings per common share - basic	$(0.04)	$0.01

Net (loss) earnings per common share - diluted	$(0.04)	$0.01

Weighted average number of shares used in basic per share calculations	14,330	14,311

Weighted average number of shares used in diluted per share calculations	14,330	14,404

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Operating Activities:
Net (loss) earnings	$(526)	$146
Adjustments to reconcile net (loss) earnings to net cash used for operating activities:
Depreciation and amortization	514	473
Provision for bad debts	47	18
Loss on disposal of assets	—	1
Employee stock-based compensation expense	353	337
Deferred income taxes	—	56
Change in operating items:
Accounts receivable	994	(23)
Inventories	(397)	(555)
Prepaids and other assets	(70)	(27)
Accounts payable	(424)	98
Accrued expenses and deferred income	(514)	(639)

Net cash used for operating activities	(23)	(115)

Investing Activities:
Purchase of property and equipment	(219)	(396)
Proceeds from sale/maturity of available-for-sale investments	—	145

Net cash used for investing activities	(219)	(251)

Financing Activities:
Proceeds from exercise of stock options	8	22

Net cash provided by financing activities	8	22

Net decrease in cash and cash equivalents	(234)	(344)
Cash and cash equivalents:
Beginning of period	11,054	10,599

End of period	10,820	10,255

Supplemental cash-flow information
Net value of inventory transferred to property and equipment	$137	$241

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2006

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “We” or “Our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2006 and the statements of operations and cash flows for the three months ended September 30, 2006 and 2005 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K for the year ended June 30, 2006.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

2. Significant Accounting Policies

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy™ system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use and do not recognize any revenue on these control units until title has transferred. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from our mobile service is recognized upon treatment of the patient. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors.

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

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2006

(Unaudited)

4. Stock-Based Compensation

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of September 30, 2006, we had reserved 4,450,910 shares of common stock under this plan, and 1,283,829 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

In addition to the stock option plan described above, Fred B. Parks, our Chairman and Chief Executive Officer, received an option to purchase 225,000 shares in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 share grant began vesting over the period commencing on May 27, 2003 and ends on May 27, 2007, with 56,268 shares vesting on May 27, 2004, and 1/36th of the remaining 168,732 shares vesting on the 27th of each of the 36 months following May 27, 2004.

On July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. As a result, as of September 30, 2006 and 2005, our results of operations reflect compensation expense recognized over the requisite service period for new stock options granted since July 1, 2005, and the unvested portion of stock option grants made prior to July 1, 2005 which vested during the quarter. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands, except per share amounts):

	Three months ended September 30,
	2006	2005
Cost of goods sold	$36	$14
Selling, general and administrative	266	272
Research and development	51	51

Total cost of stock-based compensation	353	337
Tax benefit of options issued	—	—

Total stock-based compensation, net of tax	$353	$337

Impact on net (loss) earnings per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2006

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended September 30, 2006 and 2005 using the Black-Scholes option-pricing model:

	2006	2005
Volatility	70.6%	86.9%
Risk-free interest rates	5.0%	3.9%
Expected option life	3.2 years	3.6 years
Stock dividend yield	—	—

As of September 30, 2006, there was $1.8 million of total unrecognized compensation cost related to unvested share-based compensation expense granted under our plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

5. Basic and Diluted (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing the net (loss) earnings by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed by dividing the net (loss) earnings by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares that result from stock options. The number of shares used in (loss) earnings per share computations are as follows (in thousands):

	Three months ended September 30,
	2006	2005
Weighted average common shares outstanding - basic	14,330	14,311
Dilutive effect of stock options	—	93

Weighted average common shares outstanding - diluted	14,330	14,404

The dilutive effect of stock options in the above table excludes 1,023,000 of options for which the exercise price was higher than the average market price for both the three month periods ended September 30, 2006 and 2005. Dilutive potential common shares of 4,709 were excluded from diluted earnings per share as they would be anti-dilutive due to our net loss during the three months ended September 30, 2006.

6. Inventories

Inventories consisted of the following as of September 30, 2006 and June 30, 2006 (in thousands):

	September 30, 2006	June 30, 2006
Raw materials	$1,654	$1,511
Work in process	293	498
Finished goods	947	625

Total inventories	$2,894	$2,634

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2006

(Unaudited)

7. Other Intangible Assets, Net

	As of September 30, 2006			As of June 30, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Developed technologies	$7,500	$3,000	$4,500	$7,500	$2,875	$4,625
Customer base	2,300	986	1,314	2,300	945	1,355
Trademarks	1,140	60	1,080	1.140	30	1,110

Total identifiable intangible assets, net	$10,940	$4,046	$6,894	$10,940	$3,850	$7,090

Prior to fiscal 2006, the trademark asset, which represents the Prostatron® and TUMT® trademarks acquired from EDAP on October 1, 2000, was considered to be an intangible asset with an indefinite useful life. During the fourth quarter of fiscal 2006, due to the approval of the CoolWave™ control unit and our intent to focus marketing on this control unit and trademark and due to the fact that we are not currently planning to manufacture additional Prostatron® control units, it was determined that the trademark intangible no longer had an indefinite life and that amortization of the asset should begin. As a result, we began amortizing the trademark, using the straight-line method, at the beginning of the fourth quarter of fiscal 2006 over its remaining estimated useful life of 9.5 years.

8. Comprehensive (Loss) Earnings

Comprehensive (loss) earnings includes all changes in equity during a period except those resulting from investments by and distributions to shareholders, as well as stock-based compensation expense. Our comprehensive (loss) earnings is as follows (in thousands):

	Three months ended September 30,
	2006	2005
Net (loss) earnings	$(526)	$146
Change in net unrealized gains on investments	—	7

Comprehensive (loss) earnings	$(526)	$153

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2006

(Unaudited)

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

Warranty provisions and claims for the three month periods ended September 30, 2006 and 2005 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1	Warranty Provisions	Warranty Claims	Ending Balance at September 30
2007	$94	$97	$(79)	$112
2006	$141	$136	$(149)	$128

10. Legal Proceedings

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, as well as in other filings we make with the Securities and Exchange Commission and include factors such: the impact of competitive treatments, products and pricing; our dependence upon third-party reimbursement for our products and reimbursement rates for Cooled ThermoTherapy™; our dependence on Cooled ThermoTherapy for all of our revenues; our ability to develop and market new products, including the Urologix-owned Cooled ThermoTherapy mobile service and the CoolWave™ control unit, and our ability to generate revenue from new products; the rate of adoption by the medical community of Cooled ThermoTherapy products and the effectiveness of our sales organization and marketing efforts to the medical and patient community; our limited experience in manufacturing some of our products and our dependence upon third-party suppliers to produce and supply products; our ability to successfully defend our intellectual property against infringement and the expense associated with that effort; product liability claims inherent in the testing, production, marketing and sale of medical devices; approval by the FDA of our products and compliance with FDA requirements for the manufacture, labeling, marketing and sale of our products. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three month periods ended September 30, 2006 and 2005. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2006.

OVERVIEW

We are based in Minneapolis, MN and develop, manufacture and market minimally invasive medical products for the treatment of urological disorders.

We have developed and offer non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our control units under the Targis®, Prostatron® and CoolWave names, and our catheter families under the Cooled ThermoCath®, Targis®, and Prostaprobe® names. Our systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician’s office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH that is clinically superior to medication and is without the complications and side effects inherent in surgical procedures.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each

Cooled ThermoTherapy treatment performed in its facility, approximately $2,600 in calendar year 2006, and projected to be approximately $2,500 in calendar year 2007, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $500 per procedure.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2006 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,800. Preliminary reimbursement rates for calendar year 2007 were recently released and the projected reimbursement for Cooled ThermoTherapy procedures preformed in the urologist’s office is $3,400, subject to geographic adjustment.

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

We expect to continue to invest in sales and marketing programs, the expansion of our Cooled ThermoTherapy mobile service, and research and development and clinical trials as we focus on growing revenues and continuing to improve our therapy. In addition, we recently received FDA approval for our CoolWave control unit which we launched in July of 2006. Our future profitability will be dependent upon, among other factors, our success in achieving increased treatment volume and market adoption of the Cooled ThermoTherapy procedures in the physician’s office, including treatments delivered through our Cooled ThermoTherapy mobile service, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in physicians’ offices, hospitals, and ambulatory surgery centers and the amount of reimbursement provided.

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2006. At September 30, 2006, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, product warranty, inventories, valuation of identifiable intangible assets and goodwill, income taxes and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three month period ended September 30, 2006 were $5.4 million compared to $6.2 million during the same period of the prior fiscal year. The decrease in revenue in the three month period ended September 30, 2006 is primarily attributable to reduced orders from our direct office accounts, as well as the fact that our third party mobile accounts, which have lower overall average selling prices (ASPs) accounted for a greater proportion of our sales mix when compared to the prior year quarter. This decrease in revenue from direct office accounts was partially offset by an increase in sales from our mobile service that did not begin until September of the prior fiscal quarter.

Sales of our disposable treatment catheters accounted for 96% of our revenue in the first quarter of fiscal 2007 compared to 95% of revenue in the prior-year period. At September 30, 2006, we had a domestic installed base of 568 Cooled ThermoTherapy systems, including the units that are being used by customers pursuant to our evaluation and longer-term use programs and units being used in our Company-owned mobile service, compared to an installed base of 554 units at June 30, 2006 and 518 units at September 30, 2005.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three month period ended September 30, 2006 increased to $2.4 million from $2.0 million during the three month period ended September 30, 2005.

Gross profit as a percentage of sales for the three month period ended September 30, 2006 decreased to 56% from 67% in the three month period ended September 30, 2005. The decrease in gross profit rates primarily resulted from a decrease in volume of our treatment catheters, which provided a smaller base to absorb our fixed manufacturing overhead costs, an increase in the number of mobile unit treatments, which have lower overall margins, decreased year-over-year average per unit selling prices of our single-use treatment catheters, as well as increased costs related to the resolution of the manufacturing issues identified in the fourth quarter of fiscal 2006.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $3.0 million for the three month period ended September 30, 2006 from $3.2 million in the same period of fiscal year 2006. The decrease in expense is primarily the result of a decrease in wages, benefits and travel due to a decrease in the sales force as we continue to grow the Urologix mobile business, partially offset by an increase in legal and audit fees when compared to the prior year period.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $616,000 from $796,000 for the three month periods ended September 30, 2006 and 2005, respectively. The decrease in expenses resulted primarily from decreased contract labor costs as well as decreased expenditures on product development activities related to our next generation Coolwave control unit.

Amortization of Intangible Assets

Amortization of intangible assets was $71,000 and $41,000 for the three month periods ended September 30, 2006 and 2005, respectively. The increase in amortization expense is the result of the determination in the fourth quarter of fiscal 2006 to begin amortizing our indefinite-lived trademark on a straight-line basis over its estimated remaining life of 9.5 years at April 1, 2006. The decision to begin amortizing our trademark, which represents the Prostatron and TUMT trademarks acquired from EDAP on October 1, 2000, was due to the approval of the CoolWave control unit and our intent to focus marketing on this control unit and trademark, and due to the fact that we are not currently planning to manufacturing additional Prostatron control units.

Net Interest Income

Net interest income for the three month period ended September 30, 2006 increased to $129,000 from $57,000 in the same period of the prior fiscal year due primarily to the combination of higher cash and cash equivalent balances and higher interest rates.

Provision for Income Taxes

Income tax expense decreased to zero for the three month period ended September 30, 2006 from $28,000 in the prior year period primarily as a result of our operating loss in the first quarter of fiscal 2007. We did not recognize an income tax benefit related to our first quarter loss as we believe our existing net deferred tax asset of $3.3 million represents our current estimate of the maximum future benefit that will be realized from our net operating loss carryforwards. We will no longer be offsetting regular federal income tax expense against our net operating loss carryforwards (as we have in prior years) since we have now established a net deferred tax asset and a portion of equity-

based compensation expense will not provide a tax benefit. Because of our tax situation, our future tax rate will be very sensitive to the amount of pre-tax income or loss and our fiscal year 2007 tax rate is likely to significantly exceed the statutory rate. We will continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant. If our actual results and updated projections vary significantly from our projections, we would need to increase or decrease our valuation allowance against our gross deferred tax assets. We would adjust our earnings for the deferred tax in the period we make the determination. At September 30, 2006, we carried a valuation allowance of $27.1 million against our remaining deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our tax expense will continue to be primarily non-cash.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of September 30, 2006, we had total cash and cash equivalents of $10.8 million compared to $11.1 million as of June 30, 2006. Working capital was unchanged at $16.9 million at both September 30, 2006 and June 30, 2006.

During the three months ended September 30, 2006, we used $23,000 of cash from operating activities primarily as a result of our net loss of $526,000, decreases in our accrued expenses and deferred income of $514,000, decreases in our accounts payable of $424,000 and increases in inventories of $397,000. The decrease in accrued expenses and deferred income resulted primarily from the payment of fiscal 2006 year-end sales commissions, payroll accrual and sales taxes during the first quarter of fiscal 2007 which were higher when compared to the accruals for these accounts as of September 30, 2006. The decrease in accounts payable is due to the timing of purchases versus payments, and the increase in inventory is a result of increased production of our disposable catheters in anticipation of greater sales than were achieved in the first quarter of fiscal year 2007. These decreases in accrued expenses and deferred income and accounts payable and increases in inventory were partially offset by decreases in accounts receivable of $994,000.

During the first three months of fiscal 2006, we used $219,000 from investing activities resulting from the purchase of $219,000 of property and equipment largely related to equipment purchased to support the growth of our mobile initiative.

During the three months ended September 30, 2006, we generated $8,000 in financing activities as a result of proceeds from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as to grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of September 30, 2006, our property and equipment, net, included approximately $1.9 million of control units used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

We believe our $10.8 million in cash and cash equivalents at September 30, 2006, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for us beginning on July 1, 2007. We are still evaluating the impact the adoption of this pronouncement will have on our financial statements.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (EITF) regarding EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). This guidance requires that companies disclose their accounting policy related to sales tax and other similar taxes effective for us beginning July 1, 2007. We report these taxes on a net basis, excluding them from revenue.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for us beginning on July 1, 2008. We are still evaluating the impact the adoption of this pronouncement will have on our financial statements.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of this pronouncement to have any impact on our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Fred B. Parks, and Chief Financial Officer, Elissa J. Lindsoe, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been and are involved in various legal proceedings and other matters that arise in the normal course of our business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Based upon currently available information, we believe that the ultimate resolution of these matters will not have a material effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On November 6, 2006, the Compensation Committee (the “Committee”) of our Board of Directors established goals for the last three quarters of fiscal year 2007 for our executive cash bonus program for executive officers. The Committee established performance goals for quarterly net earnings before taxes and determined the total cash bonus amount available under the 2007 bonus program if these quarterly performance goals are met at the 100% level. The total cash bonus amount available will be adjusted if our 2007 financial performance either exceeds or is less than the established performance goals relating to net earnings before taxes. The total cash bonus amount available may be decreased or increased by 50%, depending upon our fiscal year 2007 financial performance against the goals established by the Committee. If our quarterly net earnings before taxes do not meet at least the minimum amount set by the Committee for that quarter, no cash bonuses will be earned by our executive officers for such quarter. Assuming that at least the minimum quarterly earnings targets are met, our current executive officers other than Fred B. Parks, Chief Executive Officer, will be eligible for bonuses representing 20% to 60% of their base salaries. Under the 2007 bonus program, our Chief Executive Officer is eligible for a cash bonus ranging from 25% to 75% of his base salary, assuming that the minimum quarterly net earnings before taxes targets are met. While bonus amounts will be earned on a quarterly basis, payouts under the 2007 bonus program will be made following the end of fiscal year 2007 to eligible employees who continue to be employed at that time.

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

/s/ Fred B. Parks.
Fred B. Parks
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Elissa J. Lindsoe
Elissa J. Lindsoe
Chief Financial Officer
(Principal Financial Officer)

Date November 9, 2006