Form 10-Q
period 2006-12-31
UROLOGIX INC
filed 2007-02-08
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 1, 2007, the Company had outstanding 14,333,350 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2006	June 30, 2006
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$12,047	$11,054
Accounts receivable, net of allowances of $213 and $238	4,227	5,234
Inventories	2,842	2,634
Deferred tax asset	943	992
Prepaids and other current assets	317	184

Total current assets	20,376	20,098

Property and equipment:
Property and equipment	12,072	11,562
Less accumulated depreciation	(9,334)	(8,665)

Property and equipment, net	2,738	2,897
Other assets	1,119	1,288
Goodwill	10,193	10,193
Other intangible assets, net	6,698	7,090
Deferred tax asset, net	2,332	2,332

Total assets	$43,456	$43,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,033	$1,375
Accrued compensation	655	826
Deferred income	237	242
Other accrued expenses	694	729

Total current liabilities	2,619	3,172
Deferred income	616	712
Other accrued expenses	11	34

Total liabilities	3,246	3,918

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,333 and 14,328 shares issued and outstanding	143	143
Additional paid-in capital	112,059	111,450
Accumulated deficit	(71,992)	(71,613)

Total shareholders’ equity	40,210	39,980

Total liabilities and shareholders’ equity	$43,456	$43,898

(*)	The Balance Sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Sales	$6,011	$6,535	$11,426	$12,692
Cost of goods sold	2,445	2,182	4,856	4,214

Gross profit	3,566	4,353	6,570	8,478

Costs and expenses:
Selling, general and administrative	2,792	3,222	5,764	6,393
Research and development	639	785	1,255	1,581
Amortization of intangible assets	71	41	142	82

Total costs and expenses	3,502	4,048	7,161	8,056

Operating earnings (loss)	64	305	(591)	422
Interest income, net	140	88	269	145

Earnings (loss) before taxes	204	393	(322)	567
Provision for income taxes	(57)	(74)	(57)	(102)

Net earnings (loss)	$147	$319	$(379)	$465

Net earnings (loss) per common share - basic	$0.01	$0.02	$(0.03)	$0.03

Net earnings (loss) per common share - diluted	$0.01	$0.02	$(0.03)	$0.03

Weighted average number of shares used in basic per share calculations	14,333	14,314	14,332	14,312

Weighted average number of shares used in diluted per share calculations	14,335	14,356	14,332	14,376

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2006	2005
Operating Activities:
Net earnings (loss)	$(379)	$465
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	991	980
Provision for bad debts	27	15
Employee stock-based compensation expense	596	701
Deferred income taxes	49	116
Change in operating items:
Accounts receivable	980	263
Inventories	(402)	(1,394)
Prepaids and other assets	36	106
Accounts payable	(342)	65
Accrued expenses and deferred income	(330)	(727)

Net cash provided by operating activities	1,226	590

Investing Activities:
Purchase of property and equipment	(246)	(631)
Proceeds from sale/maturity of available-for-sale investments	—	171

Net cash used for investing activities	(246)	(460)

Financing Activities:
Proceeds from exercise of stock options	13	24

Net cash provided by financing activities	13	24

Net increase in cash and cash equivalents	993	154
Cash and cash equivalents:
Beginning of period	11,054	10,599

End of period	$12,047	$10,753

Supplemental cash-flow information

Net value of inventory transferred to property and equipment	$194	$350

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2006

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2006 and the statements of operations and cash flows for the three and six month periods ended December 31, 2006 and 2005 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K for the year ended June 30, 2006.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

2.	Significant Accounting Policies

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy™ system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use and do not recognize any revenue on these control units until title has transferred. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from our mobile service is recognized upon treatment of the patient. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period and revenue subject to certain sales incentives is deferred based upon known factors. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and other known factors.

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

December 31, 2006

(Unaudited)

4.	Stock-Based Compensation

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of December 31, 2006, we had reserved 4,450,910 shares of common stock under this plan, and 1,261,833 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

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

On July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. As a result, our results of operations for the three and six month periods ended December 31, 2006 and 2005 reflect compensation expense recognized over the requisite service period for new stock options granted since July 1, 2005, and the unvested portion of stock option grants made prior to July 1, 2005 which vested during those periods. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Cost of goods sold	$28	$11	$65	$25
Selling, general and administrative	178	314	443	586
Research and development	37	39	88	90

Total cost of stock-based compensation	243	364	596	701
Tax benefit of options issued	—	—	—	—

Total stock-based compensation, net of tax	$243	$364	$596	$701

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2006

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-month periods ended December 31, 2006 and 2005 using the Black-Scholes option-pricing model:

	2006	2005
Volatility	70.2%	86.8%
Risk-free interest rate	4.9%	4.0%
Expected option life	3.2 years	3.6 years
Stock dividend yield	—	—

As of December 31, 2006, there was $1.7 million of total unrecognized compensation cost related to unvested share-based compensation expense granted under our stock option plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

5.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares that result from stock options. The number of shares used in earnings (loss) per share computations are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Weighted average common shares outstanding - basic	14,333	14,314	14,332	14,312
Dilutive effect of stock options	2	42	—	64

Weighted average common shares outstanding - diluted	14,335	14,356	14,332	14,376

The dilutive effect of stock options in the above table excludes approximately 1,506,087 and 1,342,755, respectively, for the three month periods ended December 31, 2006 and 2005, and 1,512,824 and 1,285,155, respectively, for the six month periods ended December 31, 2006 and 2005 of options for which the exercise price was higher than the average market price. In addition, dilutive potential common shares of 4,042 were excluded from diluted weighted average common shares outstanding for the six month period ended December 31, 2006 as they would be anti-dilutive due to our net loss for the period.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2006

(Unaudited)

6.	Inventories

Inventories consisted of the following as of (in thousands):

	December 31, 2006	June 30, 2006
Raw materials	$1,728	$1,511
Work in process	303	498
Finished goods	811	625

Total inventories	$2,842	$2,634

7.	Other Intangible Assets, Net

	As of December 31, 2006			As of June 30, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Developed technologies	$7,500	$3,125	$4,375	$7,500	$2,875	$4,625
Customer base	2,300	1,027	1,273	2,300	945	1,355
Trademarks	1,140	90	1,050	1,140	30	1,110

Total identifiable intangible assets, net	$10,940	$4,242	$6,698	$10,940	$3,850	$7,090

During the three and six month periods ended December 31, 2006 and 2005, $125,000 and $250,000 of amortization related to developed technologies was included in cost of goods sold. Amortization of customer base and trademarks is classified with total costs and expenses on the statement of operations.

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

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2006

(Unaudited)

8.	Comprehensive Earnings (Loss)

Comprehensive earnings (loss) includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive earnings (loss) are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Net earnings (loss)	$147	$319	$(379)	$465
Change in net unrealized gains on investments	—	2	—	9

Comprehensive earnings (loss)	$147	$321	$(379)	$474

9.	Warranty

Some of our products are covered by warranties against defects in material and workmanship for periods of up to twenty-four months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs to sales, the historical length of time between the sale and resulting warranty claim, and other factors.

Warranty provisions and claims for the six month periods ended December 31, 2006 and 2005 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1,	Warranty Provisions	Warranty Claims	Ending Balance at December 31,
2007	$94	$145	($126)	$113

2006	$141	$168	($193)	$116

10.	Legal Proceedings

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: the impact of competitive treatments, products and pricing; our dependence upon third-party reimbursement for our products and reimbursement rates for Cooled ThermoTherapy™; our dependence on Cooled ThermoTherapy for all of our revenues; our ability to develop and market new products, including the Urologix-owned Cooled ThermoTherapy mobile service and the CoolWave™ control unit, and our ability to generate revenue from new products; the rate of adoption by the medical community of Cooled ThermoTherapy products and the effectiveness of our sales organization and marketing efforts to the medical and patient community; our limited experience in manufacturing some of our products and our dependence upon third-party suppliers to produce and supply products; our ability to successfully defend our intellectual property against infringement and the expense associated with that effort; product liability claims inherent in the testing, production, marketing and sale of medical devices; approval by the FDA of our products and compliance with FDA requirements for the manufacture, labeling, marketing and sale of our products. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and six month periods ended December 31, 2006 and 2005. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2006.

OVERVIEW

We are based in Minneapolis, Minnesota and develop, manufacture and market minimally invasive medical products for the treatment of urological disorders.

We have developed and offer non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that dramatically affects more than 23 million men worldwide by causing adverse changes in urinary voiding patterns. We market our control units under the CoolWave, Targis®, and Prostatron® names, and our catheter product families under the Cooled ThermoCath®, Targis®, and Prostaprobe® names. Our systems utilize Cooled ThermoTherapy, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and, as a result, can be performed in a physician’s office or an outpatient clinic. We believe Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH that is clinically superior to medication and is without the complications and side effects inherent in surgical procedures.

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

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2006 for Cooled ThermoTherapy procedures performed in the urologist’s office was approximately $4,000. Preliminary reimbursement rates for calendar year 2007 were recently released and the projected reimbursement for Cooled ThermoTherapy procedures preformed in the urologist’s office is expected to be approximately $3,550, subject to geographic adjustment.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). As a result, procedures performed in an ASC were reimbursed under a two-part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under this system, while the urologist performing the procedure was reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. The relatively low facility reimbursement relative to the cost of the procedure potentially limited the number of Cooled ThermoTherapy treatments done in an ASC. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed at the office-based reimbursement rates, approximately $4,000 in calendar year 2006 and expected to be approximately $3,550 in calendar year 2007, subject to geographic adjustment.

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

We expect to continue to invest in sales and marketing programs, the expansion of our Cooled ThermoTherapy mobile service and research and development and clinical trials as we focus on growing revenues and continuing to improve our therapy. In addition, we received FDA approval for our CoolWave control unit which we launched in July of 2006. Our future profitability will be dependent upon, among other factors, our success in achieving increased treatment volume and market adoption of the Cooled ThermoTherapy procedures in the physician’s office, including treatments delivered through our Cooled ThermoTherapy mobile service, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in physicians’ offices, hospitals, and ambulatory surgery centers and the amount of reimbursement provided.

Critical Accounting Policies:

A description of our critical accounting policies is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2006. At December 31, 2006, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, product warranty, inventories, valuation of identifiable intangible assets and goodwill, income taxes and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six month periods ended December 31, 2006 were $6.0 million and $11.4 million, respectively, compared to $6.5 million and $12.7 million, respectively, during the same periods of the prior fiscal year. The decrease in revenue for both the three and six month periods ended December 31, 2006 is primarily due to reduced orders from our direct accounts, which includes both direct office and third party mobile accounts, and lower average selling prices (ASP’s) for our disposable treatment catheters. This decrease in revenue from direct accounts was partially offset by an increase in revenues from our mobile services that began operations in September 2005.

The introduction of our mobile services operations in September 2005 had a direct impact to our overall revenue mix. For example, 68 percent of sales in the first half of fiscal 2007 were derived from treatment catheters compared to 87 percent in the year ago period while mobile treatments comprised 29 percent of total revenue in the first half of fiscal 2007 compared to 8 percent in the prior year period.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three and six month periods ended December 31, 2006 increased to $2.4 million and $4.9 million, respectively, from $2.2 million and $4.2 million during the same periods of the prior year.

Gross profit as a percentage of sales for the three and six month periods ended December 31, 2006 decreased to 59% and 58%, respectively, from 67% in both the three and six month periods ended December 31, 2005. The decrease in gross profit as a percentage of sales is primarily the result of decreased sales and production volume of our treatment catheters, which provide a smaller base to absorb our fixed manufacturing overhead costs, an increase in the number of mobile unit treatments, which have lower overall margins, decreased year-over-year ASP’s of our single-use treatment catheters, as well as increased costs during the three month period ended September 30, 2006, which did not continue in the three month period ended December 31, 2006, related to the resolution of manufacturing issues identified in the fourth quarter of fiscal 2006.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $2.8 million and $5.8 million, respectively, for the three and six month periods ended December 31, 2006 from $3.2 million and $6.4 million in the same periods of fiscal year 2006. The decrease in expense for both the three and six month periods is primarily the result of a decrease in wages, benefits, stock-based compensation expense and travel. Much of this reduction is driven by a decrease in the size of our sales force, as well as a decrease in advertising and promotional expense associated with the launch of the new CoolWave control unit in the first six months of fiscal 2006. These expense reductions were partially offset by increased legal, audit and consulting fees when compared to the three and six month periods ended December 31, 2005.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $639,000 and $1.3 million, respectively, for the three and six month periods ended December 31, 2006 from $785,000 and $1.6 million in the same periods of fiscal year 2006. The decrease in expenses for both the three and six month periods is primarily the result of decreased contract labor costs as well as decreased expenditures on product development activities related to our next generation CoolWave control unit.

Amortization of Intangible Assets

Amortization of intangible assets increased to $71,000 and $142,000, respectively, for the three and six month periods ended December 31, 2006 from $41,000 and $82,000 in the same periods of fiscal year 2006. The increase in amortization expense is the result of the determination in the fourth quarter of fiscal 2006 to begin amortizing our indefinite-lived trademark on a straight-line basis over its estimated remaining life of 9.5 years at April 1, 2006. The decision to begin amortizing our trademark, which represents the Prostatron and TUMT trademarks acquired from EDAP on October 1, 2000, was due to the approval of the CoolWave control unit and our intent to focus marketing on this control unit and trademark, and due to the fact that we are not currently planning to manufacture additional Prostatron control units.

Net Interest Income

Net interest income for the three and six month periods ended December 31, 2006 increased to $140,000 and $269,000, respectively, from $88,000 and $145,000 in the same periods of the prior fiscal year. The increase is primarily due to the combination of higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Income tax expense decreased to $57,000 for the three and six month periods ended December 31, 2006 from $74,000 and $102,000 in the same periods of fiscal 2006. The decrease is primarily the result of our operating loss in the first half of fiscal 2007. We did not recognize an income tax benefit related to our first half loss as we believe our existing net deferred tax asset of $3.3 million represents our current estimate of the maximum future benefit that will be realized from our net operating loss carryforwards. We are not offsetting regular federal income tax expense with the release of valuation allowances in fiscal year 2007 as we did in the prior year. The release of valuation allowance in the fourth quarter of fiscal 2006 resulted in a tax benefit for the recording of the deferred tax asset, and therefore, for fiscal 2007, and future years, tax expense will be recorded as this deferred tax asset is utilized. Because of our tax situation, our future tax rate will be very sensitive to the amount of pre-tax income or loss and our fiscal year 2007 tax rate is likely to significantly exceed the statutory rate. We will continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant. If our actual results and updated projections vary significantly from our projections, we would need to increase or decrease our valuation allowance against our gross deferred tax assets. We would adjust our earnings for the deferred tax in the period we make the determination. At December 31, 2006, we carried a valuation allowance of $26.8 million against our remaining deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our tax expense will continue to be primarily non-cash.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of December 31, 2006, we had total cash and cash equivalents of $12.0 million compared to $11.1 million as of June 30, 2006. Working capital increased to $17.8 million at December 31, 2006 from $16.9 million at June 30, 2006.

During the six months ended December 31, 2006, we generated $1.2 million of cash from operating activities primarily as a result of decreases in accounts receivable of $1.0 million due to improved collections in the second quarter of fiscal 2007, depreciation and amortization of $1.0 million and stock-based compensation of $596,000. These increases in cash were partially offset by our net loss of $379,000, increases in inventories of $402,000, decreases in our accounts payable of $342,000 and decreases in our accrued expenses and deferred income of $330,000. The increase in inventory is primarily the result of increased raw material purchased and production of our disposable catheters in anticipation of greater sales levels than were achieved in the six months ended December 31, 2006, and decreased accounts payable is due to the timing of purchases versus payments. The decrease in accrued expenses and deferred income resulted primarily from the payment of fiscal 2006 year-end sales commissions and sales taxes during fiscal 2007, which were based primarily on higher sales volumes in the three month period ended June 30, 2006 compared to the three month period ended December 31, 2006.

During the first six months ended December 31, 2006, we used $246,000 in investing activities resulting from the purchase of $246,000 of property and equipment largely related to equipment purchased to support the growth of our mobile initiative.

During the six months ended December 31, 2006, we generated $13,000 in financing activities as a result of proceeds from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of December 31, 2006, our property and equipment, net, included approximately $1.8 million of control units used in evaluation or long-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

We believe our $12.0 million in cash and cash equivalents at December 31, 2006, will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). This guidance requires that companies disclose their accounting policy related to sales tax and other similar taxes effective for us beginning July 1, 2007. We report these taxes on a net basis, excluding them from revenue.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for us beginning on July 1, 2008. We are still evaluating the impact the adoption of this pronouncement will have on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. Registrants are permitted to initially apply the provisions of SAB 108 by either restating prior financial statements or by recording the cumulative effect as an adjustment to the carrying value of assets and liabilities as of the beginning of the fiscal year of adoption with an offsetting adjustment to the opening balance of retained earnings. We will apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending June 30, 2007. When we initially apply the provisions of SAB 108, we currently expect to record an increase in deferred revenue of approximately $60,000 and a corresponding increase in accumulated deficit as of July 1, 2006. The accompanying financial statements do not reflect this adjustment.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on November 7, 2006. Of the 14,331,650 shares of common stock outstanding and entitled to vote at the meeting as of September 15, 2006, 13,484,323 shares were present, either in person or by proxy. The following describes the maters considered by the our shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting.

Proposal 1: To elect two (2) directors to hold office for a term of three years or until their respective successors have been elected and shall qualify.

Nominees	Votes
Fred B. Parks	For:	12,557,972
	Withheld:	926,351
Daniel J. Starks	For:	13,014,038
	Withheld:	470,285

Sidney W. Emery, Jr., Guy C. Jackson, and Jerry C. Cirino continued their respective terms as directors after the Annual Meeting.

Proposal 2: To ratify and approve the appointment of KPMG LLP as our independent auditors for the fiscal year ending June 30, 2007.

Votes
For:	13,250,320
Against:	165,018
Abstained:	68,985

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certification pursuant to 18 U.S.C. 1350.

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

Date February 8, 2007