Form 10-Q
period 2007-03-31
UROLOGIX INC
filed 2007-05-09
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of April 1, 2007, Urologix had outstanding 14,333,350 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	March 31, 2007	June 30, 2006
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$11,822	$11,054
Accounts receivable, net of allowances of $202 and $238	4,337	5,234
Inventories	2,872	2,634
Deferred tax asset	943	992
Prepaids and other current assets	170	184

Total current assets	20,144	20,098

Property and equipment:
Property and equipment	12,199	11,562
Less accumulated depreciation	(9,509)	(8,665)

Property and equipment, net	2,690	2,897
Other assets	1,044	1,288
Goodwill	10,193	10,193
Other intangible assets, net	6,502	7,090
Deferred tax asset, net	2,332	2,332

Total assets	$42,905	$43,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,267	$1,375
Accrued compensation	580	826
Deferred income	180	242
Other accrued expenses	616	729

Total current liabilities	2,643	3,172
Deferred income	573	712
Other accrued expenses	—	34

Total liabilities	3,216	3,918

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,333 and 14,328 shares issued and outstanding	143	143
Additional paid-in capital	112,316	111,450
Accumulated deficit	(72,770)	(71,613)

Total shareholders’ equity	39,689	39,980

Total liabilities and shareholders’ equity	$42,905	$43,898

(*)	The Balance Sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Sales	$5,073	$6,551	$16,499	$19,243
Cost of goods sold	2,364	2,183	7,220	6,397

Gross profit	2,709	4,368	9,279	12,846

Costs and expenses:
Selling, general and administrative	2,743	3,241	8,507	9,634
Research and development	814	701	2,070	2,282
Amortization of intangible assets	71	41	213	123

Total costs and expenses	3,628	3,983	10,790	12,039

Operating earnings (loss)	(919)	385	(1,511)	807
Interest income, net	142	102	411	247

Earnings (loss) before taxes	(777)	487	(1,100)	1,054
Provision for income taxes	—	123	57	225

Net earnings (loss)	$(777)	$364	$(1,157)	$829

Net earnings (loss) per common share—basic	$(0.05)	$0.03	$(0.08)	$0.06

Net earnings (loss) per common share—diluted	$(0.05)	$0.03	$(0.08)	$0.06

Weighted average number of shares used in basic per share calculations	14,333	14,323	14,332	14,316

Weighted average number of shares used in diluted per share calculations	14,333	14,362	14,332	14,369

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Operating Activities:
Net earnings (loss)	$(1,157)	$829
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,538	1,509
Provision for bad debts	27	16
Loss on disposal of assets	5	1
Employee stock-based compensation expense	853	992
Deferred income taxes	49	188
Change in operating items:
Accounts receivable	870	(228)
Inventories	(687)	(2,146)
Prepaids and other assets	258	337
Accounts payable	(108)	252
Accrued expenses and deferred income	(594)	(1,017)

Net cash provided by operating activities	1,054	733

Investing Activities:
Purchase of property and equipment	(299)	(758)
Proceeds from sale/maturity of available-for-sale investments	—	181

Net cash used for investing activities	(299)	(577)

Financing Activities:
Proceeds from exercise of stock options	13	69

Net cash provided by financing activities	13	69

Net increase in cash and cash equivalents	768	225
Cash and cash equivalents:
Beginning of period	11,054	10,599

End of period	$11,822	$10,824

Supplemental cash-flow information

Net value of inventory transferred to property and equipment	$449	$581

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2007

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we ”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2007 and the statements of operations for the three and nine month periods ended March 31, 2007 and 2006 and the statements of cash flows for the nine month periods ended March 31, 2007 and 2006 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K for the year ended June 30, 2006.

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

March 31, 2007

(Unaudited)

4.	Stock-Based Compensation

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of March 31, 2007, we had reserved 4,450,910 shares of common stock under this plan, and 1,589,101 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of Urologix.

In addition to the stock option plan described above, Fred B. Parks, our Chairman and Chief Executive Officer, received an option to purchase 225,000 shares in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 share grant began vesting over the period commencing on May 27, 2003 and ends on May 27, 2007, with 56,268 shares vesting on May 27, 2004 and 1/36th of the remaining 168,732 shares vesting on the 27th of each of the 36 months following May 27, 2004.

On July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. As a result, our results of operations for the three and nine month periods ended March 31, 2007 and 2006 reflect compensation expense recognized over the requisite service period for new stock options granted since July 1, 2005, and the unvested portion of stock option grants made prior to July 1, 2005 which vested during those periods. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Cost of goods sold	$36	$14	$101	$39
Selling, general and administrative	166	241	609	827
Research and development	55	36	143	126

Total cost of stock-based compensation	257	291	853	992
Tax benefit of options issued	—	—	—	—

Total stock-based compensation, net of tax	$257	$291	$853	$992

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2007

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine-month periods ended March 31, 2007 and 2006 using the Black-Scholes option-pricing model:

	2007	2006
Volatility	69.5%	86.6%
Risk-free interest rate	4.9%	4.1%
Expected option life	3.1 years	3.6 years
Stock dividend yield	—	—

As of March 31, 2007, there was $1.5 million of total unrecognized compensation cost related to unvested share-based compensation expense granted under our stock option plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Weighted average common shares outstanding—basic	14,333	14,323	14,332	14,316
Dilutive effect of stock options	—	39	—	53

Weighted average common shares outstanding—diluted	14,333	14,362	14,332	14,369

The dilutive effect of stock options in the above table excludes approximately 787,000 and 1.4 million, respectively, for the three month periods ended March 31, 2007 and 2006, and 948,000 and 1.2 million, respectively, for the nine month periods ended March 31, 2007 and 2006 of options for which the exercise price was higher than the average market price. In addition, dilutive potential common shares of 31,345 and 2,944 were excluded from diluted weighted average common shares outstanding for the three and nine month periods ended March 31, 2007 as they would be anti-dilutive due to our net loss for the period.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2007

(Unaudited)

6.	Inventories

Inventories consisted of the following as of (in thousands):

	March 31, 2007	June 30, 2006
Raw materials	$1,627	$1,511
Work in process	433	498
Finished goods	812	625

Total inventories	$2,872	$2,634

7.	Other Intangible Assets, Net (in thousands)

	As of March 31, 2007			As of June 30, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Developed technologies	$7,500	$3,250	$4,250	$7,500	$2,875	$4,625
Customer base	2,300	1,068	1,232	2,300	945	1,355
Trademarks	1,140	120	1,020	1,140	30	1,110

Total identifiable intangible assets, net	$10,940	$4,438	$6,502	$10,940	$3,850	$7,090

During the three and nine month periods ended March 31, 2007 and 2006, $125,000 and $375,000 of amortization related to developed technologies was included in cost of goods sold. Amortization of customer base and trademarks is classified within total costs and expenses on the statements of operations.

Prior to fiscal 2006, the trademark asset, which represents the Prostatron® and TUMT® trademarks acquired from EDAP on October 1, 2000, was considered to be an intangible asset with an indefinite useful life. During the fourth quarter of fiscal 2006, due to the approval of the CoolWave™ control unit and our intent to focus marketing on this control unit and trademark and due to the fact that we are not currently planning to manufacture additional Prostatron® control units, it was determined that the trademark intangible no longer had an indefinite life and that amortization of the asset should begin. As a result, we began amortizing the trademark, using the straight-line method, at the beginning of the fourth quarter of fiscal 2006 over its remaining estimated useful life of 9.5 years as of April, 2006.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2007

(Unaudited)

8.	Comprehensive Earnings (Loss)

Comprehensive earnings (loss) includes all changes in shareholders’ equity during a period except those resulting from investments by and distributions to shareholders. Our comprehensive earnings (loss) are as follows (in thousands):

	Three months ended March 31,		Nine months ended December 31,
	2007	2006	2007	2006
Net earnings (loss)	$(777)	$364	$(1,157)	$829
Change in net unrealized gains on investments	—	1	—	10

Comprehensive earnings (loss)	$(777)	$365	$(1,157)	$839

9.	Warranty

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

Warranty provisions and claims for the nine month periods ended March 31, 2007 and 2006 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1,	Warranty Provisions	Warranty Claims	Ending Balance at March 31,
2007	$94	$190	$(181)	$103
2006	$141	$165	$(198)	$108

10.	Legal Proceedings

We have been and are involved in various legal proceedings and other matters that arise in the normal course of our business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Based upon currently available information, we believe that the ultimate resolution of these matters will not have a material effect on the financial position, liquidity or results of operations of Urologix.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on Urologix, Inc.’s (the “Company”,“Urologix,” “we”) current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: we are faced with intense competition and rapid technological and industry change; our products including our Cooled ThermoTherapy mobile service and recently approved CoolWave™ control unit, may not achieve market acceptance, which could limit our future revenue; third-party reimbursement is critical to market acceptance of our products; we depend upon our Cooled ThermoTherapy products for all our revenues; government regulation can have a significant impact on our business; we have been unprofitable recently and therefore, we will need to increase the revenues we receive from sales of our products in order to operate in a profitable manner in the future and our failure to maintain profitability may result in an increase in tax expenses relating to our valuation allowance against our gross deferred tax asset; we have limited experience manufacturing some of our products and are dependent upon a limited number of third-party suppliers to manufacture our products; we are dependent on adequate protection of our patent and proprietary rights; our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate; our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business; we have limited inventory of Prostatron control units and if customer demand exceeds our expectations, we will experience delays and expense in meeting customer demand that could be significant; we are dependent on key personnel; we may not have additional financing available to us; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price may be volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; and provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and may have a possible negative effect on our stock price. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of our financial condition and results of operations as of and for the three and nine month periods ended March 31, 2007 and 2006. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and in our Annual Report on Form 10-K for the year ended June 30, 2006.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, approximately $2,600 in calendar year 2006, and projected to be approximately $2,500 in calendar year 2007, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the hospital-based Cooled ThermoTherapy treatment receives reimbursement of $535 per procedure.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The nationwide average reimbursement rate (inclusive of the physician’s fee) in calendar year 2006 for Cooled ThermoTherapy procedures performed in the urologist’s office was $4,004. Reimbursement rates for calendar year 2007 for Cooled ThermoTherapy procedures preformed in the urologist’s office are expected to be $3,563, subject to geographic adjustment.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). As a result, procedures performed in an ASC were reimbursed under a two-part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under this system, while the urologist performing the procedure was reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. The relatively low facility reimbursement relative to the cost of the procedure potentially limited the number of Cooled ThermoTherapy treatments done in an ASC. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed at the office-based reimbursement rates of $4,004 in calendar year 2006 and the projected rate of $3,563 in calendar year 2007, subject to geographic adjustment.

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

We expect to continue to invest in sales and marketing programs, the expansion of our Cooled ThermoTherapy mobile service and research and development and clinical trials as we focus on growing revenues and continuing to improve our therapy. In addition, we received FDA approval for our CoolWave control unit which we launched in July of 2006. Our future profitability will be dependent upon, among other factors, our success in achieving increased treatment volume and market adoption of the Cooled ThermoTherapy procedures in the physician’s office, including treatments delivered through our Cooled ThermoTherapy mobile service, our success in obtaining and maintaining necessary regulatory clearances, as well as the risk of FDA mandated recall of our products, our ability to manufacture at the volumes and quantities the market requires, our products may be subject to product recalls even after receiving FDA clearance or approval, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in physicians’ offices, hospitals, and ambulatory surgery centers and the amount of reimbursement provided.

Critical Accounting Policies:

A description of our critical accounting policies is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2006. At March 31, 2007, our critical accounting policies and estimates continue to be revenue recognition, allowance for doubtful accounts, product warranty, inventories, valuation of identifiable intangible assets and goodwill, income taxes and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine month periods ended March 31, 2007 were $5.1 million and $16.5 million, respectively, compared to $6.6 million and $19.2 million, respectively, during the same periods of the prior fiscal year. The decrease in revenue for the three month period ended March 31, 2007 is primarily due to reduced orders from our direct accounts, which includes both direct office and third party mobile accounts, as a result of pricing pressures created by competition and reduced reimbursement rates, in addition to recent sales force turnover. The decrease in revenue for the nine month period ended March 31, 2007 is also a result of decreased orders from our direct accounts, as well as lower average selling prices (ASP’s) for our disposable treatment catheters. This decrease in revenue from direct accounts was partially offset by an increase in revenues in the three and nine month periods ended March 31, 2007 from our mobile services that began operations in September 2005.

The introduction of our mobile services operations in September 2005 had a direct impact to our overall revenue mix. During the first nine months of fiscal 2007, 66 percent of sales were derived from treatment catheters, compared to 85 percent in the year ago period while our mobile treatments comprised 31 percent of total revenue in the first nine months of fiscal 2007 compared to 11 percent in the prior year period.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three and nine month periods ended March 31, 2007 increased to $2.4 million and $7.2 million, respectively, from $2.2 million and $6.4 million, respectively, during the same periods of the prior year.

Gross profit as a percentage of sales for the three and nine month periods ended March 31, 2007 decreased to 53% and 56%, respectively, from 67% in both the three and nine month periods ended March 31, 2006. The decrease in gross profit as a percentage of sales is primarily the result of decreased sales and production volume of our treatment catheters, which provide a smaller base to absorb our fixed manufacturing overhead costs, an increase in the number of mobile unit treatments, which have lower overall margins, increases in overall material costs, as well as increased costs during the three month period ended September 30, 2006 related to the resolution of manufacturing issues identified in the fourth quarter of fiscal 2006. These manufacturing issues did not continue into the second or third quarters of fiscal 2007.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $2.7 million and $8.5 million, respectively, for the three and nine month periods ended March 31, 2007 from $3.2 million and $9.6 million in the same periods of fiscal year 2006. The decrease in expense for both the three and nine month periods is primarily the result of a decrease in wages, benefits, commissions, and travel largely due to a decrease in our revenue, the size of our sales force, and a decrease in advertising and promotional expense associated with the launch of the new CoolWave control unit. These expense reductions were partially offset by increased legal, audit and consulting fees when compared to the three and nine month periods ended March 31, 2006.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $814,000 for the three month period ended March 31, 2007 from $701,000 in the same period of fiscal year 2006. This increase is mainly due to increased product testing and consulting when compared with the prior year. Research and development expenses decreased to $2.1 million for the nine month period ended March 31, 2007 from $2.3 million for the nine month period ended March 31, 2006. This decrease in expenses is primarily the result of decreased contract labor costs as well as decreased expenditures on product development activities related to our next generation CoolWave control unit.

Amortization of Intangible Assets

Amortization of intangible assets increased to $71,000 and $213,000, respectively, for the three and nine month periods ended March 31, 2007 from $41,000 and $123,000 in the same periods of fiscal year 2006. The increase in amortization expense is the result of the determination in the fourth quarter of fiscal 2006 to begin amortizing our indefinite-lived trademark on a straight-line basis over its estimated remaining life of 9.5 years at April 1, 2006. The decision to begin amortizing our trademark, which represents the Prostatron and TUMT trademarks acquired from EDAP on October 1, 2000, was due to the approval of the CoolWave control unit and our intent to focus marketing on this control unit and trademark, and due to the fact that we are not currently manufacturing additional Prostatron control units, nor do we plan to.

Net Interest Income

Net interest income for the three and nine month periods ended March 31, 2007 increased to $142,000 and $411,000 respectively, from $102,000 and $247,000 in the same periods of the prior fiscal year. The increase is primarily due to the combination of higher cash and investment balances and higher interest rates.

Provision for Income Taxes

Income tax expense decreased to zero and $57,000 for the three and nine month periods ended March 31, 2007, respectively, from $123,000 and $225,000 in the same respective periods of fiscal 2006. The decrease is primarily the result of our operating loss for the three and nine month periods ended March 31, 2007. We did not recognize an income tax benefit related to our year-to-date loss as we believe our existing net deferred tax asset of $3.3 million represents our current estimate of the maximum future benefit that will be realized from our net operating loss carryforwards. We are not offsetting regular federal income tax expense with the release of valuation allowances in fiscal year 2007 as we did in the prior year. The release of valuation allowance in the fourth quarter of fiscal 2006 resulted in a tax benefit for the recording of the deferred tax asset, and therefore, for fiscal 2007, and future years, tax expense will be recorded as this deferred tax asset is utilized. Because of our tax situation, our future tax rate will be very sensitive to the amount of pre-tax income or loss. We will continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant. If our actual results and updated projections vary significantly from our previous projections, we would need to increase or decrease our valuation allowance against our gross deferred tax assets. We would adjust our earnings for the deferred tax in the period we make the determination. At March 31, 2007, we carried a valuation allowance of $26.8 million against our remaining deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our tax expense will continue to be primarily non-cash.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, through cash generated from operating activities. As of March 31, 2007, we had total cash and cash equivalents of $11.8 million compared to $11.1 million as of June 30, 2006. Working capital increased to $17.5 million at March 31, 2007 from $16.9 million at June 30, 2006.

During the nine months ended March 31, 2007, we generated $1.1 million of cash from operating activities primarily as a result of decreases in accounts receivable of $870,000 due to improved collection efforts and reduced revenue during fiscal 2007. This increase in cash from operating activities was partially offset by our net loss of $1.2 million, adjusted for $1.5 million of depreciation and amortization and $853,000 of stock-based compensation expense, and increases in inventories of $687,000, which consists of a $238,000 increase in overall inventory and $449,000 of transfers of control units to fixed assets, and decreases in our accrued expenses and deferred income of $594,000. The increase in inventory is primarily the result of increased finished goods in anticipation of greater sales levels than were achieved in the nine months ended March 31, 2007. The decrease in accrued expenses and deferred income resulted primarily from the payment of fiscal 2006 year-end sales commissions and sales taxes during fiscal 2007, which were based primarily on higher sales volumes in the three month period ended June 30, 2006 compared to the three month period ended March 31, 2007.

During the nine months ended March 31, 2007, we used $299,000 of cash in investing activities resulting from the purchase of $299,000 of property and equipment largely related to equipment purchased to support the growth of our mobile initiative.

During the nine months ended March 31, 2007, we generated $13,000 in cash from financing activities as a result of proceeds from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and long-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of March 31, 2007, our property and equipment, net, included approximately $1.8 million of control units used in evaluation or long-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may need additional capital to finance these programs.

We believe our $11.8 million in cash and cash equivalents at March 31, 2007 will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 “The Fair Value Option for Financial Assets and Liabilities – including and amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions under SFAS No. 159 are effective for us beginning on July 1, 2008. We believe that the adoption of this pronouncement will not have a material effect on our earnings or financial position.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Fred B. Parks, and Chief Financial Officer, Elissa J. Lindsoe, have evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

The most significant risk factors applicable to us are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

/s/ Fred B. Parks
Fred B. Parks
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Elissa J. Lindsoe
Elissa J. Lindsoe
Chief Financial Officer
(Principal Financial Officer)

Date May 9, 2007