Form 10-K
period 2007-06-30
UROLOGIX INC
filed 2007-09-20
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007.

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

Common Stock, $.01 par value

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

Large Accelerated Filer    ☐ Accelerated Filer    ☐ Non-Accelerated Filer    ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $33,315,875 as of the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $2.35.

As of September 1, 2007, the Company had outstanding 14,333,350 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Overview

Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the Targis,® Prostatron® and CoolWave® names and our procedure kits under the CTC™, Targis and Prostaprobe™ names. We are also in the process of developing our next generation catheter, CoolMax™, in which we are planning to combine durability with increased patient comfort. All systems utilize the Company’s Cooled ThermoTherapy technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

BPH generally affects men after the age of 50. Medical experts suggest that nearly every man will be affected by this condition at some time in his life. The BPH market is large and can be expected to continue to grow due to the general aging of the world’s population as well as increasing life expectancies.

Due in part to the side effects and complications associated with traditional BPH therapies, many patients diagnosed with BPH are regularly monitored by their physicians but elect not to receive active intervention. This course of inaction is known as “watchful waiting.” If symptoms persist or worsen, drug therapy or surgical intervention has historically been recommended. Drug therapy is usually the first line of treatment. It is estimated that more than 20% of patients who initially pursue drug therapy discontinue treatment within 12 months due to various reasons including cost, ineffectiveness, side effects and the burdens of compliance. Patients may also try multiple drugs or combinations of drugs to improve effectiveness. This leads to a more costly treatment and often more side effects. Traditionally, the most common surgical procedure has been Transurethral Resection of the Prostate (TURP), an invasive surgery in which portions of the prostatic urethra and surrounding tissue are removed, thereby widening the urethra and improving urinary flow. While TURP results in a dramatic improvement in urine flow and reduction in symptoms, the procedure can require a lengthy recovery time and is reported to have a high rate of side effects and complications. Because the TURP procedure requires a highly skilled surgeon with extensive training, the incidence of complications are affected by the experience of the surgeon performing the TURP.

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

Cooled ThermoTherapy utilizes a proprietary microwave technology, delivered through a flexible catheter that targets energy into the enlarged area of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the healthy, pain-sensitive urethral tissue. During a Cooled ThermoTherapy procedure, a catheter is inserted into the urethra, and a rectal thermosensing unit is placed into the rectum. Chilled water is then circulated through the catheter in order to lower the temperature of the urethra and protect it from heat and discomfort during the treatment. Temperatures in the urethra and rectum are monitored continuously during the treatment while microwave energy is delivered into the prostatic tissue, ultimately resulting in a reduction in the size of the prostate and relief of symptoms as the body re-absorbs the destroyed tissue during the months following treatment.

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

Clinical Studies

Clinical trials of the Cooled ThermoTherapy procedure have been performed to obtain data to support new indications and marketing claims, to obtain long-term durability data, and to gather data for Medicare and other reimbursement approvals in various markets. We continue to monitor multi-center, multi-year studies to evaluate the long-term durability of Cooled ThermoTherapy procedures. In our published results from multi-center clinical trials, conducted both in the United States and internationally, the majority of Cooled ThermoTherapy patients for whom follow-up data is available show significant long-term relief from the symptoms of BPH, without significant post-procedure complications.

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

United States

We have a sales and marketing team consisting of sales and marketing management, marketing communications, clinical, and direct sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy products and our Cooled ThermoTherapy mobile service. Our direct sales force and marketing efforts are targeted at urologists who treat BPH patients in their office. Our Cooled ThermoTherapy mobile service employees transport the Cooled ThermoTherapy system control unit, along with the single-use treatment catheters and all necessary supplies, to physician offices and hospitals on a scheduled basis, making the treatment available to physicians and patients on an efficient and economic basis. As of June 30, 2007, our mobile assets included 15 vans with 14 mobile routes resulting in mobile service being offered in select geographies in the United States. In addition to our direct sales force and Cooled ThermoTherapy mobile service employees, we continue to utilize independent third-party mobile service providers to provide hospitals and urology clinics with access to our Cooled ThermoTherapy treatment. As of June 30, 2007, we employed a total of 39 individuals in our sales and marketing department and our Cooled ThermoTherapy mobile service. The expenses for our Cooled ThermoTherapy mobile service are included in cost of goods sold.

We offer our Cooled ThermoTherapy systems to our customers on a direct purchase or on an evaluation or longer-term use basis. Pricing for single-use treatment catheters and our Cooled ThermoTherapy mobile service varies based upon volume.

International

We have distribution agreements for the market development and sale of our products in China, Taiwan, India and Japan. Although our international selling efforts have historically been relatively modest, we believe that there is a potentially significant market for Cooled ThermoTherapy outside of the United States. We will continue to utilize local distributors and independent agents experienced in selling products to hospitals and urologists to assist us in maximizing these opportunities.

Manufacturing

We manufacture the Targis control unit, CoolWave control unit, and single-use treatment catheters for use with our Targis and CoolWave control units at our suburban Minneapolis facility. We outsource the remaining manufacturing.

Our supply agreement with Accellent Endoscopy for the production of the Prostatron disposable treatment catheter was terminated as of April 2007. Prior to this termination, we signed an agreement with The MedTech Group, Inc. to become a qualified supplier of our Cooled ThermoTherapy single-use treatment catheter products. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron product line. As a result, we are currently in the process of negotiating an end-of-life build from a supplier so we can continue to support our Prostatron customers without treatment interruption until we can transition them to another of our products.

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

In June 1997, July 1998, September 2000, September 2002, March 2004 and August 2007, the FDA completed inspections of our facility, documentation and quality systems with no significant deficiencies of GMP noted. Our facility will continue to be subject to periodic inspections by the FDA and by other auditors. We believe that our manufacturing and quality control procedures meet the requirements of these regulations and that we have established training and self-audit systems designed to ensure compliance.

We have received ISO 13485 certification indicating compliance of our manufacturing facilities with European standards for quality assurance and manufacturing process control. We also have received CE mark certification, which allows us to affix the CE Mark to our Targis, Prostatron, CoolWave and our next generation catheter, CoolMax™ products and market them in the European Union. In addition, the Targis and Prostatron systems have been approved for marketing by the Japanese Ministry of Health and Welfare. As of June 30, 2007, we employed 33 individuals in our manufacturing department.

Research and Development

We intend to build upon our scientific and clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. Our research and development efforts are currently focused on improving the function and features of our Cooled ThermoTherapy systems, improving the treatable population and clinical response to Cooled ThermoTherapy treatment and reducing the manufacturing cost of our products. During fiscal year 2008, we will dedicate research and development efforts toward the completion of our next generation catheter, CoolMax, which is intended to utilize similar targeted energy to sustain treatment durability while increasing patient comfort.

During the fiscal years ended June 30, 2007, 2006, and 2005, we spent $3.0 million, $3.0 million, and $3.1 million, respectively, on our research and development efforts. As of June 30, 2007, we employed 15 individuals in our research and development department.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, approximately $2,100 in calendar year 2007, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $500 per procedure.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2007 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,562 compared to $3,800 in calendar 2006, which is subject to geographic adjustment. Reimbursement rates for calendar year 2008 will be published in the November 2007 edition of the Federal Register.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). As a result, procedures performed in an ASC were reimbursed under a two-part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under this system, while the urologist performing the procedure was reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. The relatively low facility reimbursement relative to the cost of the procedure potentially limited the number of Cooled ThermoTherapy treatments done in an ASC. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologists who performed Cooled ThermoTherapy procedures in an ASC are reimbursed at the office-based reimbursement rates, approximately $3,562 in calendar year 2007, subject to geographic adjustment.

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

Competition in the market for minimally invasive office-based treatments for BPH continues to grow. Competitive devices include radio frequency (Medtronic); interstitial laser (Johnson & Johnson); non-cooled, low energy microwave (American Medical Systems); low energy microwave combined with balloon dilatation (Boston Scientific); high energy microwave with limited cooling (Prostalund); and hot water therapy (Gyrus ACMI). Additional competitors may enter the market. We believe Cooled ThermoTherapy provides significant advantages over other office-based BPH therapies. Because Cooled ThermoTherapy does not require punctures or incisions, it can be performed in the physician’s office or other outpatient environments without the need for anesthesia or intravenous sedation. Further, by combining microwave energy with cooling, we can drive more energy deep into the prostate, creating lasting results while preventing damage to the urethra, enhancing patient comfort and reducing complications.

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

Our Cooled ThermoTherapy systems have received FDA clearance for sale in the United States as a class III medical device. We have obtained CE Mark certification for distribution in Europe and product registration for distribution in Canada, India and Japan. In addition, we are currently seeking approval of our products in the Peoples Republic of China (SFDA) and Taiwan.

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

As a result of our exposure to product liability claims, we currently carry product liability insurance covering our products with policy limits per occurrence and in the aggregate that we have deemed to be sufficient. We cannot predict, however, whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim against us or settlement by us with respect to uninsured liabilities or in excess of our insurance coverage, or our inability to maintain insurance in the future, or any claim that results in significant costs to or adverse publicity against us, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Employees

As of June 30, 2007, we employed 95 individuals on a full-time basis. We also had several part-time employees and consultants. Although we believe that we have been successful in attracting experienced and capable personnel, there can be no assurance that we will continue to attract and retain qualified personnel. None of our employees are covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Seasonality

We believe that holidays, major medical conventions and vacations taken by physicians, patients and patient families may have a seasonal impact on our sales. We continue to monitor and assess the impact seasonality may have on demand for our products.

Backlog

As of June 30, 2007, we did not maintain any backlog of product orders. Our policy is to stock enough inventory to be able to ship most orders within a few days of receipt or as requested by our customers. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

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

Physicians will not recommend Cooled ThermoTherapy procedures unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the Cooled ThermoTherapy procedure compared with other therapies. Patient acceptance of the Cooled ThermoTherapy procedure also will depend upon the ability of physicians to educate these patients on their treatment choices. Health care payer acceptance of our procedure will require, among other things, evidence of the cost effectiveness of Cooled ThermoTherapy compared to other BPH therapies. Although we believe Cooled ThermoTherapy offers physicians and patients advantages over competitive therapies for BPH, the success of our product also will depend upon the extent to which physicians and patients perceive our procedure as having these advantages and the extent to which these advantages are relevant to their treatment decision. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community. If our Cooled ThermoTherapy procedure is not widely accepted by physicians, patients or payers, or is accepted more slowly than expected, our business will be harmed. Further, we now operate our own Cooled ThermoTherapy mobile service and recently received FDA approval of our CoolWave control unit that we launched in the first quarter of fiscal 2007. As of June 30, 2007 we had an installed base of 31 CoolWave control units, including those installed on our mobile vans, and operated 14 mobile routes. If our mobile service or our CoolWave control unit are not accepted by physicians, patients, or payers, or are accepted more slowly than expected, our business will be harmed.

Part of our business strategy involves expanding our product offerings into international markets and we are currently targeting markets in India, Japan, the People’s Republic of China and Taiwan. While we will face some of the same challenges in obtaining market acceptance in these countries as we face in the U.S., we will likely face additional challenges, some of which we cannot yet anticipate. Further, we cannot predict the extent to which these challenges and additional challenges particular to each of these countries and the physicians and patients in these countries will affect our ability to obtain market acceptance of our products in these countries. If our Cooled ThermoTherapy procedure is not widely accepted by physicians and patients in these countries, or is accepted more slowly than expected, the expansion of our international business will be harmed.

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

Government regulation has a significant impact on our business and in particular, on the introduction of our next generation catheter, CoolMax™ .

Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the FDA has broad authority under the federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Sales of medical devices outside the United States are subject to government regulation and restrictions that vary from country to country. In addition, we, along with our distributors and health care providers who purchase our products and services, are subject to state and federal laws prohibiting kickbacks or other forms of bribery in the health care industry. We may be subject to civil and criminal prosecution for violations of any of these laws by our agents or us.

Before our next generation catheter, CoolMax™ may be introduced into the U.S. market, we must obtain prior authorization from the FDA. This authorization is based on a review by the FDA of the medical device’s safety and effectiveness for its intended uses. We are currently seeking the FDA’s approval of CoolMax pursuant to a pre-market approval application. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming.

While we are in the process of obtaining approval of our next generation catheter, we may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of this product or any of our other products in the United States or in other countries. If regulatory approvals for our next generation catheter, CoolMax™, or any of our other products are not obtained on a timely basis, or not approved as submitted, or at all, it could have a significant negative effect on our financial condition and results of operations. Additionally, delays in receipt of regulatory approvals for our products or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition and results of operations.

Even if such an approval is obtained, our failure to comply with applicable regulatory approvals could, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, government regulations may be established that could prevent, delay, modify or rescind regulatory approval of our products. Any such position or change of position by the FDA may adversely impact our business and financial condition. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed in the United States or in other countries. In addition to obtaining such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. The FDA prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

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

We have been unprofitable recently.

We incurred a net loss of $13.2 million (which includes $4.8 million of income tax expense to increase our valuation allowance to fully reserve our deferred tax assets and a $6.4 million charge for long-lived asset impairments and inventory write-downs) for the year ended June 30, 2007. Including the losses described above, since our inception, we have incurred losses of approximately $84.8 million. Although we were profitable in fiscal years 2006, 2005 and 2004, if physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to once again achieve profitability. Because we expect to continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, once again attain profitable operations, or successfully implement our business plan or future business opportunities.

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

Other than the Targis and CoolWave system control units and procedure kits, we outsource the remaining manufacturing for our products. We assemble Targis and CoolWave control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. Our reliance on outside suppliers for our components involves risks including limited control over the price and uncertainty regarding timely delivery and quality of parts. Our supply agreement with Accellent Endoscopy for the production of the Prostatprobe disposable treatment catheter was terminated in April 2007. Prior to this termination, we signed an agreement with The MedTech Group, Inc. to become a qualified supplier of our Cooled ThermoTherapy single-use treatment catheter products. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron product line. As a result, we are currently in the process of negotiating an end-of-life build from a supplier so we can continue to support our Prostatron customers without treatment interruption until we can transition them to another of our products.

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

We generated approximately $1.5 million of net cash from operating activities in the year ended June 30, 2007 and ended that period with approximately $12.3 million of cash and cash equivalents. We believe our $12.3 million in cash and cash equivalents, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resources needs for the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

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

Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

•	actual or anticipated variations in our operating results,

•	technological innovations or new commercial products introduced by us or our competitors,

•	developments regarding government and third-party reimbursement,

•	changes in government regulation,

•	government investigation of us or our products,

•	result of regulatory process for approval of our next generation catheter,

•	changes in reimbursement rates or methods affecting our products,

•	developments concerning proprietary rights,

•	litigation or public concern as to the safety of our products or our competitors’ products,

•	investor perception of us and our industry,

•	general economic and market conditions including market uncertainty,

•	national or global political events,

•	difficulties with international expansion or operations,

•	public confidence in the securities markets and regulation by or of the securities markets, and

•	changes in senior management.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 37,000 square feet of office, manufacturing and warehouse space in a suburb of Minneapolis, Minnesota, pursuant to a lease that expires in March 2008. We are currently in the process of negotiating a three-year renewal for this lease. We believe our facilities will be sufficient to meet our current and future requirements and that additional space at or near the current location will be available at a reasonable cost if additional space is required in the future.

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

		Quarter
Fiscal Year		First	Second	Third	Fourth
2007	High	$3.53	$2.81	$3.66	$3.02
	Low	2.75	2.28	2.52	2.14

2006	High	$5.79	$4.44	$4.17	$4.27
	Low	3.89	3.82	3.21	3.00

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

The table below presents our equity compensation plan information as of June 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	896,134	$4.90	2,447,546
Equity compensation plan not approved by security holders	225,000	$2.75	None

Total	1,121,134	$4.47	2,447,546

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

The 225,000 shares listed under “equity compensation plans not approved by security holders” represent an option to purchase 225,000 shares of the Company’s common stock granted to Fred B. Parks, the Company’s Chairman and Chief Executive Officer. The option was granted to Mr. Parks in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75 per share. The 225,000 share grant vested over the period commencing on May 27, 2003 and ending on May 27, 2007, with 56,268 shares vesting on May 27, 2004, and 1/36th of the remaining 168,732 shares vesting on the 27th of each of the 36 months following May 27, 2004.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended June 30,
	2007	2006		2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data:
Sales	$21,317	$25,885		$25,813	$24,324	$18,775
Cost of goods sold	13,893 (1)	8,995		7,810	9,047	8,442 (5)

Gross profit	7,424	16,890		18,003	15,277	10,333

Costs and Expenses:
Selling, general and administrative	11,086	12,940		11,643	12,338	15,390
Research and development	3,026	2,987		3,073	2,390	3,675
Amortization and impairment of identifiable intangible assets	2,244 (2)	194		164	164	164
Restructuring(6)	—	—		—	(200)	1,275

Total costs and expenses	16,356	16,121		14,880	14,692	20,504

Operating earnings (loss)	(8,932)	769		3,123	585	(10,171)
Interest income, net	554	371		138	57	123

Earnings (Loss) before income taxes	(8,378)	1,140		3,261	642	(10,048)
Income tax expense (benefit)	4,859 (3)	(4,354	)(4)	424	286	286

Net earnings (loss)	$(13,237)	$5,494		$2,837	$356	$(10,334)

Basic:
Net earnings (loss) per common share	$(0.92)	$0.38		$0.20	$0.03	$(0.74)
Weighted average shares used in computing net earnings (loss) per share	14,332	14,319		14,279	14,015	13,915
Diluted:
Net earnings (loss) per common share	$(0.92)	$0.38		$0.19	$0.02	$(0.74)
Weighted average shares used in computing net earnings (loss) per share	14,332	14,369		14,759	14,649	13,915

	2007	2006		2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$12,250	$11,054		$10,770	$7,604	$4,619
Working capital	16,067	16,926		13,174	8,556	5,023
Total assets	32,653	43,898		39,106	36,172	35,862
Total liabilities	4,778	3,918		5,961	6,312	7,329
Shareholders’ equity	27,875	39,980		33,145	29,860	28,533

(1)	Includes the following non-cash charges as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter:

Inventory write-down	$213,000
Fixed asset impairment	178,000
Developed technology intangible asset impairment	4,044,000

$4,435,000

(2)	Includes the following non-cash charges as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter:

Trademark intangible asset impairment	$969,000
Customer base intangible asset impairment	991,000

$1,960,000

(3)	Includes a $4.8 million non-cash income tax expense to increase the valuation allowance to fully reserve our deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
(4)	Includes a $4.6 million non-cash income tax benefit to reduce the valuation allowance related to deferred tax assets.
(5)	Includes a $610,000 lower of cost or market write-down of control unit inventory and future control unit purchase commitments.
(6)	Represents a fiscal 2003 fourth quarter restructuring charge related to a workforce reduction and facilities consolidation and subsequent $200,000 recovery in fiscal 2004 due to a reduction in the severance related liabilities.

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$5,415	$6,011	$5,073	$4,818
Gross profit	3,005	3,566	2,709	(1,856	)(1)
Earnings (loss) before income taxes	(526)	204	(777)	(7,279	)(2)
Net earnings (loss)	(526)	147	(777)	(12,081	)(3)
Basic net earnings (loss) per share	$(0.04)	$0.01	$(0.05)	$(0.84)
Diluted net earnings (loss) per share	$(0.04)	$0.01	$(0.05)	$(0.84)

	Year Ended June 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$6,157	$6,535	$6,551	$6,643
Gross profit	4,125	4,353	4,368	4,045
Earnings before income taxes	174	393	487	86
Net earnings	146	319	364	4,665	(4)
Basic net earnings per share	$0.01	$0.02	$0.03	$0.33
Diluted net earnings per share	$0.01	$0.02	$0.03	$0.32

(1)	Includes the following non-cash charges as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter:

Inventory write-down	$213,000
Fixed asset impairment	178,000
Developed technology intangible asset impairment	4,044,000

$4,435,000

(2)	In addition to (1) above, includes the following non-cash charges as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter:

Trademark intangible asset impairment	$969,000
Customer base intangible asset impairment	991,000

$1,960,000

(3)	In addition to (1) and (2) above includes a $4.8 million non-cash income tax expense to increase the valuation allowance to fully reserve our deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
(4)	Includes a $4.6 million non-cash income tax benefit to reduce the valuation allowance related to deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have developed technology for the treatment of BPH, a disease that affects more than 23 million men worldwide. We market our control units under the Targis,® Prostatron® and CoolWave ® names and our procedure kits under the CTC™, Targis and Prostaprobe™ names. We are also in the process of developing our next generation catheter, CoolMax™, in which we are planning to combine durability with increased patient comfort. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which will result in us exiting this product line over approximately the next 2.5 years. All systems utilize the Company’s Cooled ThermoTherapy technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, approximately $2,100 in calendar year 2007, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $500 per procedure.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2007 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,562 compared to $3,800 in calendar 2006, which is subject to geographic adjustment. Reimbursement rates for calendar year 2008 will be published in the November 2007 edition of the Federal Register.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). As a result, procedures performed in an ASC were reimbursed under a two-part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under this system, while the urologist performing the procedure was reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. The relatively low facility reimbursement relative to the cost of the procedure potentially limited the number of Cooled ThermoTherapy treatments done in an ASC. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologists who performed Cooled ThermoTherapy procedures in an ASC are reimbursed at the office-based reimbursement rates, approximately $3,562 in calendar year 2007, subject to geographic adjustment.

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

We expect to continue to invest in sales and marketing programs, the expansion of our Cooled ThermoTherapy mobile service and research and development and clinical trials as we focus on growing revenues and continuing to improve our therapy. In addition, we received FDA approval for our CoolWave control unit which we launched in July of 2006. Our future profitability will be dependent upon, among other factors, our success in achieving increased treatment volume and market adoption of the Cooled ThermoTherapy procedures in the physician’s office, including treatments delivered through our Cooled ThermoTherapy mobile service, our success in obtaining and maintaining necessary regulatory clearances, as well as the risk of FDA mandated recall of our products, our ability to manufacture at the volumes and quantities the market requires, the fact that our products may be subject to product recalls even after receiving FDA clearance or approval, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in physicians’ offices, hospitals, and ambulatory surgery centers and the amount of reimbursement provided.

Critical Accounting Policies:

In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy™ system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use and do not recognize any revenue on these control units until title has transferred. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from our mobile service is recognized upon treatment of the patient. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period and revenue subject to certain sales incentives is deferred based upon the contract provisions. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Should actual sales returns differ from our estimates, revisions to the sales return reserve would be required.

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

At June 30, 2007, we recorded a $213,000 write-down of our Prostatron control unit and Prostaprobe catheter inventory as a result of the implementation of an end-of-life plan for this product family.

Valuation of Identifiable Intangible Assets and Goodwill

At June 30, 2007, the carrying value of goodwill was $10.2 million. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value which are based on various valuation techniques including projected future cash flows and our market capitalization. The assumptions used in estimating fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

As of June 30, 2007, identifiable intangible assets consist of customer base, developed technologies, trademarks and patents of $200,000, $81,000, $21,000 and $9,200, respectively. We review identifiable intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which resulted in asset impairment charges related to our identifiable intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” of $6,004,000. These charges consisted of a $4,044,000 write-down of developed technologies, a $991,000 write-down of customer base, and a $969,000 write-down of trademarks. The remaining balances of the developed technologies and trademarks are being amortized using the straight-line method over the next 2.5 years, their estimated remaining useful lives. The remaining balance of the customer base is being amortized using the straight-line method over the next 7.25 years, its estimated remaining useful life.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. Based on management’s assessment of evidence, including the net loss in fiscal 2007, and in accordance with SFAS No. 109 “Accounting for Income Taxes,” we recorded $4.8 million of tax expense at June 30, 2007 to increase our valuation allowance (which had been reduced at the end of fiscal 2006) to fully reserve our deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2007, we carried a valuation allowance of $34.8 million against our remaining deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.

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

Results of Operations

Fiscal Years Ended June 30, 2007 and 2006

Net Sales

Net sales decreased to $21.3 million in fiscal 2007 from $25.9 million in fiscal 2006. The decrease in sales from fiscal 2006 is primarily due to reduced orders from our direct accounts, which includes both direct office and third party mobile accounts, as well as reduced average selling prices (ASP’s) for our disposable treatment catheters as a result of pricing pressures created by competition and reduced reimbursement rates. This decrease in sales from direct accounts was partially offset by an increase in sales of 86% from our mobile services that began operations in September 2005.

The introduction of our mobile services operations in September 2005 had a direct impact to our overall sales mix. During fiscal 2007, 65 percent of sales were derived from treatment catheters, compared to 82 percent in the prior fiscal year, while our mobile treatments comprised 33 percent of total sales in fiscal 2007 compared to15 percent in the prior year. The remaining 2 percent of our sales in fiscal 2007 were from sales of our control units and warranty service contracts.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for fiscal 2007 increased to $13.9 million from $9.0 million in fiscal 2006. The increase in cost of goods sold is primarily due to $4.2 million in asset impairment charges related to developed technologies and Prostatron fixed assets, as well as a $213,000 write-down of Prostatron inventory as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter.

Gross profit as a percentage of sales decreased to 35% in fiscal 2007 from 65% in the prior fiscal year. Gross profit margin rates decreased 21% as a result of the asset impairment charges and inventory write-down mentioned above, and the remaining decrease resulted from decreased sales and production volume of our treatment catheters, which provide a smaller base to absorb our fixed manufacturing overhead costs, an increase in the number of mobile unit treatments, which have lower overall margins, increases in overall material costs, as well as increased costs during the three month period ended September 30, 2006 related to the resolution of manufacturing issues identified in the fourth quarter of fiscal 2006. These manufacturing issues did not continue into the rest of fiscal 2007.

Selling, General & Administrative

Selling, general and administrative expenses in fiscal 2007 decreased to $11.1 million from $12.9 million in fiscal 2006. The decrease in selling, general and administrative expense is largely the result of a decrease in wages, benefits, commissions, and travel largely due to a decrease in our sales, the size of our sales force, and a decrease in advertising and promotional expense associated with the launch of the new CoolWave control unit. These expense reductions were partially offset by increased legal, audit and consulting fees when compared to the prior fiscal year, as well as $121,000 of severance expense as a result of a 7% headcount reduction in June 2007.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, remained relatively flat at $3.0 million in both fiscal 2007 and 2006. Research and development expenses for fiscal 2007 relate primarily to expenditures incurred in development of our next generation catheter, as compared with the prior year when expenditures related primarily to activities related to our next generation CoolWave control unit.

Amortization and Impairment of Identifiable Intangible Assets

Amortization and impairment of identifiable intangible assets increased to $2,244,000 in fiscal 2007 compared to amortization of $194,000 in fiscal 2006. The increase in amortization and impairment expense is the result of the implementation of an end-of-life plan at June 30, 2007 for the Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter. This decision resulted in asset impairment charges, in accordance with SFAS No. 144, of $991,000 related to the Prostatron customer base and $969,000 related to the Prostatron trademarks.

Net Interest Income

Net interest income for fiscal 2007 increased to $554,000 from $371,000 in the prior fiscal year. The increase is due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

We recorded $4.9 million of income tax expense for the fiscal year ended June 30, 2007, compared to an income tax benefit of $4.4 million in fiscal 2006. This increase is a result of our recording $4.8 million of tax expense at June 30, 2007 to increase our valuation allowance to fully reserve our deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. At the end of fiscal 2006, we had reduced our valuation allowance and recorded an income tax benefit of $4.6 million as we had determined that it was more likely than not that we will be able to realize a portion of our deferred tax assets in the future. At June 30, 2007, we increased our valuation allowance to fully reserve our deferred tax assets that would not reverse against deferred tax liabilities within the scheduled reversal period based on management’s assessment of evidence, including the net loss in fiscal 2007. In addition to the $4.8 million of tax expense to increase our valuation allowance, we also recorded $57,000 of income tax expense during the fiscal year related to state taxes. Our fiscal 2008 tax expense of $286,000, plus some minor amounts for state income taxes, is expected to be primarily non-cash and will represent the indefinite-lived deferred tax liability which can not be offset against definite-lived deferred tax assets resulting from the amortization of goodwill for tax purposes.

Fiscal Years Ended June 30, 2006 and 2005

Net Sales

Net sales increased slightly to $25.9 million in fiscal 2006 from $25.8 million in fiscal 2005. The modest sales growth from fiscal 2005 to fiscal 2006 is attributable to sales from our Cooled ThermoTherapy mobile service which was launched in September 2005. This increase was partially offset by a decrease in average per unit selling prices of single-use treatment catheters primarily due to increased competition for the office-based BPH treatment. Sales of our single-use treatment catheters and mobile treatments accounted for approximately 96% of our revenue for the fiscal year ended June 30, 2006 compared to approximately 95% of revenue in fiscal 2005.

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

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets increased to $194,000 in fiscal 2006 from $164,000 fiscal 2005. The increase in amortization expense is the result of the determination in the fourth quarter of fiscal 2006 to begin amortizing our previous indefinite-lived trademark on a straight-line basis over its estimated remaining life of 9.5 years at April 1, 2006. The decision to begin amortizing our trademark, which represents the Prostatron and TUMT trademarks acquired from EDAP on October 1, 2000, was due to the approval of the CoolWave control unit and our intent to focus marketing on this control unit and trademark, and due to the fact that we are not planning to manufacturing additional Prostatron control units.

Net Interest Income

Net interest income for fiscal 2006 increased to $371,000 from $147,000 in the prior fiscal year. The increase is due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

We recognized an income tax benefit of $4.4 million in fiscal 2006 compared to income tax expense of $424,000 in fiscal 2005. Historically we have carried a full valuation allowance against our deferred tax assets, the majority of which represent net operating loss tax carry forwards which we generated prior to achieving profitability. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal years 2004, 2005 and 2006, and estimates of future profitability and the overall prospects of our business, we determined that it was more likely than not that we would be able to realize a portion of our deferred tax assets in the future, and as a result recorded a $4.6 million income tax benefit in the fourth quarter of fiscal 2006. The deferred tax benefit of $4.6 million was partially offset by $221,000 of income tax expense related to federal alternative minimum taxes and state taxes on fiscal 2006 pre-tax income for financial statement purposes.

Liquidity and Capital Resources

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of June 30, 2007, we had total cash and cash equivalents of $12.3 million compared to cash and cash equivalents of $11.1 million as of June 30, 2006. The increase in cash and cash equivalents resulted primarily from cash provided by operating activities

Cash Provided by Operating Activities

During fiscal 2007, we generated $1.5 million of cash from operating activities compared to $1.2 million is fiscal 2006 primarily as a result of decreases in accounts receivable of $1.1 million due to improved collection efforts and reduced revenue during fiscal 2007. This increase in cash from operating activities was partially offset by our net loss of $13.2 million, adjusted for $6.0 million of long-lived asset impairments, a $4.8 million increase in our valuation allowance against our deferred tax assets, $2.3 million of depreciation and amortization and $1.1 million of stock-based compensation expense, as well as decreases in inventories of $213,000, which consists of a $416,000 increase in overall inventory offset by $629,000 of transfers of control units to fixed assets, and decreases in our accounts payable of $427,000. The increase in overall inventory is primarily the result of increased finished goods in anticipation of greater sales levels than were achieved in fiscal year 2007. This increase was offset by a portion of inventory transferred to property and equipment in support of our customer evaluation and long-term use programs and to support the expansion of our Cooled ThermoTherapy mobile service. The decrease in accounts payable is mainly due to the timing of receipts and payments of vendor goods and services.

Cash Used for Investing Activities

We used $312,000 for investing activities as a result of the purchase of property and equipment largely to support the growth of our mobile initiative and as a result of patent fees incurred.

Cash Provided by Financing Activities

During fiscal 2007 we generated $12,000 from financing activities as a result of proceeds from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of June 30, 2007, our property and equipment, net, included approximately $1.5 million of control units used in evaluation or long-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

Future contractual commitments, including interest, that will affect cash flows are as follows (in thousands):

	2008	2009	2010	2011
Building and equipment leases	272	11	10	3

We are currently in the process of negotiating a three-year renewal on our building lease.

We believe our $12.3 million in cash and cash equivalents at June 30, 2007, together with the funds generated from operations, will be sufficient to fund our working capital and capital resources needs for at least the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for us beginning on July 1, 2007. While we are still evaluating the impact the adoption of this pronouncement will have on our financial statements, we do not expect the adoption of FIN 48 to have a material impact on our financial statements given our historical losses.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 “The Fair Value Option for Financial Assets and Liabilities—including and amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions under SFAS No. 159 are effective for us beginning on July 1, 2008. We believe that the adoption of this pronouncement will not have a material effect on our financial statements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (the Company) as of June 30, 2007 and 2006, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

As disclosed in Notes 3 and 9 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on July 1, 2005, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of July 1, 2006.

/s/ KPMG LLP

Minneapolis, Minnesota

September 18, 2007

Urologix, Inc.

Balance Sheets

(In thousands, except per share data)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,250	$11,054
Accounts receivable, net of allowance of $224 and $238	4,071	5,234
Inventories	2,421	2,634
Deferred tax asset	—	992
Prepaids and other current assets	40	184

Total current assets	18,782	20,098

Property and equipment:
Property and equipment	12,306	11,562
Less accumulated depreciation	(9,973)	(8,665)

Property and equipment, net	2,333	2,897
Other assets	1,034	1,288
Goodwill	10,193	10,193
Identifiable intangible assets, net	311	7,090
Deferred tax asset, net	—	2,332

Total assets	$32,653	$43,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$948	$1,375
Accrued compensation	756	826
Deferred income	229	242
Other accrued expenses	782	729

Total current liabilities	2,715	3,172

Deferred tax liability	1,519	—
Deferred income	544	712
Other accrued expenses	—	34

Total liabilities	4,778	3,918

Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 25,000 shares authorized; 14,333 and 14,328 shares issued and outstanding	143	143
Additional paid-in capital	112,545	111,450
Accumulated deficit	(84,813)	(71,613)

Total shareholders’ equity	27,875	39,980

Total liabilities and shareholders’ equity	$32,653	$43,898

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Operations

(In thousands, except per share data)

	For the Years Ended June 30
	2007	2006	2005
SALES	$21,317	$25,885	$25,813
COST OF GOODS SOLD	13,893	8,995	7,810

Gross profit	7,424	16,890	18,003

COSTS AND EXPENSES
Selling, general and administrative	11,086	12,940	11,643
Research and development	3,026	2,987	3,073
Amortization and impairment of identifiable intangible assets	2,244	194	164

Total costs and expenses	16,356	16,121	14,880

OPERATING EARNINGS (LOSS)	(8,932)	769	3,123
INTEREST INCOME	554	371	147
INTEREST EXPENSE	—	—	(9)

EARNINGS (LOSS) BEFORE INCOME TAXES	(8,378)	1,140	3,261
INCOME TAX EXPENSE (BENEFIT)	4,859	(4,354)	424

NET EARNINGS (LOSS)	$(13,237)	$5,494	$2,837

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC	$(0.92)	$0.38	$0.20

NET EARNINGS (LOSS) PER COMMON SHARE—DILUTED	$(0.92)	$0.38	$0.19

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	14,332	14,319	14,279

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	14,332	14,369	14,759

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2004	14,194	$142	$109,653	$(79,944)	$9	$29,860
Change in unrealized gains (losses) on investments	—	—	—	—	(10)	(10)
Net earnings	—	—	—	2,837	—	2,837

Comprehensive income	—	—	—	—	—	2,827
Stock options exercised	114	1	451	—	—	452
Income tax benefit related to employee stock options	—	—	6	—	—	6

Balance, June 30, 2005	14,308	143	110,110	(77,107)	(1)	33,145

Change in unrealized gains (losses) on investments	—	—	—	—	1	1
Net earnings	—	—	—	5,494	—	5,494

Comprehensive income	—	—	—	—	—	5,495
Stock options exercised	20	—	69	—	—	69
Income tax benefit related to employee stock options	—	—	1	—	—	1
Stock-based compensation	—	—	1,270	—	—	1,270

Balance, June 30, 2006	14,328	143	111,450	(71,613)	—	39,980
Cumulative effect adjustment as a result of the adoption of SAB 108				37		37
Net loss	—	—	—	(13,237)	—	(13,237)

Comprehensive loss	—	—	—	—	—	(13,237)
Stock options exercised	5	—	12	—	—	12
Stock-based compensation	—	—	1,083	—	—	1,083

Balance, June 30, 2007	14,333	$143	$112,545	$(84,813)	$—	$27,875

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Cash Flows

(In thousands)

	For the Years Ended June 30
	2007	2006	2005
OPERATING ACTIVITIES
Net earnings (loss)	$(13,237)	$5,494	$2,837
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,260	2,014	1,881
Employee stock-based compensation expense	1,083	1,270	—
Impairment of long-lived assets	6,004	—	—
Provision for bad debts	58	19	63
Deferred income taxes	4,842	(4,476)	294
Loss on disposal of assets	20	1	—
Change in operating assets and liabilities:
Accounts receivable	1,105	(1,010)	(1,617)
Inventories	(416)	(1,705)	(502)
Prepaids and other assets	398	450	498
Accounts payable	(427)	(158)	584
Accrued expenses and deferred income	(194)	(732)	(1,119)

Net cash provided by operating activities	1,496	1,167	2,919

INVESTING ACTIVITIES
Purchase of property and equipment	(312)	(953)	(91)
Proceeds from sales or maturities of investments	—	172	2,281

Net cash (used for) provided by investing activities	(312)	(781)	2,190

FINANCING ACTIVITIES
Proceeds from issuance of common stock	12	69	452
Payments made on note payable	—	—	(104)

Net cash provided by financing activities	12	69	348

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,196	455	5,457
CASH AND CASH EQUIVALENTS
Beginning of year	11,054	10,599	5,142

End of year	$12,250	$11,054	$10,599

Supplemental cash-flow information
Cash paid during the period for interest	$—	$—	$16
Income taxes paid during the period	$112	$93	$130
Net value of inventory transferred to property and equipment	$629	$813	$904

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.

Notes to Financial Statements

1. Nature of Business

Description of Operating Activities

Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the Targis,® Prostatron® and CoolWave® names and our procedure kits under the CTC™, Targis and Prostaprobe™ names. We are also in the process of developing our next generation catheter, CoolMax™, in which we are planning to combine durability with increased patient comfort. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which will result in us exiting this product line over approximately the next 2.5 years. All systems utilize the Company’s Cooled ThermoTherapy technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic.

2. Significant Accounting Policies

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of 90 days or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy™ system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use and do not recognize any revenue on these control units until title has transferred. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from our mobile service is recognized upon treatment of the patient. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period and revenue subject to certain sales incentives is deferred based upon the contract provisions. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances.

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

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

conditions that may affect a customer’s ability to pay when determining the adequacy of the allowance. Accounts receivable are charged off after management determines they are uncollectible.

Bad debt and sales returns provisions and accounts receivable write-offs for the years ended June 30, 2007, 2006 and 2005 were as follows (in thousands):

Years Ended	Beginning Balance	Provisions	Write-offs	Ending Balance
June 30, 2007	$238	$8	$(22)	$224
June 30, 2006	167	74	(3)	238
June 30, 2005	299	36	(168)	167

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of (in thousands):

	June 30, 2007	June 30, 2006
Raw materials	$1,306	$1,511
Work-in-process	118	498
Finished goods	997	625

Total inventories	$2,421	$2,634

Goodwill and Identifiable Intangible Assets

At June 30, 2007, the carrying value of goodwill was $10.2 million. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value which are based on various valuation techniques including projected future cash flows and our market capitalization. There was no impairment of our goodwill at June 30, 2007.

As of June 30, 2007, identifiable intangible assets consist of customer base, developed technologies, trademarks and patents of $200,000, $81,000, $21,000 and $9,200, respectively. In accordance with SFAS No. 144, we review identifiable intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable. These events include continued losses or a projection of continued losses, a significant decrease in the market value of an asset, or a change in the expected use of an asset. When triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information to the carrying value of those assets. If impairment is identified for long-lived assets, discounted future cash flows are compared to the asset’s current carrying value. Impairment is recorded when the carrying value exceeds the discounted cash flows. See Note 4 for a description of asset impairment charges recorded in fiscal year 2007.

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

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

upon estimated useful lives of three to seven years for machinery, equipment, furniture and vehicles. Leasehold improvements are amortized over the shorter of the useful life of the assets or term of the lease.

Property and equipment, net consisted of the following at June 30, 2007 and 2006 (in thousands):

	June 30, 2007	June 30, 2006
Leasehold improvements, equipment, furniture and vehicles	$750	$855
Computer equipment	61	87
Control units	1,522	1,955

Total property and equipment, net	$2,333	$2,897

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

Warranty provisions and claims for the years ended June 30, 2007, 2006 and 2005 were as follows (in thousands):

Years Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance
June 30, 2007	$94	$100	$(89)	$105
June 30, 2006	$141	$92	$(139)	$94
June 30, 2005	$215	$62	$(136)	$141

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. Based on management’s assessment of evidence, including the net loss in fiscal 2007, and in accordance with SFAS No. 109 “Accounting for Income Taxes,” we recorded $4.8 million of tax expense at June 30, 2007 to increase our valuation allowance (which had been reduced at the end of fiscal 2006) to fully reserve our deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

demonstrates our ability to realize these assets. At June 30, 2007, we carried a valuation allowance of $34.8 million against our remaining deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.

Stock-Based Compensation

On July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment” using the modified prospective method. Under the modified prospective method, we recognize compensation expense on all stock option awards granted subsequent to July 1, 2005, as well as on any existing awards modified, repurchased or cancelled after July 1, 2005. In addition, compensation expense is recognized on the unvested portion of stock options granted prior to July 1, 2005. Expense is determined based on the fair values of the options at their date of grant. Historically we accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. See Note 3 for additional discussion.

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

	For the years ended June 30,
	2007	2006	2005
Weighted average common shares outstanding—basic	14,332	14,319	14,279
Dilutive effect of stock options	—	50	480

Weighted average common shares outstanding—diluted	14,332	14,369	14,759

The dilutive effect of stock options in the above table excludes 1.3 million, 1.1 million, and 0.4 million of options for which the exercise price was higher than the average market price for the years ended June 30, 2007, 2006 and 2005, respectively. In addition, dilutive potential common shares of a de minimus amount were excluded from diluted weighted average common shares outstanding for the year ended June 30, 2007 as they would be anti-dilutive due to our net loss for the year.

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

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for us beginning on July 1, 2007. While we are still evaluating the impact the adoption of this pronouncement will have on our financial statements, we do not expect the adoption of FIN 48 to have a material impact on our financial statements given our historical losses.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 “The Fair Value Option for Financial Assets and Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions under SFAS No. 159 are effective for us beginning on July 1, 2008. We believe that the adoption of this pronouncement will not have a material effect on our financial statements.

3. Stock Options

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of June 30, 2007, we had reserved 4,450,910 shares of common stock under this plan, and 2,447,546 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

In addition to the stock option plan described above, Fred B. Parks, the Company’s Chairman and Chief Executive Officer, received an option to purchase 225,000 shares in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 share grant vested over the period commencing on May 27, 2003 and ending on May 27, 2007, with 56,268 shares vesting on May 27, 2004, and 1/36th of the remaining 168,732 shares vesting on the 27th of each of the 36 months following May 27, 2004.

On July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. As a result, our fiscal 2007 and 2006 results of operations reflect compensation expense for new stock options granted and vested under our stock incentive plan, and the unvested portion of previous stock option grants which vested during the year. Amounts recognized in the financial statements related to stock-based compensation for the fiscal years ended June 30, 2007 and 2006 were as follows (in thousands, except per share amounts):

	2007	2006
Cost of goods sold	$140	$78
Selling, general and administrative	777	1,051
Research and development	166	141

Total cost of stock-based compensation	1,083	1,270
Tax benefit of options issued	—	—

Total stock-based compensation, net of tax	$1,083	$1,270

Prior to July 1, 2005, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123, the net earnings and net earnings per share would have been adjusted to the following pro-forma amounts for the fiscal year ended June 30, 2005 (in thousands, except for per share data):

2005
Net earnings, as reported	$2,837
Employee stock-based compensation included in net earnings	—
Total stock-based employee compensation expense determined under the fair value based method, net of tax	(2,387)

Pro forma net earnings	$450

Net earnings per share:
Basic—as reported	$0.20
Basic—pro forma	$0.03

Diluted—as reported	$0.19
Diluted—pro forma	$0.03

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30 2007, 2006 and 2005 using the Black-Scholes option-pricing model:

	2007	2006	2005
Volatility	69.4%	86.6%	88.4%
Risk-free interest rate	4.9%	4.1%	2.9%
Expected option life	3 years	4 years	4 years
Stock dividend yield	—	—	—

A summary of our options outstanding and exercisable at June 30, 2007 is as follows:

Range of Exercise Prices		Outstanding as of June 30, 2007	Remaining Contractual Life	Weighted-avg. Exercise Price	Exercisable as of June 30, 2007	Weighted-avg. Exercise Price
$	— - $ 2.43	15,000	9.36	$2.41	—	$—
	$2.44 - $ 4.86	912,805	6.87	$3.55	685,042	$3.68
	$4.87 - $ 7.29	104,757	6.61	$5.85	77,320	$5.98
	$7.30 - $ 9.72	13,250	4.57	$8.81	12,208	$8.87
	$9.73 - $12.15	12,500	3.5	$12.13	12,500	$12.13
	$12.16 - $14.58	49,095	4.4	$12.73	41,100	$12.83
	$14.59 - $17.01	10,000	4.4	$15.82	10,000	$15.82
	$17.02 - $19.44	3,727	3.7	$18.93	3,727	$18.93

		1,121,134	6.7	$4.47	841,897	$4.75

A summary of our option activity for the fiscal year ended June 30, 2007 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term
Outstanding at July 1, 2006	1,519,835	$5.90
Options granted	415,000	2.82
Options forfeited	(358,559)	4.68
Options expired	(449,587)	7.62
Options exercised	(5,555)	2.30

Outstanding at June 30, 2007	1,121,134	4.47	6.7
Exercisable at June 30, 2007	841,897	4.75	6.0

There is no aggregate intrinsic value for options outstanding or exercisable at June 30, 2007 as the price of our stock at June 30, 2007 was less than the exercise price of all options outstanding or exercisable.

The weighted average fair value of our options at their grant date was approximately $1.42, $3.16 and $6.56 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2007, 2006 and 2005 was $4,000, $15,000 and $572,000, respectively.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

A summary of the status of our nonvested options as of June 30, 2007 is as follows:

	Number of Options	Weighted-avg. Grant- Date Fair Value
Nonvested at July 1, 2006	519,780	$3.43
Options granted	415,000	1.42
Options forfeited	(358,559)	2.78
Options vested	(296,984)	2.89

Nonvested at June 30, 2007	279,237	1.98

As of June 30, 2007, there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation granted under our plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the fiscal years ended June 30, 2007, 2006 and 2005 was $0.9 million, $1.4 million and $1.6 million, respectively.

Employee Stock Purchase Plan

We established an Employee Stock Purchase Plan (the Plan) and reserved 100,000 common shares for issuance under the Plan. Under the terms of the Plan, employees may purchase common shares at prices ranging from 85% to 100% of the shares’ fair value, as determined by the Company’s board of directors. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 10% of the participant’s base pay, as defined. As of June 30, 2005, all 100,000 shares had been issued under the Plan since inception for gross proceeds of $434,672 and no shares remained available for issuance under the Plan in fiscal 2006 or fiscal 2007.

4. Identifiable Intangible Assets, Net

Balances of identifiable intangible assets, net, were as follows (in thousands):

	As of June 30, 2007				As of June 30, 2006
	Carrying Amount	Accumulated Amortization	Impairment	Net	Carrying Amount	Accumulated Amortization	Net
Developed technologies	$7,500	$3,375	$4,044	$81	$7,500	$2,875	$4,625
Customer base	2,300	1,109	991	200	2,300	945	1,355
Trademarks	1,140	150	969	21	1,140	30	1,110
Patents	9	—	—	9

Total identifiable intangible assets, net	$10,949	$4,634	$6,004	$311	$10,940	$3,850	$7,090

At June 30, 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which resulted in asset impairment charges related to developed technologies, customer base, and trademarks in accordance with SFAS No. 144. The patent intangible assets relate to fees incurred for patents that have not yet been issued. We will begin amortization of these patent costs once the patents have been issued. The impairment charge of $4,044,000 related to developed technologies is reflected in “Cost of Goods Sold,” while the charges related to the customer base and trademark of $991,000 and $969,000, respectively, are reflected in “Amortization and Impairment of Identifiable Intangible Assets” in the fiscal year 2007 Statement of Operations.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Future annual amortization expense for developed technologies, customer base and trademarks is expected to be approximately $68,000 for the next 2.5 years and then $28,000 for the customer base through September 2014, its estimated remaining useful life.

5. Other Accrued Expenses

Other accrued expenses were comprised of the following as of June 30 (in thousands):

	2007	2006
Accrued severance	$146	$—
Other	636	763

Total other accrued expenses	$782	$763

6. Income Taxes

The components of income tax expense (benefit) for each of the years in the three-year period ended June 30, 2007 consist of the following (in thousands):

	For the fiscal year ended June 30,
	2007			2006			2005
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$—	$4,158	$4,158	$48	$(3,836)	$(3,787)	$46	$206	$252
State	17	684	701	58	(624)	(567)	84	88	172

Total	$17	$4,842	$4,859	$106	$(4,460)	$(4,354)	$130	$294	$424

A reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit) is as follows:

	For the years ended June 30,
	2007	2006	2005
Federal statutory rate at 34 percent	$(2,849)	$388	$1,109
State taxes, net of federal tax expense (benefit) and state valuation allowance	11	38	114
Nondeductible expenses	49	(3)	62
Stock–based compensation	253	321	—
General business credits	(135)	—	39
Other	—	(24)	—
Change in valuation allowance	7,530	(5,074)	(900)

	$4,859	$(4,354)	$424

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

The components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2007	2006
Deferred Tax Assets:
Net operating loss carry forward	$31,055	$30,596
Property, plant and equipment	2	—
Charitable contribution carryforward	—	83
Amortization and impairment of definite-lived intangibles	2,038	—
Federal and state general business credits	837	568
AMT credit	91	91
Accrued expenses	595	522
Non-qualified stock-based compensation	245	119
Other	—	45

Gross deferred tax assets	34,863	32,024
Deferred Tax Liabilities:
Amortization of definite-lived intangibles	—	(410)
Amortization of indefinite-lived intangibles	(1,610)	(1,342)
Property, plant and equipment	—	(15)

Gross deferred tax liabilities	(1,610)	(1,767)

Net deferred tax assets before valuation allowance	33,253	30,257
Less: valuation allowance	(34,772)	(26,933)

Total net deferred tax (liability)/asset	$(1,519)	$3,324

As of June 30, 2007 and June 30, 2006, the valuation allowance was $34.8 million and $26.9 million, respectively. Of these amounts, $535,000 as of June 30, 2007 and $534,000 as of June 30, 2006 was attributable to increases in the net operating loss carry forwards resulting from the exercise of stock options. These amounts will be recorded as an increase to additional paid-in-capital if it is determined in the future that this portion of the valuation allowance is no longer required.

At June 30, 2007, the expiration dates and amounts of our net operating loss carryforwards and credits for federal income tax purposes are as follows:

Years expiring (in thousands)	Net Operating Loss	Credits
2008 - 2010	$5,758	$132
2011 - 2015	31,045	156
2016 - 2020	21,389	—
2021 - 2027	20,348	385

	$78,540	$673

We also have a credit for alternative minimum tax of approximately $91,000 that has no expiration date.

7. Deferred Income

Deferred income as of June 30 consisted of the following (in thousands):

	2007	2006
Deferred royalty income	$708	$892
Other deferred income	65	62

Total deferred income	$773	$954

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Deferred royalty income consists of a prepaid non-exclusive license previously granted to a third party for the use of certain of our technologies. Deferred royalty income is recognized as the greater of amounts due based on actual sales or amortization of the license fee over the remaining license period of five years.

Other deferred income consists of warranty service contracts and rebates. Deferred revenue for prepayments made to us on warranty service contracts is recognized over the contract period ranging from 12 to 24 months.

8. Commitments and Contingencies

401(k) Plan

The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to IRS allowed limits. Company matching contributions are discretionary, and none have been made to date.

Leases

The Company leases its facility and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2008. We are currently in the process of negotiating a three-year renewal on our current building lease. Rent expense related to operating leases was approximately $342,000, $330,000, and $328,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Future minimum annual lease commitments under noncancelable operating leases with initial terms of one year or more are $272,000 in fiscal 2008, $11,000 in fiscal 2009, $10,000 in fiscal 2010, and $2,500 in fiscal 2011. The future minimum lease payments under noncancelable operating leases have not been reduced by sublease rentals under a noncancelable sublease. As of June 30, 2007, future minimum rentals to be received under a noncancelable sublease were approximately $77,000.

Contingencies

We have been and are involved in various claims, investigations, legal proceedings and other matters that arise in the normal course of our business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. The ultimate liabilities, if any, cannot be determined at this time. However, based upon currently available information, we believe that the ultimate resolution of these matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

9. Cumulative Effect Adjustment Upon Adoption of SAB 108

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. Registrants are permitted to initially apply the provisions of SAB 108 by either restating prior financial statements or by recording the cumulative effect as an adjustment to the carrying value of assets and liabilities as of the beginning of the fiscal year of adoption with an offsetting adjustment to the opening balance of retained earnings. We applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended June 30, 2007. The application of SAB 108 resulted in an increase in deferred income of approximately $60,000, a decrease in accrued professional fees of $97,000 and a corresponding net decrease in accumulated deficit as of July 1, 2006 of $37,000.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Prior to the adoption of SAB 108, we quantified misstatements using the income statement approach. We do not believe that any of the errors included in the table below are material under the income statement approach. However, using the balance sheet approach upon the adoption of SAB 108, we have determined that the quantitative errors aggregating approximately $37,000 that existed as of June 30, 2006 are individually material to the fiscal 2006 financial statements. As permitted, when first applying the guidance in SAB 108, prior periods were not restated. The cumulative effect of the initial application of SAB 108 for quantification and correction of the errors is included in the accumulated deficit as of July 1, 2006 in the accompanying balance sheet.

Our SAB 108 adjustment relates to a customer arrangement whereby certain revenues of $60,000 that were recorded in fiscal 2006 and 2005 should have been deferred, and the method used to accrue a professional fee which resulted in overstated accrued expenses of $97,000 as of June 30, 2006. In January 2005, we entered into an agreement with a customer in which they were entitled to a partial rebate. Prior to the adoption of SAB 108, we were not properly deferring revenue at the time of sale, but rather we reduced revenue when the rebate requests were received. Additionally, prior to the adoption of SAB108, we had been recording expense for a professional fee ratably throughout the fiscal year. However, this fee should have been recorded as expense as the fee was incurred. Based on our approach for assessing misstatements prior to the adoption of SAB 108, we had previously concluded that these amounts were immaterial under the income statement approach.

The following table illustrates the effect of the cumulative effect adjustment recorded as of July 1, 2006 ($ in thousands):

	Deferred income	Other accrued expenses	Accumulated deficit
Balance as of June 30, 2006, as reported	$242	$729	$(71,613)
Cumulative effect adjustment for adoption of SAB 108	60	(97)	37

Balance as of July 1, 2006, as adjusted	$302	$632	$(71,576)

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

	2007	2006	2005
United States	$21,091	$25,609	$25,578
Europe	57	94	124
Asia	137	94	103
Canada	25	56	6
Other	7	32	2

Total	$21,317	$25,885	$25,813

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls.

The Company’s Chief Executive Officer, Fred B. Parks, and Chief Financial Officer, Elissa J. Lindsoe have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their review, they have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item is contained in the following sections of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference: Election of Directors, Information Regarding Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance, and Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is contained in the following sections of the Company’s 2007 Proxy Statement and is incorporated herein by reference: Executive Compensation, Compensation of Directors, Employment and Change in Control Agreements, and Compensation Committee Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item with respect to Item 403 of Regulation S-K is contained in the following sections of the Company’s 2007 Proxy Statement and is incorporated herein by reference: Security Ownership of Principal Shareholders and Management. The information required under this item with respect to Item 201(d) of Regulation S-K is contained in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item is contained in the following sections of the Company’s 2007 Proxy Statement and is incorporated herein by reference: Policy Regarding Transactions with Related Persons and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the following sections of the Company’s 2007 Proxy Statement and is incorporated herein by reference: Independent Registered Public Accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) Documents filed as part of this report.

(1) Financial Statements.

The financial statements of the Company are set forth at Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2) Financial Statement Schedules for years ended June 30, 2007, 2006 and 2005.

None.

(b) Exhibits.

Exhibit Number	Document	Incorporated by Reference To:
3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of Urologix, Inc., as amended on December 5, 2006.	Exhibit 3.2 of the Company’s Form 8-K dated December 5, 2006.

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed January 16, 1997.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan	Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-124939).

10.2	Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995	Exhibit 10.5 of the Company’s 1996 Registration Statement.

10.3	* Form of Change In Control Agreement between the Company and Certain of its Executive Officers dated as of July 19, 2004.	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

10.4	* Severance and Change In Control Letter Agreement between Urologix, Inc. and Kirsten Doerfert dated as of August 23, 2007.	Exhibit 10.1 to the Company’s Form 8-K dated August 22, 2007.

10.5	* Letter between Urologix, Inc. and Fred B. Parks dated as of May 29, 2003.	Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6	* Letter between Urologix, Inc. and Fred B. Parks dated as of July 19, 2004.	Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

10.7	* Stock Option Agreement with grant date of May 27, 2003 between the Company and Fred B. Parks.	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

10.8	Amendment of Lease Agreement dated October 4, 2002 between Parkers Lake I Realty Corp. and the Company.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

23.1	Consent of KPMG LLP	Attached hereto.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

31.2	Certification of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. §1350.	Attached hereto.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2007	UROLOGIX, INC.

	By:	/s/ FRED B. PARKS
Fred B. Parks, Chief Executive Officer
(principal executive officer)

Each person whose signature appears below hereby constitutes and appoints Fred B. Parks and Elissa J. Lindsoe, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on September 19, 2007.

Signature	Title

/s/ FRED B. PARKS Fred B. Parks	Director and Chief Executive Officer (principal executive officer)

/s/ ELISSA J. LINDSOE Elissa J. Lindsoe	Chief Financial Officer (principal financial officer)

/s/ JERRY C. CIRINO Jerry C. Cirino	Director

/s/ SIDNEY W. EMERY, JR. Sidney W. Emery, Jr.	Director

/s/ DANIEL J. STARKS Daniel J. Starks	Director

/s/ GUY C. JACKSON Guy C. Jackson	Director