Form 10-Q
period 2007-09-30
UROLOGIX INC
filed 2007-11-08
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2007, the Company had outstanding 14,333,350 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	September 30, 2007	June 30, 2007
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$11,980	$12,250
Accounts receivable, net of allowances of $309 and $224, respectively	3,656	4,071
Inventories	2,296	2,421
Prepaids and other current assets	355	40

Total current assets	18,287	18,782

Property and equipment:
Machinery, equipment and furniture	12,498	12,306
Less accumulated depreciation	(10,235)	(9,973)

Property and equipment, net	2,263	2,333
Other assets	908	1,034
Goodwill	10,193	10,193
Other intangible assets, net	294	311

Total assets	$31,945	$32,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$752	$948
Accrued compensation	625	756
Deferred income	223	229
Other accrued expenses	556	782

Total current liabilities	2,156	2,715
Deferred tax liability	1,593	1,519
Deferred income	493	544

Total liabilities	4,242	4,778

COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,333 and 14,333 shares issued and outstanding	143	143
Additional paid-in capital	112,770	112,545
Accumulated deficit	(85,210)	(84,813)

Total shareholders’ equity	27,703	27,875

Total liabilities and shareholders’ equity	$31,945	$32,653

(*)	The Balance Sheet at June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Sales	$4,351	$5,415
Cost of goods sold	1,629	2,410

Gross profit	2,722	3,005

Operating expenses:
Selling, general and administrative	2,501	2,973
Research and development	678	616
Amortization of intangible assets	9	71

Total operating expenses	3,188	3,660

Operating loss	(466)	(655)
Interest income	143	129

Net loss before taxes	$(323)	$(526)
Provision for income taxes	74	—

Net loss	$(397)	$(526)

Net loss per common share—basic	$(0.03)	$(0.04)

Net loss per common share—diluted	$(0.03)	$(0.04)

Weighted average number of shares used in basic per share calculations	14,333	14,330

Weighted average number of shares used in diluted per share calculations	14,333	14,330

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Operating Activities:
Net loss	$(397)	$(526)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	278	514
Provision for bad debts	7	47
Employee stock-based compensation expense	225	353
Deferred income taxes	74	—
Change in operating items:
Accounts receivable	408	994
Inventories	(4)	(397)
Prepaids and other assets	(189)	(70)
Accounts payable	(196)	(424)
Accrued expenses and deferred income	(414)	(514)

Net cash used for operating activities	(208)	(23)

Investing Activities:
Purchase of property and equipment	(62)	(219)

Net cash used for investing activities	(62)	(219)

Financing Activities:
Proceeds from exercise of stock options	—	8

Net cash provided by financing activities	—	8

Net decrease in cash and cash equivalents	(270)	(234)
Cash and cash equivalents:
Beginning of period	12,250	11,054

End of period	11,980	10,820

Supplemental cash-flow information
Net amount of inventory transferred to property and equipment	$129	$137

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2007

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we “) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2007 and the statements of operations and cash flows for the three months ended September 30, 2007 and 2006 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in Urologix’ Annual Report on Form 10-K for the year ended June 30, 2007.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2.	Significant Accounting Policies

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy™ system control units when title passes to the customer which is upon delivery. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use and do not recognize any revenue on these control units until title has transferred. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from our mobile service is recognized upon treatment of the patient. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period and revenue subject to certain sales incentives is deferred based upon the contract provisions. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Sales and use taxes are reported on a net basis, excluding them from revenue.

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

September 30, 2007

(Unaudited)

4.	Stock-Based Compensation

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of September 30, 2007, we had reserved 4,450,910 shares of common stock under this plan, and 2,228,213 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

In addition to the stock option plan described above, the Company’s Chairman and Chief Executive Officer, received an option to purchase 225,000 shares in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 share grant vested over the period commencing on May 27, 2003 and ending on May 27, 2007.

On July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. As a result, as of September 30, 2007 and 2006, our results of operations reflect compensation expense recognized over the requisite service period for new stock options granted since July 1, 2005, and the unvested portion of stock option grants made prior to July 1, 2005 which vested during the quarter. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands, except per share amounts):

	Three months ended September 30,
	2007	2006
Cost of goods sold	$32	$36
Selling, general and administrative	167	266
Research and development	26	51

Total cost of stock-based compensation	225	353
Tax benefit of options issued	—	—

Total stock-based compensation, net of tax	$225	$353

Impact on net loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2007

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended September 30, 2007 and 2006 using the Black-Scholes option-pricing model:

	2007	2006
Volatility	62.7%	70.6%
Risk-free interest rates	4.7%	5.0%
Expected option life	3.1years	3.2 years
Stock dividend yield	—	—

As of September 30, 2007, there was $1.2 million of total unrecognized compensation cost related to unvested share-based compensation expense granted under our plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

5.	Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive, were 14,333 and 14,330, respectively, at September 30, 2007 and 2006.

The dilutive effect of stock options excludes 1,271,000 and 1,023,000, respectively, of options for which the exercise price was higher than the average market price for the three month periods ended September 30, 2007 and 2006. Dilutive potential common shares of 4,709 were excluded from diluted earnings per share as they would be anti-dilutive due to our net loss during the three months ended September 30, 2006. There were no dilutive potential common shares for the three months ended September 30, 2007.

6.	Inventories

Inventories consisted of the following as of September 30, 2007 and June 30, 2007 (in thousands):

	September 30, 2007	June 30, 2007
Raw materials	$1,192	$1,306
Work in process	179	118
Finished goods	925	997

Total inventories	$2,296	$2,421

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2007

(Unaudited)

7.	Other Intangible Assets, Net

Balances of identifiable intangible assets, net, were as follows (in thousands):

	As of September 30, 2007			As of June 30, 2007
					Accumulated Amortization
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Other	Impairment	Net
Developed technologies	$7,500	$7,427	$73	$7,500	$3,375	$4,044	$81
Customer base	2,300	2,107	193	2,300	1,109	991	200
Trademarks	1,140	1,121	19	1,140	150	969	21
Patents	9	—	9	9	—	—	9

Total identifiable intangible assets, net	$10,949	$10,655	$294	$10,949	$4,634	$6,004	$311

At June 30, 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which resulted in asset impairment charges related to developed technologies, customer base, and trademarks in accordance with SFAS No. 144. In addition, the remaining estimated useful life of the developed technologies and trademarks were reduced from 8.25 years to 2.5 years at June 30, 2007. The estimated remaining useful life of the customer base remained unchanged at 7.25 years. The patent intangible assets relate to fees incurred for patents that have not yet been issued. We will begin amortization of these patent costs once the patents have been issued.

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

Warranty provisions and claims for the three month periods ended September 30, 2007 and 2006 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1	Warranty Provisions (Reductions)	Warranty Claims	Ending Balance at September 30
2008	$105	$(44)	$(16)	$45
2007	$94	$97	$(79)	$112

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2007

(Unaudited)

9.	Legal Proceedings

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

10.	Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.” FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Specifically under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective July 1, 2007 as required. The adoption of FIN 48 had no impact on our financial statements.

As of July 1, 2007, we had approximately $35,000 of unrecognized tax benefits which would favorably impact the effective income tax rate in any future period, if recognized. Included in the amount of unrecognized benefits was accrued interest and penalties of approximately $15,000. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We do not believe that the amount of unrecognized tax benefit will change significantly within the next twelve months.

We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1993. Income tax examinations we may be subject to for the various state taxing authorities vary by jurisdiction.

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

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us beginning on July 1, 2008. We do not expect the adoption of this statement to have any impact on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: the impact of competitive treatments, products and pricing; our ability to develop and market new products, including the Urologix-owned Cooled ThermoTherapy mobile service and the CoolWave™ control unit and our ability to generate revenue from new products; our dependence upon third-party reimbursement for our products and reimbursement rates for Cooled ThermoTherapy™; our dependence on Cooled ThermoTherapy for all of our revenues; approval by the FDA of our products, including the introduction of our next generation catheter, CoolMax™, and compliance with FDA requirements for the manufacture, labeling, marketing and sale of our products; the rate of adoption by the medical community of Cooled ThermoTherapy products and the effectiveness of our sales organization and marketing efforts to the medical and patient community; our limited experience in manufacturing some of our products and our dependence upon third-party suppliers to produce and supply products; our ability to successfully defend our intellectual property against infringement and the expense associated with that effort; product liability claims inherent in the testing, production, marketing and sale of medical devices; and product recalls which could harm our reputation and business. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three month periods ended September 30, 2007 and 2006. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2007.

OVERVIEW

Urologix, Inc., based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders.

We have developed technology for the treatment of BPH, a disease that affects more than 23 million men worldwide. We market our control units under the Targis,® Prostatron® and CoolWave® names and our procedure kits under the CTC™, Targis and Prostaprobe™ names. We are also in the process of developing our next generation catheters, CoolMax™ and CTC Advance™, in which we are planning to combine durability with increased patient comfort, as well as make the catheters easier to insert. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which will result in us exiting this product line over approximately the next 2.25 years. All systems utilize the Company’s Cooled ThermoTherapy technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

We expect to continue to invest in research and development and clinical trials, sales and marketing programs and the expansion of our Cooled ThermoTherapy mobile service as we focus on growing revenues and continuing to improve our therapy. Our future profitability will be dependent upon, among other factors, our success in achieving increased treatment volume and market adoption of the Cooled ThermoTherapy procedures in the physician’s office, including treatments delivered through our Cooled ThermoTherapy mobile service, our success in obtaining and maintaining necessary regulatory clearances, as well as the risk of FDA mandated recall of our products, our ability to manufacture at the volumes and quantities the market requires, the fact that our products may be subject to product recalls even after receiving FDA clearance or approval, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in physicians’ offices, hospitals, and ambulatory surgery centers and the amount of reimbursement provided.

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2007. At September 30, 2007, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, product warranty, inventories, valuation of goodwill, income taxes, and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three month period ended September 30, 2007 were $4.4 million compared to $5.4 million during the same period of the prior fiscal year. The $1.0 million or 20 percent decrease in revenue in the three month period ended September 30, 2007 is primarily attributable to reduced orders from our direct office accounts, as well as the fact that our third party mobile accounts, which have lower overall average selling prices (ASPs) accounted for a greater proportion of our sales mix when compared to the prior year quarter.

During the first quarter of fiscal 2008, 60 percent of sales were derived from treatment catheters, compared to 67 percent in the prior fiscal year, while our mobile treatments comprised 40 percent of total sales compared to 31 percent in the prior year.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three month period ended September 30, 2007 decreased by $781,000 or 32 percent to $1.6 million from $2.4 million during the three month period ended September 30, 2006. The decrease in costs of goods sold is a result of lower sales as well as $161,000 less amortization and depreciation expense in fiscal 2007 compared to fiscal 2006 due to the impairment of our Prostatron long-lived assets in the fourth quarter of fiscal 2007, and reduced period costs, including a $60,000 reduction in our warranty expense.

Gross profit as a percentage of sales for the three month period ended September 30, 2007 increased to 63 percent from 55 percent in the three month period ended September 30, 2006. Four percent of this increase is a result of a $161,000 reduction in amortization and depreciation expense related to the fourth quarter of fiscal 2007 impairment of our Prostatron long-lived assets mentioned above. The remaining increase is a result of improved manufacturing efficiencies and reduced period costs, including the $60,000 reduction in our warranty expense.

Selling, General & Administrative

Selling, general and administrative expenses decreased $472,000 or 16 percent to $2.5 million for the three month period ended September 30, 2007 from $3.0 million in the same period of fiscal year 2007. The decrease in expense is primarily the result of a $243,000 decrease in selling wages, benefits and travel due to a decrease in the sales force, as well as a decrease in stock option expense of $98,000, commissions of $33,000 and insurance premiums of $29,000. This decrease was partially offset by an increase in consulting and professional fees of $56,000 when compared to the prior year period.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased $62,000 or 10 percent to $678,000 from $616,000 for the three month periods ended September 30, 2007 and 2006, respectively. The increase in expenses resulted primarily from increased product testing and project materials related to our next generation catheter offerings, CTC Advance and CoolMax.

Amortization of Intangible Assets

Amortization of intangible assets was $9,000 and $71,000 for the three month periods ended September 30, 2007 and 2006, respectively. This decrease is the result of the impairment of our trademark and customer base intangible assets during the fourth quarter of fiscal 2007 as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters.

Net Interest Income

Net interest income for the three month period ended September 30, 2007 increased to $143,000 from $129,000 in the same period of the prior fiscal year due primarily to the combination of higher cash and cash equivalent balances and higher interest rates.

Provision for Income Taxes

Income tax expense increased to $74,000 for the three month period ended September 30, 2007 from zero in the prior year period. Our tax expense in the current year period primarily represents the indefinite-lived deferred tax liability which can not be offset against definite-lived deferred tax assets resulting from the amortization of goodwill for tax purposes. We did not have any tax expense in the three month period ended September 30, 2006 as we believed our existing net deferred tax asset represented the maximum benefit that we would realize from our net operating loss carryforwards. At June 30, 2007 we increased our valuation allowance to fully reserve our deferred tax assets that would not reverse against deferred tax liabilities within the scheduled reversal period based on management’s assessment of all available evidence, including the net loss in fiscal 2007. At September 30, 2007, we carried a valuation allowance of $33.4 million against our remaining deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our tax expense will continue to be primarily non-cash.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings. As of September 30, 2007, we had total cash and cash equivalents of $12.0 million compared to $12.3 million as of June 30, 2007. Working capital was unchanged at $16.1 million at both September 30, 2007 and June 30, 2007.

During the three months ended September 30, 2007, we used $208,000 of cash from operating activities primarily as a result of decreases in our accrued expenses and deferred income of $414,000, our net loss of $397,000, decreases in our accounts payable of $196,000 and increases in prepaids and other assets of $189,000. The decrease in accrued expenses and deferred income resulted primarily from the payment of accrued severance and legal fees during the first quarter, as well as a reduction in our warranty accrual. The decrease in accounts payable is due to the decrease in operating expenses as well as the timing of purchases versus payments, and the increase in prepaids and other assets is mainly due to the payment of fiscal 2008 insurance renewals. These decreases in accrued expenses and deferred income and accounts payable and increases in prepaids and other assets were partially offset by decreases in accounts receivable of $408,000, and non-cash activities of depreciation and amortization of $278,000 and stock-based compensation expense of $225,000.

During the first three months of fiscal 2007, we used $62,000 of cash from investing activities resulting from the purchase of $62,000 of property and equipment to support our manufacturing operations.

During the three months ended September 30, 2007, we had no financing related activity.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as to grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of September 30, 2007, our property and equipment, net, included approximately $1.5 million of control units used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

We believe our $12.0 million in cash and cash equivalents at September 30, 2007 will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.” FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Specifically under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective July 1, 2007 as required. The adoption of FIN 48 had no impact on our financial statements.

As of July 1, 2007, we had approximately $35,000 of unrecognized tax benefits which would favorably impact the effective income tax rate in any future period, if recognized. Included in the amount of unrecognized benefits was accrued interest and penalties of approximately $15,000. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We do not believe that the amount of unrecognized tax benefit will change significantly within the next twelve months.

We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1993. Income tax examinations we may be subject to for the various state taxing authorities vary by jurisdiction.

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

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us beginning on July 1, 2008. We do not expect the adoption of this statement to have any impact on our financial statements.

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

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

Date November 8, 2007