Form 10-Q
period 2007-12-31
UROLOGIX INC
filed 2008-02-08
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of February 1, 2008, the Company had outstanding 14,333,350 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2007	June 30, 2007
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$12,117	$12,250
Accounts receivable, net of allowances of $112 and $224, respectively	2,709	4,071
Inventories	2,127	2,421
Prepaids and other current assets	256	40

Total current assets	17,209	18,782

Property and equipment:
Machinery, equipment and furniture	12,523	12,306
Less accumulated depreciation	(10,416)	(9,973)

Property and equipment, net	2,107	2,333
Other assets	852	1,034
Goodwill	—	10,193
Other intangible assets, net	172	311

Total assets	$20,340	$32,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$709	$948
Accrued compensation	657	756
Deferred income	220	229
Other accrued expenses	509	782

Total current liabilities	2,095	2,715
Deferred tax liability	—	1,519
Deferred income	448	544

Total liabilities	2,543	4,778

COMMITMENTS AND CONTINGENCIES (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,333 and 14,333 shares issued and outstanding	143	143
Additional paid-in capital	112,981	112,545
Accumulated deficit	(95,327)	(84,813)

Total shareholders’ equity	17,797	27,875

Total liabilities and shareholders’ equity	$20,340	$32,653

(*)	The Balance Sheet at June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Sales	$3,802	$6,011	$8,153	$11,426
Cost of goods sold	1,928	2,445	3,557	4,856

Gross profit	1,874	3,566	4,596	6,570

Costs and expenses:
Selling, general and administrative	2,612	2,792	5,112	5,764
Research and development	835	639	1,514	1,255
Amortization and impairment of identifiable intangible assets	50	71	59	142
Impairment of goodwill	10,193	—	10,193	—

Total costs and expenses	13,690	3,502	16,878	7,161

Operating earnings (loss)	(11,816)	64	(12,282)	(591)
Interest income, net	124	140	267	269

Earnings (loss) before taxes	(11,692)	204	(12,015)	(322)
Provision for income tax expense (benefit)	(1,575)	57	(1,501)	57

Net earnings (loss)	$(10,117)	$147	$(10,514)	$(379)

Net earnings (loss) per common share - basic	$(0.71)	$0.01	$(0.73)	$(0.03)

Net earnings (loss) per common share - diluted	$(0.71)	$0.01	$(0.73)	$(0.03)

Weighted average number of shares used in basic per share calculations	14,333	14,333	14,333	14,332

Weighted average number of shares used in diluted per share calculations	14,333	14,335	14,333	14,332

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2007	2006
Operating Activities:
Net (loss)	$(10,514)	$(379)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	583	991
Impairment of long-lived assets and goodwill	10,299	—
Provision for bad debts	42	27
Employee stock-based compensation expense	436	596
Deferred income taxes	(1,519)	49
Change in operating items:
Accounts receivable	1,320	980
Inventories	55	(402)
Prepaids and other assets	(34)	36
Accounts payable	(239)	(342)
Accrued expenses and deferred income	(477)	(330)

Net cash provided by (used in) operating activities	(48)	1,226

Investing Activities:
Purchase of property and equipment	(85)	(246)

Net cash used for investing activities	(85)	(246)

Financing Activities:
Proceeds from exercise of stock options	—	13

Net cash provided by financing activities	—	13

Net increase (decrease) in cash and cash equivalents	(133)	993
Cash and cash equivalents:
Beginning of period	12,250	11,054

End of period	$12,117	$12,047

Supplemental cash-flow information
Net carrying amount of inventory transferred to property and equipment	$239	$194

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2007

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2007 and the statements of operations and cash flows for the three and six month periods ended December 31, 2007 and 2006 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2007.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2.	Significant Accounting Policies

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy™ system control units when title passes to the customer, which is upon delivery. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and longer-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use and do not recognize any revenue on these control units until title has transferred. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from our mobile service is recognized upon treatment of the patient. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period and revenue subject to certain sales incentives is deferred based upon the contract provisions. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Sales and use taxes are reported on a net basis, excluding them from revenue.

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

December 31, 2007

(Unaudited)

4.	Stock-Based Compensation

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of December 31, 2007, we had reserved 4,450,910 shares of common stock under this plan, and 2,213,806 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

In addition to the stock option plan described above, the Company’s Chairman and Chief Executive Officer received an option to purchase 225,000 shares in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 share grant was fully vested on May 27, 2007.

On July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” using the modified prospective method. As a result, our results of operations for the three and six month periods ended December 31, 2007 and 2006 reflect compensation expense recognized over the requisite service period for new stock options granted since July 1, 2005, and the unvested portion of stock option grants made prior to July 1, 2005 which vested during those periods. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Cost of goods sold	$27	$28	$59	$65
Selling, general and administrative	160	178	327	443
Research and development	24	37	50	88

Total cost of stock-based compensation	$211	$243	$436	$596
Tax benefit of options issued	—	—	—	—

Total stock-based compensation, net of tax	$211	$243	$436	$596

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2007

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-month periods ended December 31, 2007 and 2006 using the Black-Scholes option-pricing model:

	2007	2006
Volatility	61.5%	70.2%
Risk-free interest rate	4.6%	4.9%
Expected option life	3.1 years	3.2 years
Stock dividend yield	—	—

As of December 31, 2007, there was $987,000 of total unrecognized compensation cost related to unvested share-based compensation expense granted under our stock option plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

5.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares that result from stock options. The numbers of shares used in earnings (loss) per share computations are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Weighted average common shares outstanding - basic	14,333	14,333	14,333	14,332
Dilutive effect of stock options	—	2	—	—

Weighted average common shares outstanding - diluted	14,333	14,335	14,333	14,332

The dilutive effect of stock options in the above table excludes approximately 1,349,557 and 1,506,087, respectively, for the three month periods ended December 31, 2007 and 2006, and 1,307,303 and 1,512,824, respectively, for the six month periods ended December 31, 2007 and 2006 of options for which the exercise price was higher than the average market price. In addition, zero and 571 of potentially dilutive stock options where the exercise price was lower than the average market price, were excluded from diluted weighted average common shares outstanding for the three and six month periods ended December 31, 2007, respectively, as they would be anti-dilutive due to our net loss for such periods.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2007

(Unaudited)

6.	Inventories

Inventories consisted of the following as of (in thousands):

	December 31, 2007	June 30, 2007
Raw materials	$1,037	$1,306
Work in process	226	118
Finished goods	864	997

Total inventories	$2,127	$2,421

7.	Other Intangible Assets, Net

Balances of identifiable intangible assets, net, were as follows (in thousands):

	As of December 31, 2007
	Carrying Amount	Accumulated Amortization		Net
		Other	Impairment
Developed technologies	$7,500	$3,391	$4,109	$—
Customer base	2,300	1,123	1,015	162
Trademarks	1,140	154	986	—
Patents	10	—	—	10

Total identifiable intangible assets, net	$10,950	$4,668	$6,110	$172

	As of June 30, 2007
	Carrying Amount	Accumulated Amortization		Net
		Other	Impairment
Developed technologies	$7,500	$3,375	$4,044	$81
Customer base	2,300	1,109	991	200
Trademarks	1,140	150	969	21
Patents	9	—	—	9

Total identifiable intangible assets, net	$10,949	$4,634	$6,004	$311

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2007

(Unaudited)

At June 30, 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which resulted in asset impairment charges of $6,004,000 related to developed technologies, customer base, and trademarks in accordance with SFAS No. 144. In addition, the remaining estimated useful life of the developed technologies and trademarks were reduced from 8.25 years to 2.5 years at June 30, 2007. The estimated remaining useful life of the customer base remained unchanged at 7.25 years. The patent intangible assets relate to fees incurred for patents that have not yet been issued. We will begin amortization of these patent costs once the patents have been issued. At December 31, 2007, we took additional impairment charges of $106,000 related to the Prostatron control units and Prostaprobe catheters as a result of declining sales projections for this product line. As a result, our developed technologies and trademark assets have been completely written off.

8.	Goodwill Impairment and Reversal of Related Deferred Tax Liability

As of December 31, 2007 we recorded a $10.2 million charge to fully impair our goodwill. SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our annual test of goodwill for impairment in May 2007 and then updated for our year-end in June 2007 and found no impairment due to the conditions at that time. However, due to our decline in stock price, coupled with recent negative operating results and further impairments of our other long-lived assets in our quarter ended December 31, 2007, we again tested the goodwill for impairment as of December 31, 2007. Based on this impairment test, we concluded that goodwill was fully impaired as of December 31, 2007.

In addition, as a result of the impairment of the goodwill, we also recorded an income tax benefit as of December 31, 2007 of $1.6 million due to the reversal of the deferred tax liability balance related to goodwill which is no longer necessary after the goodwill impairment.

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

Warranty provisions and claims for the six month periods ended December 31, 2007 and 2006 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1,	Warranty Provisions (Reductions)	Warranty Claims	Ending Balance at December 31,
2008	$105	$(31)	$(28)	$46

2007	$94	$145	$(126)	$113

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2007

(Unaudited)

10.	Commitments and Contingencies

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

11.	Recently Issued Accounting Pronouncements

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: the impact of competitive treatments, products and pricing; our ability to develop and market new products, including the Urologix-owned Cooled ThermoTherapy™ mobile service and the CoolWave™ control unit and our ability to generate revenue from new products; our dependence upon third-party reimbursement for our products and reimbursement rates for Cooled ThermoTherapy; our dependence on Cooled ThermoTherapy for all of our revenues; approval by the FDA of our products, including the introduction of our next generation catheter, CoolMax™, and compliance with FDA requirements for the manufacture, labeling, marketing and sale of our products; the rate of adoption by the medical community of Cooled ThermoTherapy products and the effectiveness of our sales organization and marketing efforts to the medical and patient community; our limited experience in manufacturing some of our products and our dependence upon third-party suppliers to produce and supply products; our ability to successfully defend our intellectual property against infringement and the expense associated with that effort; product liability claims inherent in the testing, production, marketing and sale of medical devices; and product recalls which could harm our reputation and business. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and six month periods ended December 31, 2007 and 2006. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2007.

OVERVIEW

Urologix, Inc., based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders. We have developed technology for the treatment of BPH, a disease that affects more than 23 million men worldwide. We market our control units under the Targis,® Prostatron® and CoolWave® names and our procedure kits under the CTC™, Targis and Prostaprobe™ names. We are also in the process of developing our next generation catheters, CoolMax™ and CTC Advance™, in which we are planning to combine durability with increased patient comfort, as well as make the catheters easier to insert. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which will result in us exiting this product line over approximately the next year. All systems utilize the Company’s Cooled ThermoTherapy technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, approximately $550 in calendar year 2008, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $500 per procedure. The relatively low facility reimbursement relative to the cost of the procedure potentially limits the number of Cooled ThermoTherapy treatments done in a hospital.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2008 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,118 compared to $3,562 in calendar 2007, which is subject to geographic adjustment.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). As a result, procedures performed in an ASC were reimbursed under a two-part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under this system, while the urologist performing the procedure was reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. The relatively low facility reimbursement relative to the cost of the procedure potentially limited the number of Cooled ThermoTherapy treatments done in an ASC. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologists who performed Cooled ThermoTherapy procedures in an ASC are reimbursed at the office-based reimbursement rates, approximately $3,118 in calendar year 2008, subject to geographic adjustment.

Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon “usual and customary” fees. To date, we have received coverage and reimbursement in various geographies from private insurance companies and HMOs throughout the United States. We intend to continue to maintain this coverage and reimbursement across the United States. There can be no assurance that we will receive favorable coverage or reimbursement determinations for Cooled ThermoTherapy from these payers or that amounts reimbursed to physicians for performing Cooled ThermoTherapy procedures will be sufficient to encourage physicians to use Cooled ThermoTherapy.

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

Critical Accounting Policies:

A description of our critical accounting policies is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2007. At December 31, 2007, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, product warranty, inventories, income taxes and stock-based compensation. In addition, we have updated our Valuation of Identifiable Intangible Assets and Goodwill policy as follows:

We recorded a $10.2 million charge to fully impair our goodwill as of December 31, 2007. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. As a result of our decline in stock price, coupled with recent negative operating results and further impairments of our other long-lived assets in our quarter ended December 31, 2007, we again tested the goodwill for impairment as of December 31, 2007. Based on this impairment test we concluded that goodwill was fully impaired as of December 31, 2007.

Our identifiable intangible assets consisted of customer base, developed technologies, trademarks and patents. We review identifiable intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which resulted in asset impairment charges related to our identifiable intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” of $6,004,000. These charges consisted of a $4,044,000 write-down of developed technologies, a $991,000 write-down of customer base, and a $969,000 write-down of trademarks. At December 31, 2007, we took additional impairment charges of $106,000, consisting of $64,800 of developed technologies, $24,000 of customer base and $16,800 of trademarks as a result of declining sales projections for the Prostatron product line. As a result, our developed technologies and trademark assets have been completely written off. The remaining balance of the customer base is being amortized using the straight-line method over the next 6.75 years, its estimated remaining useful life.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six month periods ended December 31, 2007 were $3.8 million and $8.2 million, respectively, compared to $6.0 million and $11.4 million, respectively, during the same periods of the prior fiscal year. The decrease in revenue of $2.2 million or 37 percent for the three month period ended December 31, 2007 and $3.3 million or 29 percent for the six month period ended December 31, 2007 is primarily due to reduced treatment catheter orders from both direct office and third party mobile customers and a Prostaprobe shortage as the Company is reaching the end-of-life with its Prostratron catheters.

During the second quarter of fiscal 2008, 41 percent of sales were derived from treatment catheter sales to direct accounts, compared to 58 percent in the prior fiscal year, while third party mobile revenue represented 9 percent of overall revenue compared to 10 percent in the prior year. Revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service grew 4 percent from last year’s second quarter and constituted 47 percent of overall revenue in the current quarter compared to 28 percent of revenues in the second quarter of 2007.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters,

amortization and impairments related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three and six month periods ended December 31, 2007 decreased $517,000 or 21 percent to $1.9 million and $1.3 million or 27 percent to $3.6 million, respectively, from $2.4 million and $4.9 million during the same periods of the prior year. This decrease is a result of the lower sales volumes in the current periods partially offset by the write-off of our remaining Prostatron developed technology intangible asset of $65,000, as well as a $131,000 provision for Prostaprobe inventories, purchase commitments and warranties as our sales projection for this end-of-life product has declined.

Gross profit as a percentage of sales for the three and six month periods ended December 31, 2007 decreased to 49 percent and 56 percent, respectively, from 59 percent and 58 percent reported in the three and six month periods ended December 31, 2006. The decrease in gross profit as a percentage of sales was driven by the Prostatron end-of-life charges noted above, constituting five percent and two percent of the three and six month year-over-year decline, respectively. The remaining decline resulted from decreased sales and production volume of our treatment catheters which provide a smaller base to absorb our fixed manufacturing costs.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $2.6 million and $5.1 million, respectively, for the three and six month periods ended December 31, 2007 from $2.8 million and $5.8 million in the same periods of fiscal year 2007. The $180,000 or six percent decrease in expense for the three month period is primarily the result of a decrease in selling wages, benefits and travel of $179,000 as a result of lower average sales headcount, lower advertising and promotions expense of $125,000 as we reduced spending in the first half of the year in anticipation of increasing spending for the promotion of CTC Advance in the fourth quarter of the fiscal year, as well as reduced commissions of $116,000 as a result of sales shortfalls. These decreases were partially offset by higher legal, audit and professional and consulting fees of $152,000, as well as higher bad debt expense of $56,000 and higher third-party commissions of $39,000 as a result of the addition of independent sales representatives when compared to prior year. The $652,000 or 11 percent decrease in expense for the six month period ending December 31, 2007 is primarily the result of a decrease in selling wages, benefits and travel of $422,000 as a result of lower average sales headcount, lower advertising and promotion expense of $155,000, as well as lower commission expense of $149,000 due to the decreased sales. These decreases were partially offset by higher legal, audit and professional and consulting fees of $208,000 when compared to prior year.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $835,000 and $1.5 million, respectively, for the three and six month periods ended December 31, 2007 from $639,000 and $1.3 million in the same periods of fiscal year 2007. The increase in expenses of $196,000 or 31 percent and $259,000 or 21 percent, respectively, for the three and six month periods is primarily the result of increased product testing and project materials related to the next generation catheter offerings, CTC Advance and CoolMax.

Amortization and Impairment of Identifiable Intangible Assets

Amortization of identifiable intangible assets decreased to $50,000 and $59,000, respectively, for the three and six month periods ended December 31, 2007 from $71,000 and $142,000 in the same periods of fiscal year 2007. The decrease is the result of the impairment of our trademark and customer base intangible assets during the fourth quarter of fiscal 2007 as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters, partially offset by an additional $16,800 trademark and $24,000 customer base impairment charge in the current quarter as a result of reduced sales projections for this product line.

Goodwill Impairment

We recorded a $10.2 million charge to fully impair our goodwill as of December 31, 2007. SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of our decline in stock price, coupled with recent negative operating results and further impairments of our other long-lived assets in our quarter ended December 31, 2007, we again tested the goodwill for impairment as of December 31, 2007. Based on this impairment test, we concluded that goodwill was fully impaired as of December 31, 2007. The goodwill impairment charge does not affect the Company’s operations, cash flow or cash position.

Net Interest Income

Net interest income for the three and six month periods ended December 31, 2007 decreased to $124,000 and $267,000, respectively, from $140,000 and $269,000 in the same periods of the prior fiscal year. The decrease is primarily due to lower interest rates.

Provision for Income Taxes

We recognized an income tax benefit of $1.6 million and $1.5 million, respectively, in the three and six month periods ended December 31, 2007. This compares to income tax expense of $57,000 for the three and six month periods of fiscal 2007. The income tax benefit in the current year period is a result of a $1.6 million reversal of the deferred tax liability balance related to goodwill which was no longer necessary after the impairment of goodwill. At December 31, 2007, we continued to carry a full valuation allowance of $36.1 million against our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings. As of December 31, 2007, we had total cash and cash equivalents of $12.1 million compared to $12.3 million as of June 30, 2007. Working capital decreased to $15.1 million at December 31, 2007 from $16.1 million at June 30, 2007. The decrease in working capital is primarily due to the $1.3 million decrease in the accounts receivable balance.

During the six months ended December 31, 2007, we used $48,000 of cash in operating activities. The net loss of $10.5 million included non-cash charges of $10.3 million of impairment charges related to goodwill and other identifiable intangible assets, $583,000 of depreciation and amortization expense, and $436,000 of stock-based compensation expense, offset by a $1.5 million non-cash benefit from the reversal of the deferred tax liability. Changes in operating items contributed $625,000 of operating cash flow for the period with accounts receivable decreasing $1.3 million as a result of improved collections in the second quarter, partially offset by lower accrued expense and deferred income of $477,000 and accounts payable of $239,000. The decrease in accrued expenses and deferred income resulted mainly from the payment of severance accruals and fiscal 2007 year-end sales commissions and sales taxes during fiscal 2008 which were based primarily on higher sales volumes in the period ended June 30, 2007 compared to the period ended December 31, 2007. The decrease in accounts payable is due to the timing of purchases versus payments. The year-over-year decrease in the net operating cash flows of $1.3 million is largely due to the year-to-date net loss of $10.5 million.

During the six months ended December 31, 2007, we used $85,000 in investing activities to purchase property and equipment to support our manufacturing operations.

During the six months ended December 31, 2007, no cash was generated or used for financing activities.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of December 31, 2007, our property and equipment, net, included approximately $1.4 million of control units used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

We believe our $12.1 million in cash and cash equivalents at December 31, 2007 will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

PART II – OTHER INFORMATION

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

Our Annual Meeting of Shareholders was held on November 6, 2007. Of the 14,333,350 shares of common stock outstanding and entitled to vote at the meeting as of September 14, 2007, 13,060,318 shares were present, either in person or by proxy. The following describes the maters considered by the shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting.

Proposal 1: To elect two (2) directors to hold office for a term of three years or until their respective successors have been elected and shall qualify.

Nominees	Votes
Jerry C. Cirino	For:	11,040,361
	Withheld:	2,019,957
Guy C. Jackson	For:	11,024,612
	Withheld:	2,035,706

Sidney W. Emery, Jr., Fred B. Parks, and Daniel J. Starks continued their respective terms as directors after the Annual Meeting.

Proposal 2: To ratify and approve the appointment of KPMG LLP as our independent auditors for the fiscal year ending June 30, 2008.

Votes
For:	12,944,610
Against:	76,323
Abstained:	39,385

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certification pursuant to 18 U.S.C. 1350.

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

Date February 8, 2008