Form 10-Q
period 2008-03-31
UROLOGIX INC
filed 2008-05-14
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, the Company had outstanding 14,333,350 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	March 31, 2008	June 30, 2007
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$11,705	$12,250
Accounts receivable, net of allowances of $112 and $224, respectively	1,712	4,071
Inventories	1,916	2,421
Prepaids and other current assets	199	40

Total current assets	15,532	18,782

Property and equipment:
Machinery, equipment and furniture	12,628	12,306
Less accumulated depreciation	(10,581)	(9,973)

Property and equipment, net	2,047	2,333
Other assets	807	1,034
Goodwill	—	10,193
Other intangible assets, net	173	311

Total assets	$18,559	$32,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$723	$948
Accrued compensation	456	756
Deferred income	214	229
Other accrued expenses	911	782

Total current liabilities	2,304	2,715
Deferred tax liability	—	1,519
Deferred income	401	544

Total liabilities	2,705	4,778

COMMITMENTS AND CONTINGENCIES (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,333 and 14,333 shares issued and outstanding	143	143
Additional paid-in capital	113,179	112,545
Accumulated deficit	(97,468)	(84,813)

Total shareholders’ equity	15,854	27,875

Total liabilities and shareholders’ equity	$18,559	$32,653

(*)	The Balance Sheet at June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Sales	$3,092	$5,073	$11,245	$16,499
Cost of goods sold and asset impairments	1,683	2,364	5,240	7,220

Gross profit	1,409	2,709	6,005	9,279

Costs and expenses:
Selling, general and administrative	2,958	2,743	8,080	8,507
Research and development	668	814	2,181	2,070
Amortization and impairment of identifiable intangible assets	6	71	56	213
Impairment of goodwill	—	—	10,193	—

Total costs and expenses	3,632	3,628	20,510	10,790

Operating loss	(2,223)	(919)	(14,505)	(1,511)
Interest income, net	82	142	349	411

Loss before taxes	(2,141)	(777)	(14,156)	(1,100)
Provision for income tax expense (benefit)	—	—	(1,501)	57

Net loss	$(2,141)	$(777)	$(12,655)	$(1,157)

Net loss per common share—basic	$(0.15)	$(0.05)	$(0.88)	$(0.08)

Net loss per common share—diluted	$(0.15)	$(0.05)	$(0.88)	$(0.08)

Weighted average number of shares used in basic per share calculations	14,333	14,333	14,333	14,332

Weighted average number of shares used in diluted per share calculations	14,333	14,333	14,333	14,332

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Operating Activities:
Net loss	$(12,655)	$(1,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	889	1,538
Impairment of long-lived assets and goodwill	10,299	—
Provision for bad debts	42	27
Loss on disposal of assets	—	5
Employee stock-based compensation expense	634	853
Deferred income taxes	(1,519)	49
Change in operating items:
Accounts receivable	2,317	870
Inventories	47	(687)
Prepaids and other assets	68	258
Accounts payable	(225)	(108)
Accrued expenses and deferred income	(329)	(594)

Net cash provided by (used in) operating activities	(432)	1,054

Investing Activities:
Purchase of property and equipment	(113)	(299)

Net cash used for investing activities	(113)	(299)

Financing Activities:
Proceeds from exercise of stock options	—	13

Net cash provided by financing activities	—	13

Net increase (decrease) in cash and cash equivalents	(545)	768
Cash and cash equivalents:
Beginning of period	12,250	11,054

End of period	$11,705	$11,822

Supplemental cash-flow information
Net carrying amount of inventory transferred to property and equipment	$458	$449

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2008

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2008 and the statements of operations and cash flows for the three and nine month periods ended March 31, 2008 and 2007 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2007.

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

March 31, 2008

(Unaudited)

4.	Stock-Based Compensation

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of March 31, 2008, we had reserved 4,450,910 shares of common stock under this plan, and 2,148,306 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36 th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company. On February 25, 2008 our Interim Chief Executive Officer was granted an option to purchase 40,000 shares of the Company’s stock. The option is a non-qualified option which expires ten years from the grant date and vests 10,000 shares upon the date of grant, with an additional 10,000 shares vesting on the 30, 60, and 90 day anniversary of the grant date provided that this individual is still serving as our Interim Chief Executive Officer. In addition, during the third quarter of fiscal 2008 we granted two non-employee consultants options to purchase a total of 30,000 shares of the Company’s stock. These options are non-qualified options which expire ten years from the grant date and become fully vested over a three month period from the date of grant to over a one-year period from the date of grant provided the consultants are still providing services to the Company.

In addition to the stock option plan described above, the Company’s former Chairman and Chief Executive Officer, Fred B. Parks, received an option to purchase 225,000 shares in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 share grant was fully vested on May 27, 2007. In connection with Mr. Park’s severance agreement, these options, along with all outstanding and fully vested options of Mr. Park’s were modified to allow them to continue to be exercisable until November 26, 2009. Under the terms of the original option grants, Mr. Park’s outstanding and fully vested options would have expired 30 days from the date of his termination of employment with the Company. This modification resulted in the Company recognizing approximately $4,500 of additional stock-based compensation during the quarter.

On July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” using the modified prospective method. As a result, our results of operations for the three and nine month periods ended March 31, 2008 and 2007 reflect compensation expense recognized over the requisite service period for new stock options granted since July 1, 2005, and the unvested portion of stock option grants made prior to July 1, 2005 which vested during those periods. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Cost of goods sold	$24	$36	$83	$101
Selling, general and administrative	147	166	474	609
Research and development	27	55	77	143

Total cost of stock-based compensation	$198	$257	$634	$853
Tax benefit of options issued	—	—	—	—

Total stock-based compensation, net of tax	$198	$257	$634	$853

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2008

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine-month periods ended March 31, 2008 and 2007 using the Black-Scholes option-pricing model:

	2008	2007
Volatility	59.7%	69.5%
Risk-free interest rate	4.0%	4.9%
Expected option life	3.1 years	3.1 years
Stock dividend yield	—	—

A summary of our option activity for the nine-month period ended March 31, 2008 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2007	1,121,134	$4.47		$—
Options granted	425,500	2.05
Options forfeited	(66,350)	3.55
Options expired	(59,910)	6.55
Options exercised	—	—

Outstanding at March 31, 2008	1,420,374	3.70	6.3	$3,600
Exercisable at March 31, 2008	979,800	4.20	5.9	$2,000

The aggregate intrinsic value in the table above is based on our closing stock price of $0.82 as of the last business day of the quarter ended March 31, 2008, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value for options outstanding at July 1, 2007 as the price of our stock on March 31, 2008 was less than the exercise price of all options outstanding.

As of March 31, 2008, there was $825,000 of total unrecognized compensation cost related to unvested share-based compensation expense granted under our stock option plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

5.	Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares that result from stock options. The numbers of shares used in loss per share computations were as follows (in thousands):

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2008

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Weighted average common shares outstanding—basic	14,333	14,333	14,333	14,332
Dilutive effect of stock options	—	—	—	—

Weighted average common shares outstanding—diluted	14,333	14,333	14,333	14,332

The dilutive effect of stock options in the above table excludes approximately 1,354,818 and 787,000 shares, respectively, for the three month periods ended March 31, 2008 and 2007, and 1,306,499 and 948,000 shares, respectively, for the nine month periods ended March 31, 2008 and 2007 of options for which the exercise price was higher than the average market price. In addition, zero and 2,102 of potentially dilutive stock options where the exercise price was lower than the average market price, were excluded from diluted weighted average common shares outstanding for the three and nine month periods ended March 31, 2008, respectively, as they would be anti-dilutive due to our net loss for such periods.

6.	Inventories

Inventories consisted of the following as of (in thousands):

	March 31, 2008	June 30, 2007
Raw materials	$944	$1,306
Work in process	251	118
Finished goods	721	997

Total inventories	$1,916	$2,421

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2008

(Unaudited)

7.	Other Intangible Assets, Net

Balances of identifiable intangible assets, net, were as follows (in thousands):

	As of March 31, 2008
	Carrying Amount	Accumulated
		Amortization	Impairment	Net
Developed technologies	$7,500	$3,391	$4,109	$—
Customer base	2,300	1,129	1,015	156
Trademarks	1,140	154	986	—
Patents	17	—	—	17

Total identifiable intangible assets, net	$10,957	$4,674	$6,110	$173

	As of June 30, 2007
	Carrying Amount	Accumulated		Net
		Amortization	Impairment
Developed technologies	$7,500	$3,375	$4,044	$81
Customer base	2,300	1,109	991	200
Trademarks	1,140	150	969	21
Patents	9	—	—	9

Total identifiable intangible assets, net	$10,949	$4,634	$6,004	$311

At June 30, 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which resulted in asset impairment charges of $6,004,000 related to developed technologies, customer base, and trademarks in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In addition, the remaining estimated useful life of the developed technologies and trademarks were reduced from 8.25 years to 2.5 years at June 30, 2007. The estimated remaining useful life of the customer base remained unchanged at 7.25 years. The patent intangible assets relate to fees incurred for patents that have not yet been issued. We will begin amortization of these patent costs once the patents have been issued. At December 31, 2007, we took additional impairment charges of $106,000 related to the Prostatron control units and Prostaprobe catheters as a result of declining sales projections for this product line. As a result, our developed technologies and trademark assets have been completely written off.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2008

(Unaudited)

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

Some of our products are covered by warranties against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs to sales, the historical length of time between the sale and resulting warranty claim, and other factors.

Warranty provisions and claims for the nine month periods ended March 31, 2008 and 2007 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1,	Warranty Provisions (Reductions)	Warranty Claims	Ending Balance at March 31,
2008	$105	$(21)	$(41)	$43
2007	$94	$190	$(181)	$103

10.	Commitments and Contingencies

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

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2008

(Unaudited)

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for us beginning on July 1, 2008. We are evaluating the impact the adoption of this pronouncement will have on our financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to any business combinations completed on or after July 1, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: the impact of competitive treatments, products and pricing; our ability to develop and market new products and services, including the Urologix-owned Cooled ThermoTherapy™ mobile service and the CoolWave™ control unit and our ability to generate revenue from new products such as CTC Advance™; our dependence upon third-party reimbursement for our products and reimbursement rates for Cooled ThermoTherapy; our dependence on Cooled ThermoTherapy for all of our revenues; approval by the FDA of our products, and compliance with FDA requirements for the manufacture, labeling, marketing and sale of our products; the rate of adoption by the medical community of Cooled ThermoTherapy products and the effectiveness of our sales organization and marketing efforts to the medical and patient community; our limited experience in manufacturing some of our products and our dependence upon third-party suppliers to produce and supply products; our ability to successfully defend our intellectual property against infringement and the expense associated with that effort; product liability claims inherent in the testing, production, marketing and sale of medical devices; product recalls which could harm our reputation and business; and our ability to comply with Nasdaq Marketplace Rules and maintain continued listing on the Nasdaq Stock Market. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and nine month periods ended March 31, 2008 and 2007. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2007.

OVERVIEW

Urologix, Inc., based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders. We have developed technology for the treatment of BPH, a disease that affects more than 23 million men worldwide. We market our control units under the Targis,® Prostatron® and CoolWave® names and our procedure kits under the CTC™, Targis and Prostaprobe™ names. We received FDA approval on March 31, 2008 of our next generation catheter CTC Advance™. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters. We have converted the majority of the Prostaprobe customers to our Coolwave or Targis platforms. However, we do have a limited number of customers for whom we have committed to perform an end-of-life build, after which we expect the remainder of these customers to convert to one of our other platforms. All systems utilize the Company’s proprietary Cooled ThermoTherapy technology, a microwave energy combined with a cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its facility, approximately $550 in calendar year 2008, although the rate varies depending on a wage index and other factors for each hospital. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $500 per procedure. The relatively low facility reimbursement relative to the cost of the procedure limits the number of Cooled ThermoTherapy treatments done in a hospital.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2008 for Cooled ThermoTherapy procedures performed in the urologist’s office is approximately $3,118 compared to $3,562 in calendar 2007, which is subject to geographic adjustment.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). As a result, procedures performed in an ASC were reimbursed under a two-part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under this system, while the urologist performing the procedure was reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologists who performed Cooled ThermoTherapy procedures in an ASC were reimbursed at the office-based reimbursement rates, approximately $3,500 in calendar year 2007, subject to geographic adjustment. However, as of January 2008, the CPT Code covering Cooled ThermoTherapy was once again added to the ASC list of Medicare approved procedures. Effective with this latest change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under the two-part system in which the ASC receives a fixed fee of approximately $1,872 for calendar year 2008, while the urologist performing the treatment is reimbursed approximately $547 for calendar year 2008. As a result of the decrease in reimbursement rates for an ASC, we expect the number of Cooled ThermoTherapy treatments performed in an ASC to be limited.

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

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is (i) educate both patients and physicians on the benefits of CooledThermoTherapy compared to other treatment options, (ii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) increase the number of physicians who provide Cooled ThermoTherapy to their patients, and (iv) efficiently provide more physicians with access to Cooled ThermoTherapy through the use of third party mobile providers and our own Cooled ThermoTherapy mobile service in the United States. We expect to continue to invest in research and development and clinical trials, sales and marketing programs and our Cooled ThermoTherapy mobile service as we focus on growing revenues and continuing to improve our therapy. Our future growth will be dependent upon, among other factors, our success in achieving increased treatment volume and market adoption of the Cooled ThermoTherapy procedures in the physician’s office, including treatments delivered through our Cooled ThermoTherapy mobile service, our success in obtaining and maintaining necessary regulatory clearances, as well as the risk of FDA mandated recall of our products, our ability to manufacture at the volumes and quantities the market requires, the fact that our products may be subject to product recalls even after receiving FDA clearance or approval, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in physicians’ offices, hospitals, and ambulatory surgery centers and the amount of reimbursement provided.

Critical Accounting Policies:

A description of our critical accounting policies is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2007. At March 31, 2008, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, product warranty, inventories, income taxes and stock-based compensation. In addition, we have updated our Valuation or Identifiable Intangible Assets and Goodwill policy as follows:

We recorded a $10.2 million charge to fully impair our goodwill as of December 31, 2007. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. As a result of our decline in stock price, coupled with recent negative operating results and further impairments of our other long-lived assets, we again tested the goodwill for impairment as of December 31, 2007. Based on this impairment test we concluded that goodwill was fully impaired as of December 31, 2007.

Our identifiable intangible assets consisted of customer base, developed technologies, trademarks and patents. We review identifiable intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which resulted in asset impairment charges related to our identifiable intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” of $6,004,000. These charges consisted of a $4,044,000 write-down of developed technologies, a $991,000 write-down of customer base, and a $969,000 write-down of trademarks. At December 31, 2007, we took additional impairment charges of $106,000, consisting of $64,800 of developed technologies, $24,000 of customer base and $16,800 of trademarks as a result of declining sales projections for the Prostatron product line. As a result, our developed technologies and trademark assets have been completely written off. The remaining balance of the customer base is being amortized using the straight-line method over the next 6.5 years, its estimated remaining useful life.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine month periods ended March 31, 2008 were $3.1 million and $11.2 million, respectively, compared to $5.1 million and $16.5 million, respectively, during the same periods of the prior fiscal year. The decrease in revenue of $2.0 million, or 39 percent, for the three month period ended March 31, 2008 is a result of turnover in our sales force as well as our mobile business, a reduction in the number of accounts reordering during the quarter, not offering discounts or other incentives to purchase treatment catheters during the current quarter, as well as a decrease in Prostaprobe sales as a result of a shortage in this product due to a delay in the end-of-life build for this product. The decrease in revenue of $5.3 million, or 32 percent, for the nine month period ended March 31, 2008 is primarily due to the same facts as mentioned above as well as reduced treatment catheter orders from both direct office and third party mobile customers as a result of lost accounts.

During the third quarter of fiscal 2008, 39 percent of sales were derived from treatment catheter sales to direct accounts, compared to 54 percent in the prior fiscal year, while third party mobile revenue represented 5 percent of overall revenue compared to 9 percent in the prior year. Revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 54 percent of overall revenue in the current quarter compared to 36 percent of revenues in the third quarter of 2007.

We expect sales to be higher in the fourth quarter of fiscal 2008 compared to the third quarter of fiscal 2008 as a result of staffing vacant territories and expanding our distribution coverage. However, we expect the sequential increase in sales to be modest. This is due to the fact that we believe the third quarter revenues are more reflective of underlying treatment volumes when compared to past quarters and we view this as a base from which to build our business. We believe it will take time to increase our volumes in the vacant and expansion territories as these territories have only recently been staffed and the representatives will need to be trained, gain experience and become productive. More significant sequential revenue growth should come as the distribution organization matures and we demonstrate an ability to add meaningful numbers of net new accounts and regain accounts lost to our competition.

Cost of Goods Sold and Asset Impairments and Gross Profit

Cost of goods sold and asset impairments includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization and impairments related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three and nine month periods ended March 31, 2008 decreased $681,000, or 29 percent, to $1.7 million and $2.0 million, or 27 percent, to $5.2 million, respectively, from $2.4 million and $7.2 million during the same periods of the prior year. The decrease in the current quarter compared to the prior year quarter is a result of lower sales volumes. The decrease in the current year-to-date period when compared with the prior year is also a result of lower sales volumes, partially offset by the write-off of our remaining Prostatron developed technology intangible asset of $65,000 in December 2007, as well as provisions for Prostaprobe inventories, purchase commitments and warranties as our sales projection for this end-of-life product declined.

Gross profit as a percentage of sales for the three and nine month periods ended March 31, 2008 decreased to 46 percent and 53 percent, respectively, from 53 percent and 56 percent reported in the three and nine month periods ended March 31, 2007. The decrease in gross profit as a percentage of sales was largely driven by unabsorbed manufacturing expenses of $238,000 due to abnormally low production levels of our treatment catheters as a result of the reduction in sales, as well as an increase in the lower-margin Urologix-owned mobile service revenue as a percent of total revenue. In addition, the Prostatron end-of-life charges noted above also contributed to the gross profit decline for the nine month period ended March 31, 2008 when compared with the prior year.

Selling, General & Administrative

Selling, general and administrative expenses increased to $3.0 million for the three month period ended March 31, 2008 from $2.7 million in the same period of fiscal year 2007. The $215,000 or eight percent increase in expense for the three month period is primarily the result of an increase in general and administrative expenses of $506,000 due primarily to severance and higher consulting and professional fees we incurred in the third quarter of fiscal 2008. This increase in general and administrative expense was partially offset by a decrease in sales and marketing expense of $291,000 due largely to lower commissions of $223,000 as a result of reduced sales, as well as a decrease in compensation of $132,000 as a result of lower average sales headcount. These decreases were partially offset by increases in advertising and promotion of $59,000 as a result of the upcoming American Urological Association (AUA) conference in May as well as the development of materials related to our new catheter CTC Advance. Selling, general and administrative expenses decreased by $427,000 or five percent to $8.1 million for the nine months ended March 31, 2008 from $8.5 million for the prior year period. The nine-month decrease in selling, general and administrative is largely the result of decreased sales and marketing expense from lower commissions of $349,000 on reduced sales, as well as lower compensation and travel and entertainment expense of $594,000 due to lower average sales headcount. These decreases were partially offset by increased general and administrative expenses of $554,000 primarily as a result of the charges mentioned above.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $668,000 for the three month period ended March 31, 2008 from $814,000 in the same period of fiscal year 2007. The decrease in expenses of $146,000, or 18 percent, is primarily the result of decreased compensation of $42,000 from lower headcount, as well as a decrease in product testing and project materials and consulting and professional fees related to our next generation catheter offerings as we received FDA approval of CTC Advance™ on March 31, 2008. For the nine months ended March 31, 2008, research and development expenses increased by $111,000 or five percent to $2.2 million as compared to $2.1 million in the prior year period. The increase in expenses for the nine month period is primarily the result of approximately $327,000 increase in product testing and project materials related to our next generation catheter offerings, partially offset by decreases of approximately $96,000 in compensation from lower headcount and $58,000 in consulting and professional fees.

Amortization and Impairment of Identifiable Intangible Assets

Amortization of identifiable intangible assets decreased to $6,000 and $56,000, respectively, for the three and nine month periods ended March 31, 2008 from $71,000 and $213,000 in the same periods of fiscal year 2007. The decrease is the result of the impairment of our trademark and customer base intangible assets during the fourth quarter of fiscal 2007 as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters, as well as the additional $16,800 write-off of the trademark and $24,000 write-down of the customer base in December 2007 as a result of reduced sales projections for this product line. The current quarter amortization expense relates only to the amortization of the customer base over its remaining useful life of 6.5 years.

Goodwill Impairment

We recorded a $10.2 million charge to fully impair our goodwill as of December 31, 2007. SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of our decline in stock price, coupled with recent negative operating results and further impairments of our other long-lived assets, we again tested the goodwill for impairment as of December 31, 2007. Based on this impairment test, we concluded that goodwill was fully impaired as of December 31, 2007. The goodwill impairment charge does not affect the Company’s operations, cash flow or cash position.

Net Interest Income

Net interest income for the three and nine month periods ended March 31, 2008 decreased to $82,000 and $349,000, respectively, from $142,000 and $411,000 in the same periods of the prior fiscal year. The decrease is primarily due to lower interest rates as well as a slightly lower cash balance.

Provision for Income Taxes

We recognized zero tax expense and an income tax benefit of $1.5 million, respectively, in the three and nine month periods ended March 31, 2008. This compares to income tax expense of zero and $57,000, respectively, for the three and nine month periods of fiscal 2007. The income tax benefit in the nine month period ended March 31, 2008 is a result of a $1.6 million reversal of the deferred tax liability balance related to goodwill which was no longer necessary after the impairment of goodwill at December 31, 2007. This was partially offset by approximately $18,000 of tax expense mainly related to state taxes. At March 31, 2008, we continued to carry a full valuation allowance of $36.7 million against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings. As of March 31, 2008, we had total cash and cash equivalents of $11.7 million compared to $12.3 million as of June 30, 2007. Working capital decreased to $13.2 million at March 31, 2008 from $16.1 million at June 30, 2007. The decrease in working capital is primarily due to the $2.3 million decrease in the accounts receivable balance.

During the nine months ended March 31, 2008, we used $432,000 of cash in operating activities. The net loss of $12.7 million included non-cash charges of $10.3 million of impairment charges related to goodwill and other identifiable intangible assets, $889,000 of depreciation and amortization expense, and $634,000 of stock-based compensation expense, offset by a $1.5 million non-cash benefit from the reversal of the deferred tax liability. Changes in operating items contributed $1.9 million of operating cash flow for the period with accounts receivable decreasing $2.3 million as a result of improved days sales outstanding, partially offset by lower accrued expense and deferred income of $329,000 and accounts payable of $225,000. The decrease in accrued expenses and deferred income resulted mainly from the payment of severance accruals and fiscal 2007 year-end sales commissions during fiscal 2008 which were based primarily on higher sales volumes in the period ended June 30, 2007 compared to the period ended March 31, 2008. The decrease in accounts payable is due to the timing of purchases versus payments. The year-over-year decrease in the net operating cash flows of $1.5 million is largely due to the year-to-date net loss of $12.7 million.

During the nine months ended March 31, 2008, we used $113,000 in investing activities to purchase property and equipment to support our manufacturing operations, as well as for patent development activities.

During the nine months ended March 31, 2008, no cash was generated or used for financing activities.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of March 31, 2008, our property and equipment, net, included approximately $1.5 million of control units used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

We believe our $11.7 million in cash and cash equivalents at March 31, 2008 will be sufficient to fund our working capital and capital resources needs for the next 12 months. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to any business combinations completed on or after July 1, 2009.

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

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates and was not materially different from the quarter-end carrying amount. Due to the nature of our cash and cash equivalents, we have concluded that we do not have a material market risk exposure.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Interim Chief Executive Officer, Mitchell Dann, and Controller and Director of Finance, Rebecca J. Weber, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

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

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, except as follows:

We currently fail to meet one of Nasdaq’s listing requirements and if our common stock is delisted it may then become illiquid.

Our common stock is listed on The Nasdaq Global Market. On April 29, 2008, we received a Staff Deficiency Letter from The Nasdaq Stock Market which stated that for the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market. Therefore, we are not in compliance with the requirements for continued listing of the Nasdaq Global Market. We have 180 days, or until October 27, 2008, to regain compliance with this listing requirement. Compliance can be achieved during any compliance period by meeting the minimum bid price requirement for a minimum of 10 consecutive business days during the 180 day compliance period.

If we fail to regain compliance with the minimum bid price requirement or if at any time we fail to satisfy each of the other requirements for continued listing, our common stock will be delisted from The Nasdaq Global Market. If delisted from The Nasdaq Global Market, our common stock will likely be quoted in the over-the-counter market on the OTC Bulletin Board or the so-called “pink sheets”. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor would find it more difficult to buy or sell our common stock in the open market if it were quoted on the over-the-counter market or the OTC Bulletin Board. There can be no assurance that our common stock may be sold without a significant negative impact on the price per share that may make it more difficult for us to meet the minimum bid price requirement or that any market will continue to exist for our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Interim Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Controller and Director of Finance Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Urologix, Inc.
(Registrant)

/s/ Mitchell Dann
Mitchell Dann
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca J. Weber
Rebecca J. Weber
Controller and Director of Finance (Principal Financial and Accounting Officer)

Date May 14, 2008