Form 10-K
period 2008-06-30
UROLOGIX INC
filed 2008-09-29
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008.

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

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock, $.01 par value

Series A Junior Participating Preferred Stock Purchase Rights

Name of Exchange on Which Registered: The NASDAQ Stock Market LLC – Nasdaq Global Market System

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer    ☐Accelerated Filer    ☐Non-Accelerated Filer    ☐Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act)    Yes  ☐    No  ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $16,402,548 as of the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $1.16.

As of September 1, 2008, the Company had outstanding 14,463,350 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Overview

Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the Targis® and CoolWave® names and our procedure kits under the recently approved CTC Advance™, CTC™, Targis and Prostaprobe™ names. All systems utilize the Company’s Cooled ThermoTherapy™ technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without general anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

We maintain a website at www.urologix.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC. To obtain copies of these reports, please go to www.urologix.com.

Benign Prostatic Hyperplasia

BPH is a non-cancerous disease in which the prostate grows and constricts the urethra causing adverse changes in urinary voiding patterns. The prostate is a walnut-sized gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate begin to grow at an increasing rate. As the prostate grows, it compresses or impinges upon other portions of the prostate gland and the urethra, thereby restricting the normal passage of urine. BPH patients typically suffer from a variety of troubling symptoms that can have a significant impact on their quality of life. Symptoms of BPH include frequent urination during the day and night, urgency and painful urination. A delay in treatment can have serious consequences, including complete obstruction (acute retention of urine), urinary tract infections, loss of bladder function, sexual dysfunction and, in extreme cases, kidney failure.

BPH generally affects men after the age of 50. Medical experts suggest that nearly every man will be affected by this condition at some time in his life. The BPH market is large and can be expected to continue to grow due to the general aging of the world’s population as well as increasing life expectancies.

Due in part to the side effects and complications associated with traditional BPH therapies, many patients diagnosed with BPH are regularly monitored by their physicians but elect not to receive active intervention. This course of inaction is known as “watchful waiting.” If symptoms persist or worsen, drug therapy or surgical intervention has historically been recommended. Drug therapy is usually the first line of treatment. It is estimated that more than 20% of patients who initially pursue drug therapy discontinue treatment within 12 months for various reasons including cost, ineffectiveness, side effects and the burdens of compliance. Patients may also try multiple drugs or combinations of drugs to improve effectiveness. This leads to a more costly treatment and often more side effects. Traditionally, the most common surgical procedure has been Transurethral Resection of the Prostate (TURP), an invasive surgery in which portions of the prostatic urethra and surrounding tissue are removed, thereby widening the urethra and improving urinary flow. While TURP results in a dramatic improvement in urine flow and reduction in symptoms, the procedure can require a lengthy recovery time and is reported to have a high rate of side effects and complications. Because the TURP procedure requires a highly skilled surgeon with extensive training, the incidence of complications is affected by the experience of the surgeon performing the TURP.

Cooled ThermoTherapy

Our Targis, Prostatron, and CoolWave systems utilize Cooled ThermoTherapy, a catheter-based treatment for BPH that is clinically superior to medication and less invasive than surgery. We strive to have Cooled ThermoTherapy be the treatment of choice for patients who have tried drugs unsuccessfully and wish to avoid surgery. Today, some patients choose Cooled ThermoTherapy before trying medications.

Cooled ThermoTherapy utilizes a proprietary microwave technology, delivered through a flexible catheter that targets energy into the enlarged area of the prostate to a temperature sufficient to cause cell death, while simultaneously cooling and protecting the healthy, pain-sensitive urethral tissue. During a Cooled ThermoTherapy procedure, a catheter is inserted into the urethra, and a thermosensing unit is placed into the rectum. Chilled water is then circulated through the catheter to lower the temperature of the urethra and protect it from heat and discomfort during the treatment. Temperatures in the urethra and rectum are monitored continuously during the treatment while microwave energy is delivered into the prostatic tissue, ultimately resulting in a reduction in the size of the prostate and relief of symptoms as the body re-absorbs the destroyed tissue during the months following treatment.

Cooled ThermoTherapy provides significant advantages over other BPH therapies, producing lasting results that are clinically superior to drug therapy while avoiding the complications associated with surgery. Because Cooled ThermoTherapy does not require punctures or incisions and protects the urethra during treatment, it can be performed in the physician’s office or other outpatient environments without the need for general anesthesia or intravenous sedation and it results in fewer complications.

Clinical Studies

Clinical trials of the Cooled ThermoTherapy procedure have been performed to obtain data to support potential new indications and marketing claims, to obtain long-term durability data, and to gather data for Medicare and other reimbursement approvals in various markets. We continue to monitor multi-center, multi-year studies to evaluate the long-term durability of Cooled ThermoTherapy procedures. In our published results from multi-center clinical trials, conducted both in the United States and internationally, the majority of Cooled ThermoTherapy patients for whom follow-up data is available shows significant long-term relief from the symptoms of BPH, without significant post-procedure complications. This was recently confirmed by the presentation of interim five year data on Cooled ThermoTherapy; results showed that the efficacy of our CTC microwave catheter is durable for five years and the freedom from additional, minimally invasive or surgical procedures is 90 percent.

Sales and Marketing

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is (i) to educate both patients and physicians on the benefits of Cooled

Thermotherapy compared to other treatment options, (ii) to increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) to increase the number of physicians who provide Cooled ThermoTherapy to their patients, and (iv) to provide more physicians with access to Cooled ThermoTherapy through the expansion of our Cooled ThermoTherapy mobile service in the United States.

United States

We have a sales and marketing team consisting of sales and marketing management, clinical, and direct and independent sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy products and our Cooled ThermoTherapy mobile service. Our direct sales force and marketing efforts are targeted at urologists who treat BPH patients in their office. Our Cooled ThermoTherapy mobile service employees transport the Cooled ThermoTherapy system control unit, along with the single-use treatment catheters and all necessary supplies, to physician offices and hospitals on a scheduled basis, making the treatment available to physicians and patients on an efficient and economical basis. As of June 30, 2008, our mobile assets included 16 vans which service 13 mobile routes in select geographies across the United States. In addition to our direct sales force and Cooled ThermoTherapy mobile service employees, we continue to utilize independent third-party mobile service providers to provide hospitals and urology clinics with access to our Cooled ThermoTherapy treatment. As of June 30, 2008, we employed a total of 34 individuals in our sales and marketing department and our Cooled ThermoTherapy mobile service and six independent sales representative groups, some of which have multiple representatives working on behalf of Urologix. The expenses for our Cooled ThermoTherapy mobile service are included in cost of goods sold.

We offer our Cooled ThermoTherapy systems to our customers on a direct purchase, or on an evaluation or longer-term use basis. Pricing for single-use treatment catheters and our Cooled ThermoTherapy mobile service varies based upon treatment volume.

International

Although our international sales efforts have historically been modest, we believe that there is a potential market for Cooled ThermoTherapy outside of the United States. While we will continue to utilize local distributors experienced in selling products to hospitals and urologists to assist us in maximizing these opportunities, our principal focus is on the U.S. market opportunity. The inherent challenge outside the United States is that third party reimbursement of our Cooled ThermoTherapy procedure is less prevalent and our revenue in international markets will largely be dependent upon private payors.

Manufacturing

We manufacture the Targis control unit, CoolWave control unit, and single-use treatment catheters for use with our Targis and CoolWave control units at our suburban Minneapolis facility. We outsource the remaining manufacturing.

Our supply agreement with Accellent Endoscopy for the production of the Prostatron disposable treatment catheter was terminated as of April 2007. Prior to this termination, we signed an agreement with The MedTech Group, Inc. to become a qualified supplier of our Prostatron Cooled ThermoTherapy single-use treatment catheter products. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron product line. As a result, we negotiated an end-of-life build with the MedTech Group to support our Prostatron customers until we can transition them to another of our products.

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

Our manufacturing operations and the operations of our third-party suppliers must comply with the U.S. Food and Drug Administration’s (FDA) quality system regulation which includes, but is not limited to, the FDA’s Good Manufacturing Practices (GMP) requirements, and must comply with certain requirements of state, local and foreign governments for assuring quality by controlling components, processes and document traceability and retention, among other things.

The FDA periodically inspects our facility, documentation and quality systems and to date has noted no significant deficiencies of GMP. Our facility will continue to be subject to periodic inspections by the FDA and by other auditors. We believe that our manufacturing and quality control procedures meet the requirements of the FDA and other regulators and that we have established training and internal audit systems designed to ensure compliance.

We have received and maintained ISO 13485 quality system certification indicating compliance of our manufacturing facilities with international standards for quality assurance and manufacturing process control. We also have received and maintained CE mark certification, which allows us to affix the CE Mark to our Targis and Prostatron system components and market them in the European Union. In addition, the Targis and Prostatron systems have been approved for marketing by the Japanese Ministry of Health and Welfare. As of June 30, 2008, we employed 31 individuals in our manufacturing department.

Research and Development

We intend to build upon our scientific and clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. Our research and development efforts and goals are currently focused on improving the function and features of our Cooled ThermoTherapy systems, improving the treatable population and clinical response to Cooled ThermoTherapy treatment and reducing the manufacturing cost of our products.

During the fiscal years ended June 30, 2008, 2007, and 2006, we spent $2.8 million, $3.0 million, and $3.0 million, respectively, on our research and development efforts. As of June 30, 2008, we employed 14 individuals in our research and development department.

Reimbursement

We believe that third-party reimbursement is essential to the continued adoption of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to maintaining such reimbursement. We estimate that 60% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy in the United States.

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

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2008 for Cooled ThermoTherapy procedures performed in the urologist’s office is $3,118 compared to $3,562 in calendar 2007, which is subject to geographic adjustment.

In July 2003, CMS added the CPT Code covering Cooled ThermoTherapy to the ASC list of Medicare approved procedures providing a reimbursement rate for ambulatory surgical centers (ASC). As a result, procedures performed in an ASC were reimbursed under a two-part system similar to hospitals: the ASC received a fixed fee of approximately $1,300, the highest amount allowable under this system, while the urologist performing the procedure was reimbursed the same amount as if the treatment occurred in a hospital, approximately $500. Effective July 2005, the CPT code covering Cooled ThermoTherapy was deleted from the ASC list of Medicare approved procedures. As a result, effective with that change, urologists who performed Cooled ThermoTherapy procedures in an ASC were reimbursed at the office-based reimbursement rates, approximately $3,500 in calendar year 2007, subject to geographic adjustment. However, as of January 2008, the CPT Code covering Cooled ThermoTherapy was once again added to the ASC list of Medicare approved procedures. Effective with this latest change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under the two-part system in which the ASC receives a fixed fee of $1,872 for calendar year 2008, while the urologist performing the treatment is reimbursed $547 for calendar year 2008. As a result of the decrease in reimbursement rates for an ASC, we expect the number of Cooled ThermoTherapy treatments performed in an ASC to be minimal.

For calendar 2009, CMS is proposing additional reductions in the physician fee schedule covering Cooled ThermoTherapy for treatments performed in a physician’s office. The exact amount of the reduction has not yet been determined however, initial estimates were in the range of a 13 percent decrease. We are actively participating in the comment process related to the proposed reductions, have an active reimbursement strategy, and have retained consultative experts to assist us with dealing with the proposed reimbursement rate reductions.

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

Patents and Proprietary Rights

We currently own 46 U.S. and 14 international patents. We also have four patent applications pending in the United States and in a number of non-U.S. jurisdictions, and we intend to file additional patent applications in the future.

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

Competition

Competition in the market for the treatment of BPH comes from invasive surgical therapies, such as TURP and side-firing lasers (GreenLight Laser PVP (American Medical Systems/ Laserscope), Lumenis, RevoLix, and Biolitec), drug therapy and other minimally invasive, office-based treatments. There are six well-recognized prescription drugs available in the United States for treating the symptoms of BPH: Flomax (Boehringer Ingelheim International GmbH), Hytrin (Abbott Laboratories), Cardura (Pfizer Inc.), UroXatral (Sanofi-Synthelabo), Proscar (Merck & Co., Inc.) and Avodart (GlaxoSmithKline). Drug therapy is currently the first-line therapy prescribed by most physicians in the United States for BPH. The drug companies have significant resources to educate physicians and patients through direct sales and direct to consumer marketing. We must also focus on educating physicians and their patients to the benefits of our Cooled ThermoTherapy in a focused and efficient manner with less resources.

Competition in the market for minimally invasive office-based treatments for BPH is significant. Competitive devices include low energy microwave combined with balloon dilatation (Boston Scientific); non-cooled, low energy microwave (American Medical Systems); radio frequency (Medtronic); high energy microwave with limited cooling (Prostalund); and hot water therapy (ACMI). Additional competitors may enter the market. We believe Cooled ThermoTherapy offers a durable solution as shown in peer reviewed clinical trials and interim five year data as presented at the May 2008 American Urological Association (AUA) conference, and the largest treatable patient population over other office-based BPH therapies. Because Cooled ThermoTherapy does not require punctures or incisions, it can be performed in the physician’s office or other outpatient environments without the need for general anesthesia or intravenous sedation. Further, by combining microwave energy with cooling, we can drive more energy deep into the prostate, creating lasting results while preventing damage to the urethra, enhancing patient comfort and reducing complications.

Government Regulation

Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the manufacture, distribution and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions that vary from country to country.

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

As a result of our exposure to product liability claims, we currently carry product liability insurance covering our products with policy limits per occurrence and in the aggregate that we have deemed to be sufficient. We cannot predict, however, whether this insurance will actually be sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim against us or settlement by us with respect to uninsured liabilities or in excess of our insurance coverage, or our inability to maintain insurance in the future, or any claim that results in significant costs or adverse publicity against us, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Employees

As of June 30, 2008, we employed 86 individuals on a full-time basis. We also had several part-time employees, consultants and independent third-party sales representatives. None of our employees are covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Seasonality

We believe that holidays, major medical conventions and vacations taken by physicians, patients and patient families have a seasonal impact on our sales. We continue to monitor and assess the impact seasonality may have on demand for our products.

Backlog

As of June 30, 2008, we did not maintain any backlog of product orders. Our policy is to stock enough inventory to be able to ship most orders within a few days of receipt or as requested by our customers. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

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

Our products, including our Cooled ThermoTherapy mobile service and our recently approved CTC Advance catheter may not achieve market acceptance, which could limit our future revenue.

Physicians will not recommend Cooled ThermoTherapy procedures unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the Cooled ThermoTherapy procedure compared with other therapies. Patient acceptance of the Cooled ThermoTherapy procedure also will depend upon the ability of physicians to educate these patients on their treatment choices. Health care payer acceptance of our procedure will require, among other things, evidence of the cost effectiveness of Cooled ThermoTherapy compared to other BPH therapies. Although we believe Cooled ThermoTherapy offers physicians and patients advantages over competitive therapies for BPH, the success of our product also will depend upon the extent to which physicians and patients perceive our procedure as having these advantages and the extent to which these advantages are relevant to their treatment decision. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community. If our Cooled ThermoTherapy procedure is not widely accepted by physicians, patients or payers, or is accepted more slowly than expected, our business will be harmed. Further, we operate our own Cooled ThermoTherapy mobile service. If our mobile service is not accepted by physicians, patients, or payers, or is accepted more slowly than expected, our business will be harmed.

Third party reimbursement is critical to market acceptance of our products.

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

The continuing efforts of government, insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMO’s that could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may also result in lower prices for, or rejection of, our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available, and could have a materially adverse effect on our revenues and ability to operate profitably. For calendar 2009, CMS is proposing additional reductions in the physician fee schedule covering

Cooled ThermoTherapy for treatments performed in a physician’s office, and we are expecting additional proposed reductions for calendar 2010. We are actively participating in the comment process related to the proposed reductions, have an active reimbursement strategy, and have retained consultative experts to assist us with dealing with the proposed reimbursement rate reductions.

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

Government regulation has a significant impact on our business.

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

Before any new products we may offer may be introduced into the U.S. market, we must obtain prior authorization from the FDA. This authorization is based on a review by the FDA of the medical device’s safety and effectiveness for its intended uses. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming.

In addition, we may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of any of our products in the United States or in other countries. If regulatory approvals for any of our other products are not obtained on a timely basis, or not approved as submitted, or at all, it could have a significant negative effect on our financial condition and results of operations. Additionally, delays in receipt of regulatory approvals for our products or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition and results of operations.

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

We have a history of unprofitability.

We incurred a net loss of $14.9 million (which includes a net of tax charge of $8.6 million related to a $10.2 million impairment to write-off our goodwill, and the benefit of the reversal of the related deferred tax liability of $1.6 million) for the year ended June 30, 2008. Including the losses described above, since our inception, we have incurred losses of approximately $99.7 million. Although we were profitable in fiscal years 2006, 2005 and 2004, if physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to once again achieve profitability. Because we expect to continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, once again attain profitable operations, or successfully implement our business plan or future business opportunities.

We have limited experience manufacturing some of our products and are dependent upon a limited number of third-party suppliers to manufacture our products.

We manufacture the Targis system control unit, the CoolWave control unit, and single-use treatment catheters for use with our Targis and CoolWave control units at our suburban Minneapolis facility. Our success will depend upon our ability to cost-effectively manufacture a reliable product and deliver that product in a timely manner. Because we lack extensive manufacturing experience, we may encounter difficulties in maintaining production efficiencies, quality control and assurance, component supply and qualified personnel. We cannot assure you that we will be able to manufacture a reliable product and deliver that product to customers in a timely fashion. Our failure to maintain a reputation among our customers as a timely, responsive manufacturer, or our failure to remedy manufacturing issues in a timely manner and to our customers’ satisfaction, or higher than expected manufacturing costs, would adversely affect our business.

Other than the Targis and CoolWave system control units and procedure kits, we outsource the remaining manufacturing for our products. We assemble Targis and CoolWave control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. Our reliance on outside suppliers for our components involves risks including limited control over the price and uncertainty regarding timely delivery and quality of parts. Our supply agreement with Accellent Endoscopy for the production of the Prostatprobe disposable treatment catheter was terminated as of April 2007. Prior to this termination, we signed an agreement with The MedTech Group, Inc. to become a qualified supplier of our Cooled ThermoTherapy single-use treatment catheter products. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron product line. As a result, we negotiated an end-of-life build with the MedTech Group so we can continue to support our Prostatron customers until we can transition them to another of our products.

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

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Stryker Warren, Jr., our Chief Executive Officer and Greg Fluet, our Chief Operating Officer. We have employment agreements with Mr. Warren and Mr. Fluet that provide that either party may terminate Mr. Warren’s or Mr. Fluet’s employment at any time with or without cause. If there is a change in control and we terminate Mr. Warren’s or Mr. Fluet’s employment without cause, however, we would be required to make specified payments to them as described in their employment agreement. We do not have key person life insurance on Mr. Warren or Mr. Fluet.

Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. During the past year we experienced turnover in our sales force. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

We may not have additional financing available to us.

We used approximately $1.0 million of net cash from operating activities in the year ended June 30, 2008 and ended that period with approximately $11.0 million of cash and cash equivalents. We believe our $11.0 million in cash and cash equivalents, together with the funds generated from product sales, will be sufficient to fund our working capital and capital resource needs for the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

Fluctuations in our future operating results may negatively affect the market price of our common stock.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

•	the timing, volume and pricing of customer orders for both control units and single-use treatment catheters,

•	the impact to the marketplace of competitive products and pricing,

•	the timing of expenditures related to sales and marketing, and research and development,

•	product availability, and

•	changes in CMS reimbursement rates.

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

Provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 26,000 square feet of office, manufacturing and warehouse space in a suburb of Minneapolis, Minnesota, pursuant to a lease that expires in March 2011. We believe our facilities will be sufficient to meet our current and future requirements and that additional space at or near the current location will be available at a reasonable cost if additional space is required in the future.

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

		Quarter
Fiscal Year		First	Second	Third	Fourth
2008	High	$2.95	$1.86	$1.28	$1.88
	Low	1.82	1.11	0.78	0.86

2007	High	$3.53	$2.81	$3.66	$3.02
	Low	2.75	2.28	2.52	2.14

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

The table below presents our equity compensation plan information as of June 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,469,450	$3.33	1,049,230
Equity compensation plan not approved by security holders	225,000	$2.75	None

Total	1,694,450	$3.25	1,049,230

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

The 225,000 shares listed under “equity compensation plans not approved by security holders” represent an option to purchase 225,000 shares of the Company’s common stock granted to Fred B. Parks, the Company’s former Chairman and Chief Executive Officer, in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75 per share. The 225,000 share grant was fully vested on May 27, 2007. In connection with Mr. Park’s severance agreement, these options, along with all outstanding and fully vested options of Mr. Park’s were modified to allow them to continue to be exercisable until the earlier of (i) November 26, 2009; or (ii) the expiration date of such options.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended June 30,
	2008		2007	2006		2005	2004
	(in thousands, except per share data)
Statements of Operations Data:
Sales	$14,906		$21,317	$25,885		$25,813	$24,324
Cost of goods sold	6,893		13,893 (3)	8,995		7,810	9,047

Gross profit	8,013		7,424	16,890		18,003	15,277

Costs and Expenses:
Selling, general and administrative	11,767		11,086	12,940		11,643	12,338
Research and development	2,780		3,026	2,987		3,073	2,390
Amortization and impairment of identifiable intangible assets	71		2,244 (4)	194		164	164
Impairment of goodwill	10,193	(1)	—	—		—	—
Restructuring	—		—	—		—	(200	)(7)

Total costs and expenses	24,811		16,356	16,121		14,880	14,692

Operating earnings (loss)	(16,798)		(8,932)	769		3,123	585
Interest income, net	400		554	371		138	57

Earnings (Loss) before income taxes	(16,398)		(8,378)	1,140		3,261	642
Income tax (expense) benefit	(1,501	)(2)	4,859 (5)	(4,354	)(6)	424	286

Net earnings (loss)	$(14,897)		$(13,237)	$5,494		$2,837	$356

Basic:
Net earnings (loss) per common share	$(1.04)		$(0.92)	$0.38		$0.20	$0.03
Weighted average shares used in computing net earnings (loss) per share	14,337		14,332	14,319		14,279	14,015
Diluted:
Net earnings (loss) per common share	$(1.04)		$(0.92)	$0.38		$0.19	$0.02
Weighted average shares used in computing net earnings (loss) per share	14,337		14,332	14,369		14,759	14,649

	2008		2007	2006		2005	2004
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$11,031		$12,250	$11,054		$10,770	$7,604
Working capital	11,259		16,067	16,926		13,174	8,556
Total assets	17,480		32,653	43,898		39,106	36,172
Total liabilities	3,633		4,778	3,918		5,961	6,312
Shareholders’ equity	13,847		27,875	39,980		33,145	29,860

(1)	Represents a $10.2 million charge to fully impair our goodwill as of December 31, 2007.
(2)	Represents the reversal of our deferred tax liability of $1.6 million as a result of the impairment of our goodwill, partially offset by state taxes.
(3)	Includes the following non-cash charges as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter:

Inventory write-down	$213,000
Fixed asset impairment	178,000
Developed technology intangible asset impairment	4,044,000

$4,435,000

(4)	Includes the following non-cash charges as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter:

Trademark intangible asset impairment	$969,000
Customer base intangible asset impairment	991,000

$1,960,000

(5)	Includes a $4.8 million non-cash income tax expense to increase the valuation allowance to fully reserve our deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
(6)	Includes a $4.6 million non-cash income tax benefit to reduce the valuation allowance related to deferred tax assets.
(7)	Represents a fiscal 2003 fourth quarter restructuring charge related to a workforce reduction and facilities consolidation and subsequent $200,000 recovery in fiscal 2004 due to a reduction in the severance related liabilities.

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2008
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$4,351	$3,802		$3,092	$3,661
Gross profit	2,722	1,874		1,409	2,007
Loss before income taxes	(323)	(11,692	)(1)	(2,141)	(2,243)
Net Loss	(397)	(10,117	)(2)	(2,141)	(2,243)
Basic net loss per share	$(0.03)	$(0.71)		$(0.15)	$(0.16)
Diluted net loss per share	$(0.03)	$(0.71)		$(0.15)	$(0.16)

	Year Ended June 30, 2007
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$5,415	$6,011		$5,073	$4,818
Gross profit (loss)	3,005	3,566		2,709	(1,856	)(3)
Earnings (loss) before income taxes	(526)	204		(777)	(7,279	)(4)
Net earnings (loss)	(526)	147		(777)	(12,081	)(5)
Basic net earnings (loss) per share	$(0.04)	$0.01		$(0.05)	$(0.84)
Diluted net earnings (loss) per share	$(0.04)	$0.01		$(0.05)	$(0.84)

(1)	Includes a $10.2 million charge to fully impair our goodwill as of December 31, 2007.
(2)	In addition to (1) above, includes a $1.6 million income tax benefit as a result of the reversal of our deferred tax liability as a result of the impairment of the goodwill.
(3)	Includes the following non-cash charges as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter:

Inventory write-down	$213,000
Fixed asset impairment	178,000
Developed technology intangible asset impairment	4,044,000

$4,435,000

(4)	In addition to (3) above, includes the following non-cash charges as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter:

Trademark intangible asset impairment	$969,000
Customer base intangible asset impairment	991,000

$1,960,000

(5)	In addition to (3) and (4) above includes a $4.8 million non-cash income tax expense to increase the valuation allowance to fully reserve our deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the Targis® and CoolWave® names and our procedure kits under the recently approved CTC Advance™, CTC™, Targis and Prostaprobe™ names. All systems utilize the Company’s Cooled ThermoTherapy™ technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without general anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

We believe that third-party reimbursement is essential to the continued adoption of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to maintaining such reimbursement. We estimate that 60% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private-paying patients. As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy in the United States.

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. In calendar year 2008 the reimbursement rate for a hospital performing our treatment on an outpatient basis is approximately $550, and the reimbursement for the urologist performing the Cooled ThermoTherapy treatment is approximately $500 per procedure. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2008 for Cooled ThermoTherapy procedures performed in the urologist’s office is $3,118, which is subject to geographic adjustment. In January 2008, the CPT Code covering Cooled ThermoTherapy was once again added to the ASC list of Medicare approved procedures. Effective with this latest change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under the two-part system in which the ASC receives a fixed fee of $1,872 for calendar year 2008, while the urologist performing the treatment is reimbursed $547 for calendar year 2008.

For calendar 2009, CMS is proposing additional reductions in the physician fee schedule covering Cooled ThermoTherapy. The exact amount of the reduction has not yet been determined however, initial estimates were in the range of a 13 percent decrease. We are actively participating in the comment process related to the proposed reductions, have an active reimbursement strategy, and have retained consultative experts to assist us with dealing with the proposed reimbursement rate reductions.

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

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is (i) to educate both patients and physicians on the benefits of Cooled ThermoTherapy compared to other treatment options, (ii) to increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) to increase the number of physicians who provide Cooled ThermoTherapy to their patients, and (iv) to provide more physicians with access to Cooled ThermoTherapy through the use of third party mobile providers and our own Cooled ThermoTherapy mobile service in the United States.

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

Critical Accounting Policies and Estimates:

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay when determining the adequacy of the allowance. Accounts receivable are written-off after management determines they are uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Valuation of Identifiable Intangible Assets and Goodwill

We recorded a $10.2 million charge to fully impair our goodwill as of December 31, 2007. SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of our decline in stock price, coupled with recent negative operating results and further impairments of our other long-lived assets, we again tested the goodwill for impairment as of December 31, 2007. Based on this impairment test, we concluded that goodwill was fully impaired as of December 31, 2007. See Note 8 for a description of the goodwill impairment charge recorded in fiscal year 2008.

As of June 30, 2008, identifiable intangible assets consist of a customer base of $150,200 and patents of $16,600. In accordance with SFAS No. 144, we review identifiable intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable. These events include continued losses or a projection of continued losses, a significant decrease in the market value of an asset, or a change in the expected use of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information to the carrying amount of those assets. If impairment is identified for long-lived assets, discounted future cash flows are compared to the asset’s current carrying amount. Impairment is recorded when the carrying amount exceeds the discounted cash flows. At June 30, 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which resulted in asset impairment charges of $6,004,000 related to developed technologies, customer base, and trademarks. In addition, the remaining estimated useful life of the developed technologies and trademarks were reduced from 8.25 years to 2.5 years at June 30, 2007. At December 31, 2007, we took additional impairment charges of

$106,000 related to the Prostatron control units and Prostaprobe catheters as a result of declining sales projections for this product line. As a result, our developed technologies and trademark assets have been completely written off. The remaining balance of the customer base is being amortized using the straight-line method over the next 6.25 years, its estimated remaining useful life. The patent intangible assets relate to fees incurred for patents that have not yet been issued. We will begin amortization of these patent costs once the patents have been issued.

Sales Tax Accrual

We maintain an accrual for sales tax liabilities we discover. The amount of the accrual is based on finding from sales tax audits and correspondence with state taxing authorities which indicate we may owe sales tax on items previously considered exempt, charged at incorrect tax rates, or for items which were not taxed by our vendors and we failed to self assess the sales tax. The accrual amount also includes interest and penalties which will result from these finding. Any unanticipated changes in the factors used to determine the amount of the accrual based on continued discussions and negotiations with the various state taxing authorities could result in changes to the amount of sales tax accrual required.

Based on a recent sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, we believe we may have additional sales tax exposure in some states related to our mobile service business. As a result, we felt a liability was probable under Statement of Financial Accounting Standard (SFAS) No. 5 “Accounting for Contingencies” and increased our sales tax accrual by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we previously believed to be exempt. This change in accounting estimate resulted in an increase to our fiscal year 2008 net loss of $755,000 or $0.05 per diluted share.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reserve against deferred tax liabilities within the scheduled reversal period. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2008, we carried a valuation allowance of $39.2 million against our remaining net deferred tax assets.

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

Results of Operations

Fiscal Years Ended June 30, 2008 and 2007

Net Sales

Net sales decreased 30 percent to $14.9 million in fiscal 2008 from $21.3 million in fiscal 2007. The decrease in sales from fiscal 2007 is primarily due to reduced orders for procedure kits as a result of lost accounts, both direct and mobile, a reduction in the average order size of accounts, as well as our inability to meet demand for Prostaprobes as we awaited an end-of-life build from our supplier. Sales were also down as a result of continued turnover in our sales force, as well as disruptions in our mobile business from employee turnover.

During fiscal 2008, revenue from catheter sales to direct accounts constituted 53 percent of sales compared to 65 percent in the prior fiscal year, while our mobile treatments comprised 45 percent of total sales in fiscal 2008 compared to 33 percent in the prior year. The remaining one percent of our sales in fiscal 2008 were from sales of our control units and warranty service contracts.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for fiscal 2008 decreased to $6.9 million or 50 percent from $13.9 million in fiscal 2007, and is primarily due to the 30 percent decrease in sales from fiscal 2007 to fiscal 2008. Fiscal year 2007 includes a $4.2 million in asset impairment charges related to developed technologies and Prostatron fixed assets, and a $213,000 write-down of Prostatron inventory as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters.

Gross profit as a percentage of sales increased to 54% in fiscal 2008 from 35% in the prior fiscal year. Gross profit margin rates were lower by 21% in the prior fiscal year as a result of the asset impairment charges and inventory write-down in fiscal 2007 mentioned above. Excluding the asset impairment charges and inventory write-downs, gross profit as a percentage of sales was down approximately 2% in fiscal 2008 as compared to fiscal 2007 as a result of lower sales and production volume of our treatment catheters, which provide a smaller base to absorb our fixed manufacturing overhead costs and an increase in the number of mobile unit treatments as a percentage of sales, which have lower overall margins.

Selling, General & Administrative

Selling, general and administrative expenses in fiscal 2008 increased $681,000 or 6 percent to $11.8 million from $11.1 million in fiscal 2007. The increase in selling, general and administrative expense is largely the result of a $755,000 increase to our sales tax accrual as a result of a recent sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, in which we believe we may have additional sales tax exposure in some states related to our mobile service business. As a result, we felt it was probable under Statement of Financial Accounting Standard (SFAS) No. 5 “Accounting for Contingencies” to increase our sales tax reserve by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we previously believed to be exempt. In addition, there was a $568,000 increase in wages and benefits as a result of $520,000 of severance accruals recorded during the year for former Company executives, and a $258,000 increase in legal and audit expenses for special projects. These increases were partially offset by $940,000 decrease in sales and marketing expenses largely as a result of a $478,000 decrease in sales and marketing wages and a $224,000 decrease in travel and entertainment due to an average decrease in headcount during fiscal 2008, as well as an $189,000 decrease in commission expense as a result of reduced sales.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $2.8 million, or 8 percent at June 30, 2008 from $3.0 million at June 30, 2007. The decrease in research and development is mainly due to a $223,000 decrease in wages and benefits as a result of reduced headcount and a $57,000 decrease in consulting, partially offset by an approximate $101,000 increase in product testing and project materials related to our newest catheter, CTC Advance.

Amortization and Impairment of Identifiable Intangible Assets

Amortization and impairment of identifiable intangible assets decreased to $71,000 in fiscal 2008 compared to $2,244,000 in fiscal 2007. The decrease in amortization and impairment expense is the result of the implementation of an end-of-life plan at June 30, 2007 for the Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter. The current year impairment and amortization expense is a result of the write-off of our trademark intangible asset of $16,800, as well as the additional write-down of the customer base of $24,000 in December 2007, and continued amortization of our remaining customer base intangible asset over its remaining useful life of 6.25 years, as compared to asset impairment charges of $991,000 related to the Prostatron customer base and $969,000 related to the Prostatron trademarks in fiscal 2007.

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

Net Interest Income

Net interest income for fiscal 2008 decreased to $400,000 from $554,000 in the prior fiscal year. The decrease is due to lower cash and investment balances and lower interest rates.

Provision for Income Taxes

We recorded $1.5 million of income tax benefit for the fiscal year ended June 30, 2008 compared to an income tax expense of $4.9 million in fiscal 2007. The income tax benefit for the fiscal year ended June 30, 2008 is a result of a $1.6 million reversal of the deferred tax liability balance related to goodwill which was no longer necessary after the impairment of goodwill at December 31, 2007. This was partially offset by approximately $18,000 of tax expense mainly related to state taxes. The $4.8 million of tax expense at June 30, 2007 was to increase our valuation allowance to fully reserve our deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period based on management’s assessment of evidence, including the net loss in fiscal 2007. In addition to the $4.8 million of tax expense to increase our valuation allowance, we recorded $57,000 of income tax expense during the fiscal year related to state taxes.

Fiscal Years Ended June 30, 2007 and 2006

Net Sales

Net sales decreased to $21.3 million in fiscal 2007 from $25.9 million in fiscal 2006. The decrease in sales from fiscal 2006 was primarily due to reduced orders from our direct accounts, which includes both direct office and third party mobile accounts, as well as reduced average selling prices (ASP’s) for our disposable treatment catheters as a result of pricing pressures created by competition and reduced reimbursement rates. This decrease in sales from direct accounts was partially offset by an increase in sales of 86 percent from our mobile services that began operations in September 2005.

The introduction of our mobile services operations in September 2005 had a direct impact to our overall sales mix. During fiscal 2007, 65 percent of sales were derived from treatment catheters, compared to 82 percent in the prior fiscal year, while our mobile treatments comprised 33 percent of total sales in fiscal 2007 compared to 15 percent in the prior year. The remaining 2 percent of our sales in fiscal 2007 were from sales of our control units and warranty service contracts.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for fiscal 2007 increased to $13.9 million from $9.0 million in fiscal 2006. The increase in cost of goods sold was primarily due to $4.2 million in asset impairment charges related to developed technologies and Prostatron fixed assets, as well as a $213,000 write-down of Prostatron inventory as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter.

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

Selling, General & Administrative

Selling, general and administrative expenses for fiscal 2007 decreased $1.9 million or 14 percent to $11.1 million from $12.9 million in fiscal 2006. The decrease in selling, general and administrative expense was largely the result of a decrease in wages, benefits, commissions, and travel largely due to a decrease in our sales, the size of our sales force, and a decrease in advertising and promotional expense associated with the launch of the new CoolWave control unit. These expense reductions were partially offset by increased legal, audit and consulting fees when compared to fiscal 2006, as well as $121,000 of severance expense as a result of a 7% headcount reduction in June 2007.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, remained relatively flat at $3.0 million for both fiscal 2007 and 2006. Research and development expenses for fiscal 2007 related primarily to expenditures incurred in development of our next generation catheter, as compared with fiscal 2006 when expenditures related primarily to activities related to our next generation CoolWave control unit.

Amortization and Impairment of Identifiable Intangible Assets

Amortization and impairment of identifiable intangible assets increased to $2,244,000 in fiscal 2007 compared to amortization of $194,000 in fiscal 2006. The increase in amortization and impairment expense was the result of the implementation of an end-of-life plan at June 30, 2007 for the Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter. This decision resulted in asset impairment charges, in accordance with SFAS No. 144, of $991,000 related to the Prostatron customer base and $969,000 related to the Prostatron trademarks.

Net Interest Income

Net interest income for fiscal 2007 increased to $554,000 from $371,000 in the prior fiscal year. The increase was due to higher cash and investment balances and higher interest rates.

Provision for Income Taxes

We recorded $4.9 million of income tax expense for the fiscal year ended June 30, 2007, compared to an income tax benefit of $4.4 million in fiscal 2006. This increase was a result of our recording $4.8 million of tax expense at June 30, 2007 to increase our valuation allowance to fully reserve our deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. At the end of fiscal 2006, we had reduced our valuation allowance and recorded an income tax benefit of $4.6 million as we had determined that it was more likely than not that we would be able to realize a portion of our deferred tax assets in the future. At June 30, 2007 we increased our valuation allowance to fully reserve our deferred tax assets that would not reverse against deferred tax liabilities within the scheduled reversal period based on management’s assessment of evidence, including the net loss in fiscal 2007. In addition to the $4.8 million of tax expense to increase our valuation allowance, we also recorded $57,000 of income tax expense during fiscal 2007 related to state taxes.

Liquidity and Capital Resources

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of June 30, 2008, we had total cash and cash equivalents of $11.0 million compared to cash and cash equivalents of $12.3 million as of June 30, 2007. The decrease in cash and cash equivalents resulted primarily from our decreased sales in fiscal 2008 which contributed to a net operating loss of $14.9 million in fiscal 2008.

Cash Provided by Operating Activities

During fiscal 2008, we used $1.0 million of cash from operating activities compared to the generation of $1.5 million in fiscal 2007 primarily as a result of our net operating loss of $14.9 million. The net loss of $14.9 million included non-cash charges of $10.3 million of impairment charges related to goodwill and other identifiable intangible assets, $1.2 million of depreciation and amortization expense, and $830,000 of stock-based compensation expense, offset by a $1.5 million non-cash benefit from the reversal of the deferred tax liability. Changes in operating items contributed $2.9 million of operating cash flow for the period with accounts receivable decreasing $2.2 million as a result of lower sales and improved days sales outstanding, as well as an increase of $548,000 in accrued expenses and deferred income as a result of the sales tax accrual recorded in the fourth quarter of fiscal 2008, and increases in severance accruals for former Company executives, partially offset by decreases in legal and audit accruals. These increases in cash were partially offset by lower accounts payable of $174,000 due to the timing of purchases versus payments. The decrease in accounts payable is due to the receipts and payments of vendor goods and services.

Cash Used for Investing Activities

We used $213,000 for investing activities as a result of the purchase of property and equipment for leasehold improvements to our facilities and to support our manufacturing operations.

Cash Provided by Financing Activities

During fiscal 2007 we generated $39,000 from financing activities as a result of proceeds from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of June 30, 2008, our property and equipment, net, included approximately $1.4 million of control units used in evaluation or long-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

Future contractual commitments, including interest, that will affect cash flows are as follows (in thousands):

	2009	2010	2011
Building and equipment leases	$250	$257	$189

We believe our $11.0 million in cash and cash equivalents at June 30, 2008 will be sufficient to fund our operations, working capital and capital resources needs for at least the next 12 months. In addition, we believe the majority of our cash equivalents are secure as they are backed by United States Government Treasures. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.” FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Specifically under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective July 1, 2007 as required. The adoption of FIN 48 had no impact on our financial statements. See Note 6 for further details on the adoption of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us beginning on July 1, 2008. We do not expect the adoption of this statement to have any impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will impact financial statements at the acquisition date and in subsequent periods. We will be required to apply the new guidance to any business combinations completed on or after July 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for us beginning July 1, 2009. We do not expect the adoption of this statement to have any impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash equivalents instruments. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates and was not materially different from the quarter-end carrying value. Due to the nature of our cash equivalent instruments, we have concluded that we do not have a material market risk exposure.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in the Form 10-K:

Management’s Report on Internal Control over Financial Reporting

The Board of Directors and Shareholders

Urologix, Inc.:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and our Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2008.

*        *        *

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, KPMG LLP, regarding internal controls over financial reporting. Management’s report was not subject to attestation by KPMG LLP pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (the Company) as of June 30, 2008 and 2007, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 3 and 10 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on July 1, 2005, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of July 1, 2006.

/s/ KPMG LLP

Minneapolis, Minnesota

September 29, 2008

Urologix, Inc.

Balance Sheets

(In thousands, except per share data)

	June 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$11,031	$12,250
Accounts receivable, net of allowance of $153 and $224	1,773	4,071
Inventories	1,634	2,421
Prepaids and other current assets	115	40

Total current assets	14,553	18,782

Property and equipment:
Property and equipment	12,303	12,306
Less accumulated depreciation	(10,295)	(9,973)

Property and equipment, net	2,008	2,333
Other assets	752	1,034
Goodwill	—	10,193
Identifiable intangible assets, net	167	311

Total assets	$17,480	$32,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$774	$948
Accrued compensation	711	756
Deferred income	227	229
Other accrued expenses	1,582	782

Total current liabilities	3,294	2,715

Deferred tax liability	—	1,519
Deferred income	339	544

Total liabilities	3,633	4,778

Commitments and Contingencies (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 25,000 shares authorized; 14,383 and 14,333 shares issued and outstanding	144	143
Additional paid-in capital	113,413	112,545
Accumulated deficit	(99,710)	(84,813)

Total shareholders’ equity	13,847	27,875

Total liabilities and shareholders’ equity	$17,480	$32,653

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Operations

(In thousands, except per share data)

	For the Years Ended June 30
	2008	2007	2006
SALES	$14,906	$21,317	$25,885
COST OF GOODS SOLD	6,893	13,893	8,995

Gross profit	8,013	7,424	16,890

COSTS AND EXPENSES
Selling, general and administrative	11,767	11,086	12,940
Research and development	2,780	3,026	2,987
Amortization and impairment of identifiable intangible assets	71	2,244	194
Impairment of goodwill	10,193	—	—

Total costs and expenses	24,811	16,356	16,121

OPERATING EARNINGS (LOSS)	(16,798)	(8,932)	769
INTEREST INCOME	400	554	371

EARNINGS (LOSS) BEFORE INCOME TAXES	(16,398)	(8,378)	1,140
INCOME TAX EXPENSE (BENEFIT)	(1,501)	4,859	(4,354)

NET EARNINGS (LOSS)	$(14,897)	$(13,237)	$5,494

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC	$(1.04)	$(0.92)	$0.38

NET EARNINGS (LOSS) PER COMMON SHARE—DILUTED	$(1.04)	$(0.92)	$0.38

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	14,337	14,332	14,319

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	14,337	14,332	14,369

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2005	14,308	$143	$110,110	$(77,107)	$(1)	$33,145
Change in unrealized gains (losses) on investments	—	—	—	—	1	1
Net earnings	—	—	—	5,494	—	5,494

Comprehensive income	—	—	—	—	—	5,495
Stock options exercised	20	—	69	—	—	69
Income tax benefit related to employee stock options	—	—	1	—	—	1
Stock-based compensation	—	—	1,270	—	—	1,270

Balance, June 30, 2006	14,328	143	111,450	(71,613)	—	39,980
Cumulative effect adjustment as a result of the adoption of SAB 108				37		37
Net loss	—	—	—	(13,237)	—	(13,237)

Comprehensive loss	—	—	—	—	—	(13,237)
Stock options exercised	5	—	12	—	—	12
Stock-based compensation	—	—	1,083	—	—	1,083

Balance, June 30, 2007	14,333	143	112,545	(84,813)	—	27,875
Net loss	—	—	—	(14,897)	—	(14,897)

Comprehensive loss	—	—	—	—	—	(14,897)
Stock options exercised	50	1	38	—	—	39
Stock-based compensation	—	—	830	—	—	830

Balance, June 30, 2008	14,383	$144	$113,413	$(99,710)	$—	$13,847

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Statements of Cash Flows

(In thousands)

	For the Years Ended June 30
	2008	2007	2006
OPERATING ACTIVITIES
Net earnings (loss)	($14,897)	($13,237)	$5,494
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	1,191	2,260	2,014
Employee stock-based compensation expense	830	1,083	1,270
Impairment of goodwill and long-lived assets	10,299	6,004	—
Provision for bad debts	108	58	19
Deferred income taxes	(1,519)	4,842	(4,476)
Loss on disposal of assets	—	20	1
Change in operating assets and liabilities:
Accounts receivable	2,190	1,105	(1,010)
Inventories	172	(416)	(1,705)
Prepaids and other assets	207	398	450
Accounts payable	(174)	(427)	(158)
Accrued expenses and deferred income	548	(194)	(732)

Net cash (used for) provided by operating activities	(1,045)	1,496	1,167

INVESTING ACTIVITIES
Purchase of property and equipment	(213)	(312)	(953)
Proceeds from sales or maturities of investments	—	—	172

Net cash used for investing activities	(213)	(312)	(781)

FINANCING ACTIVITIES
Proceeds from stock option exercises	39	12	69

Net cash provided by financing activities	39	12	69

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,219)	1,196	455
CASH AND CASH EQUIVALENTS
Beginning of year	12,250	11,054	10,599

End of year	$11,031	$12,250	$11,054

Supplemental cash-flow information
Income taxes paid during the period	$35	$112	$93
Net carrying amount of inventory transferred to property and equipment	$615	$629	$813

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.

Notes to Financial Statements

1. Nature of Business

Description of Operating Activities

Urologix, Inc. (the “Company,” “Urologix,” “we”) develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the Targis,® Prostatron® and CoolWave ® names and our procedure kits under the CTC Advance™, CTC™, Targis and Prostaprobe™ names. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters. We have converted the majority of the Prostaprobe customers to our Coolwave or Targis platforms. However, we do have a limited number of customers for whom we have committed to perform an end-of-life build, after which we expect the remainder of these customers to convert to one of our other platforms. All systems utilize the Company’s Cooled ThermoTherapy technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at fair value upon the sale of goods or services to customers and are stated net of allowances for doubtful accounts.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider factors such as past experience, credit quality of the

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay when determining the adequacy of the allowance. Accounts receivable are written-off after management determines they are uncollectible.

Bad debt and sales returns provisions and accounts receivable write-offs for the years ended June 30, 2008, 2007 and 2006 were as follows (in thousands):

Years Ended	Beginning Balance	Provisions	Write-offs	Ending Balance
June 30, 2008	$224	$108	($179)	$153
June 30, 2007	238	8	(22)	224
June 30, 2006	167	74	(3)	238

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of (in thousands):

	June 30, 2008	June 30, 2007
Raw materials	$786	$1,306
Work-in-process	264	118
Finished goods	584	997

Total inventories	$1,634	$2,421

Goodwill and Identifiable Intangible Assets

We recorded a $10.2 million charge to fully impair our goodwill as of December 31, 2007. SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of our decline in stock price, coupled with recent negative operating results and further impairments of our other long-lived assets, we again tested the goodwill for impairment as of December 31, 2007. Based on this impairment test, we concluded that goodwill was fully impaired as of December 31, 2007. See Note 8 for a description of the goodwill impairment charge recorded in fiscal year 2008.

As of June 30, 2008, identifiable intangible assets consist of a customer base of $150,200 and patents of $16,600. In accordance with SFAS No. 144, we review identifiable intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining amount is not recoverable. These events include continued losses or a projection of continued losses, a significant decrease in the market value of an asset, or a change in the expected use of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information to the carrying amount of those assets. If impairment is identified for long-lived assets, discounted future cash flows are compared to the asset’s current carrying amount. Impairment is recorded when the carrying amount exceeds the discounted cash flows. See Note 4 for a description of asset impairment charges recorded in fiscal years 2008 and 2007.

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

Property and equipment, net consisted of the following (in thousands):

	June 30, 2008	June 30, 2007
Leasehold improvements, equipment, furniture and vehicles	$590	$750
Computer equipment	31	61
Control units	1,387	1,522

Total property and equipment, net	$2,008	$2,333

Other Assets

Other assets consist primarily of prepaid royalties resulting from patent licensing agreements. The agreements require us to pay a royalty on sales of Cooled ThermoTherapy products. Royalties are charged to cost of goods sold as sales are recognized.

Leases and Deferred Rent

We lease all of our office space. Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. As of June 30, 2008, all of our leases were accounted for as operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent. For any lease incentives we receive for items such as leasehold improvements, we record a deferred credit for the amount of the lease incentive and amortize it over the lease term, which may or may not equal the amortization period of the leasehold improvements in accordance with FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases.”

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

Warranty provisions and claims for the years ended June 30, 2008, 2007 and 2006 were as follows (in thousands):

Years Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance
June 30, 2008	$105	$(13)	$(52)	$40
June 30, 2007	$94	$100	$(89)	$105
June 30, 2006	$141	$92	$(139)	$94

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2008, we carried a valuation allowance of $39.2 million against our remaining net deferred tax assets.

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

	For the years ended June 30,
	2008	2007	2006
Weighted average common shares outstanding—basic	14,337	14,332	14,319
Dilutive effect of stock options	—	—	50

Weighted average common shares outstanding—diluted	14,337	14,332	14,369

The dilutive effect of stock options in the above table excludes 1.3 million, 1.3 million, and 1.1 million of options for which the exercise price was higher than the average market price for the years ended June 30, 2008, 2007 and 2006, respectively. In addition, dilutive potential common shares of 6,994 and 214 were excluded from diluted weighted average common shares outstanding for the year ended June 30, 2008 and 2007, respectively as they would be anti-dilutive due to our net loss for those years.

Research and Development Costs

Research and development costs are charged to expense as incurred.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

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

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.” FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Specifically under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective July 1, 2007 as required. The adoption of FIN 48 had no impact on our financial statements. See Note 6 for further details on the adoption of FIN 48.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will impact financial statements at the acquisition date and in subsequent periods. We will be required to apply the new guidance to any business combinations completed on or after July 1, 2009.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for us beginning July 1, 2009. We do not expect the adoption of this statement to have any impact on our financial statements.

3. Stock Options

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of June 30, 2008, we had reserved 4,450,910 shares of common stock under this plan, and 1,049,230 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

On February 25, 2008 our Interim Chief Executive Officer was granted an option to purchase 40,000 shares of the Company’s stock. The option is a non-qualified option which expires ten years from the grant date and vests 10,000 shares upon the date of grant, with an additional 10,000 shares vesting on the 30, 60, and 90 day anniversary of the grant date.

On June 24, 2008, our newly appointed Chief Executive Officer was granted an option to purchase 355,000 shares of the Company’s stock and 80,000 shares of restricted stock. The options granted, to the greatest extent possible, were issued as incentive stock options under Code Section 422 (the first $100,000 in value vesting in each year) with the remainder, granted as non-qualified stock options. All non-qualified options are immediately exercisable. If exercised before the vesting date, the Company will issue shares of restricted common stock subject to forfeiture until the vesting date of the corresponding option and subject to repurchase by the Company at the lower of (i) the original exercise price; or (ii) the fair market value of such shares upon forfeiture. Such incentive and non-qualified stock options expire ten years from the date of grant and vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. The restrictions on the restricted stock lapse as to 25 percent of the shares on each of the first four anniversaries of the date of grant.

In addition, during fiscal 2008 non-employee consultants were granted options to purchase a total of 52,500 shares of the Company’s stock. These options are non-qualified options which expire ten years from the grant date and become fully vested either based on performance criteria, or over periods ranging from three months from the date of grant to over 24 months from the date of grant provided the consultants are still providing services to the Company. As these options were granted to non-employees, in accordance with the Emerging Issues Task Force (EITF) 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” the value of these options will need to be determined at their vesting dates, rather than the date of grant, using the Black Scholes option pricing model and will be marked to market at each reporting date until they become fully vested.

In addition to the stock option plan described above, the Company’s former Chairman and Chief Executive Officer, Fred B. Parks, received an option to purchase 225,000 shares in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 share grant fully vested on May 27, 2007. In connection with Mr. Park’s severance agreement, these options, along with all outstanding and fully vested options of Mr. Park’s were modified to allow them to continue to be exercisable until the earlier of (i) November 26, 2009; or (ii) the expiration date of such options.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Under the terms of the original option grants, Mr. Park’s outstanding and fully vested options would have expired 30 days from the date of his termination of employment with the Company. This modification resulted in the Company recognizing approximately $4,500 of additional stock-based compensation during the year ended June 30, 2008.

On July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. As a result, our fiscal 2008, 2007 and 2006 results of operations reflect compensation expense for new stock options granted and vested under our stock incentive plan, and the unvested portion of previous stock option grants which vested during the year. Amounts recognized in the financial statements related to stock-based compensation for the fiscal years ended June 30, 2008, 2007 and 2006 were as follows (in thousands, except per share amounts):

	2008	2007	2006
Cost of goods sold	$127	$140	$78
Selling, general and administrative	580	777	1,051
Research and development	123	166	141

Total cost of stock-based compensation	830	1,083	1,270
Tax benefit of options issued	—	—	—

Total stock-based compensation, net of tax	$830	$1,083	$1,270

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For restricted stock awards, the fair value is calculated as the market price on date of grant and we amortize the fair value on a straight-line basis over the requisite service period of the award. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30 2008, 2007 and 2006 using the Black-Scholes option-pricing model:

	2008	2007	2006
Volatility	59.1%	69.4%	86.6%
Risk-free interest rate	3.6%	4.9%	4.1%
Expected option life	3 years	3 years	4 years
Stock dividend yield	—	—	—

A summary of our option activity for the fiscal year ended June 30, 2008 is as follows:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Outstanding as of June 30, 2008	Weighted-avg. Remaining Contractual Life	Weighted-avg. Exercise Price	Exercisable as of June 30, 2008	Weighted-avg. Exercise Price
$	— $ 2.43	603,000	8.43	$1.65	77,979	$1.27
	$2.44 $ 4.86	868,966	5.27	$3.52	725,295	$3.66
	$4.87 $ 7.29	73,687	4.88	$5.95	67,870	$6.00
	$7.30 $ 9.72	13,000	1.11	$8.81	13,000	$8.81
	$9.73 $12.15	12,500	2.51	$12.13	12,500	$12.13
	$12.16 $14.58	29,570	2.49	$13.00	29,307	$13.01
	$14.59 $17.01	10,000	3.35	$15.82	10,000	$15.82
	$17.02 $19.44	3,727	2.50	$18.93	3,727	$18.93

		1,614,450	6.31	$3.32	939,678	$4.29

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2007	1,121,134	$4.47		$—
Options granted	871,000	1.86
Options forfeited	(229,251)	3.13
Options expired	(98,433)	5.22
Options exercised	(50,000)	0.78

Outstanding at June 30, 2008	1,614,450	3.32	6.3	$99,943
Exercisable at June 30, 2008	939,678	4.29	5.3	$36,080

The aggregate intrinsic value in the table above is based on our closing stock price of $1.77 as of the last business day of the fiscal year ended June 30, 2008, which would have been received by the optionees had all options been exercised on that date. There is no aggregate intrinsic value for options outstanding or exercisable at June 30, 2007 as the price of our stock at June 30, 2007 was less than the exercise price of all options outstanding or exercisable.

The weighted average fair value of our options at their grant date was approximately $0.82, $1.42 and $3.16 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2008, 2007 and 2006 was $29,000, $4,000 and $15,000, respectively.

A summary of the status of our nonvested options as of June 30, 2008 is as follows:

	Number of Options	Weighted-avg. Grant- Date Fair Value
Nonvested at July 1, 2007	279,237	$1.98
Options granted	871,000	0.82
Options forfeited	(229,251)	1.55
Options vested	(246,214)	2.52

Nonvested at June 30, 2008	674,772	0.89

A summary of restricted stock award activity for the fiscal year ended June 30, 2008 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant- Date Fair Value
Nonvested at July 1, 2007	—	$—
Options granted	80,000	1.79
Options forfeited	—	—
Options vested	—	—

Nonvested at June 30, 2008	80,000	$1.79

As of June 30, 2008, total unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under our plan was $835,000 and $101,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.5 years for non-vested stock options and 4 years for restricted stock awards. The total fair value of options vested during the fiscal years ended June 30, 2008, 2007 and 2006 was $0.3 million, $0.9 million and $1.4 million, respectively. There were no restricted stock awards which vested in the fiscal years ending June 30, 2008, 2007 or 2006.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

4. Identifiable Intangible Assets, Net

Balances of identifiable intangible assets, net, were as follows (in thousands):

	As of June 30, 2008				As of June 30, 2007
	Carrying Amount	Accumulated Amortization	Impairment	Net	Carrying Amount	Accumulated Amortization	Impairment	Net
Developed technologies	$7,500	$3,391	$4,109	$—	$7,500	$3,375	$4,044	$81
Customer base	2,300	1,135	1,015	150	2,300	1,109	991	200
Trademarks	1,140	154	986	—	1,140	150	969	21
Patents	17	—	—	17	9	—	—	9

Total identifiable intangible assets, net	$10,957	$4,680	$6,110	$167	$10,949	$4,634	$6,004	$311

At June 30, 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which resulted in asset impairment charges of $6,004,000 related to developed technologies, customer base, and trademarks in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In addition, the remaining estimated useful life of the developed technologies and trademarks were reduced from 8.25 years to 2.5 years at June 30, 2007. The estimated remaining useful life of the customer base remained unchanged at 7.25 years. The patent intangible assets relate to fees incurred for patents that have not yet been issued. We will begin amortization of these patent costs once the patents have been issued. At December 31, 2007, we took additional impairment charges of $106,000 related to the Prostatron control units and Prostaprobe catheters as a result of declining sales projections for this product line. As a result, our developed technologies and trademark assets are now completely written off. Future annual amortization expense for the customer base is expected to be approximately $24,000 through September 2014, its estimated remaining useful life.

5. Other Accrued Expenses

Other accrued expenses were comprised of the following as of June 30 (in thousands):

	2008	2007
Accrued severance	$405	$146
Sales tax accrual	762	25
Other	415	611

Total other accrued expenses	$1,582	$782

Based on a recent sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, we believe we may have additional sales tax exposure in some states related to our mobile service business. As a result, we felt a liability was probable under Statement of Financial Accounting Standard (SFAS) No. 5 “Accounting for Contingencies” and increased our sales tax accrual by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we previously believed to be exempt. This change in accounting estimate resulted in an increase to our fiscal year 2008 net loss of $755,000 or $0.05 per diluted share.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

6. Income Taxes

The components of income tax expense (benefit) for each of the years in the three-year period ended June 30, 2008 consist of the following (in thousands):

	For the fiscal year ended June 30,
	2008			2007			2006
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$—	$(1,369)	($1,369)	$—	$4,158	$4,158	$48	$(3,836)	($3,787)
State	18	(150)	(132)	17	684	701	58	(624)	(567)

Total	$18	$(1,519)	$(1,501)	$17	$4,842	$4,859	$106	$(4,460)	$(4,354)

A reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit) is as follows:

	For the years ended June 30,
	2008	2007	2006
Federal statutory rate at 34 percent	$(5,575)	$(2,849)	$388
State taxes, net of federal tax expense (benefit) and state valuation allowance	(531)	11	38
Nondeductible expenses	41	49	(3)
Stock –based compensation	205	253	321
General business credits	—	(135)	—
Other	5	—	(24)
Change in valuation allowance	4,354	7,530	(5,074)

	$(1,501)	$4,859	$(4,354)

The components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2008	2007
Deferred Tax Assets:
Net operating loss carry forward	$33,301	$31,055
Definite-lived intangibles	3,922	2,038
Property, plant and equipment	—	2
Charitable contribution carryforward	—	—
AMT credit	93	91
Federal and state general business credits	822	837
Accrued expenses	853	595
Non-qualified stock-based compensation	331	245
Other	—	—

Gross deferred tax assets	39,322	34,863
Deferred Tax Liabilities:
Amortization of indefinite-lived intangibles	—	(1,610)
Property, plant and equipment	(113)	—

Gross deferred tax liabilities	(113)	(1,610)

Net deferred tax assets before valuation allowance	39,209	33,253
Less: valuation allowance	(39,209)	(34,772)

Total net deferred tax (liability)/asset	$—	$(1,519)

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

As of June 30, 2008 and June 30, 2007, the valuation allowance was $39.2 million and $34.8 million, respectively. Of these amounts, $535,000 as of June 30, 2008 and 2007 was attributable to increases in the net operating loss carry forwards resulting from the exercise of stock options. These amounts will be recorded as an increase to additional paid-in-capital if it is determined in the future that this portion of the valuation allowance is no longer required.

At June 30, 2008, the expiration dates and amounts of our net operating loss carryforwards and credits for federal income tax purposes are as follows:

Years expiring (in thousands)	Net Operating Loss	Credits
2008 - 2010	$5,758	$132
2011 - 2015	31,046	156
2016 - 2020	21,389	—
2021 - 2027	26,338	380

	$84,531	$668

We also have a credit for alternative minimum tax of approximately $93,000 that has no expiration date.

We adopted FIN 48 effective July 1, 2007 as required. As of July 1, 2007, we believed we had approximately $35,000 of unrecognized tax benefits related to state tax liabilities which would favorably impact the effective income tax rate in any future period, if recognized. Included in the amount of unrecognized benefits was accrued interest and penalties of approximately $15,000. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. After further analysis of our state tax liabilities we reduced our FIN 48 liability to zero at June 30, 2008.

We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1993. Income tax examinations we may be subject to for the various state taxing authorities vary by jurisdiction.

7. Deferred Income

Deferred income as of June 30 consisted of the following (in thousands):

	2008	2007
Deferred royalty income	$524	$708
Deferred warranty service income	42	65

Total deferred income	$566	$773

Deferred royalty income consists of a prepaid non-exclusive license previously granted to a third party for the use of certain of our technologies. Deferred royalty income is recognized as the greater of amounts due based on actual sales or amortization of the license fee over the remaining license period of four years.

Deferred revenue for prepayments made to us on warranty service contracts is recognized over the contract period ranging from 12 to 24 months.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

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

Leases

The Company leases its facility and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2011. Rent expense related to operating leases was approximately $226,000, $342,000, and $330,000 for the years ended June 30, 2008, 2007 and 2006, respectively. Future minimum annual lease commitments under noncancelable operating leases with initial terms of one year or more are $250,000 in fiscal 2009, $257,000 in fiscal 2010, and $189,000 in fiscal 2011.

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

10. Cumulative Effect Adjustment Upon Adoption of SAB 108

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

Prior to the adoption of SAB 108, we quantified misstatements using the income statement approach. We do not believe that any of the errors included in the table below are material under the income statement approach. However, using the balance sheet approach upon the adoption of SAB 108, we have determined that the

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

quantitative errors aggregating approximately $37,000 that existed as of June 30, 2006 are individually material to the fiscal 2006 financial statements. As permitted, when first applying the guidance in SAB 108, prior periods were not restated. The cumulative effect of the initial application of SAB 108 for quantification and correction of the error is included in the accumulated deficit as of July 1, 2006 in the accompanying balance sheet.

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

	2008	2007	2006
United States	$14,800	$21,091	$25,609
Europe	22	57	94
Asia	5	137	94
Canada	70	25	56
Other	9	7	32

Total	$14,906	$21,317	$25,885

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s Chief Executive Officer, Stryker Warren, Jr., and Controller and Director of Finance, Rebecca J. Weber have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their review, they have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s internal control report is included in this report under Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item is contained in the following sections of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference: Election of Directors, Information Regarding Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance, and Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is contained in the following sections of the Company’s 2008 Proxy Statement and is incorporated herein by reference: Executive Compensation, Compensation of Directors, and Employment and Change in Control Arrangements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item with respect to Item 403 of Regulation S-K is contained in the following sections of the Company’s 2008 Proxy Statement and is incorporated herein by reference: Security Ownership of Principal Shareholders and Management. The information required under this item with respect to Item 201(d) of Regulation S-K is contained in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item is contained in the following sections of the Company’s 2008 Proxy Statement and is incorporated herein by reference: Certain Relationships and Related Persons Transactions, Policy Regarding Transactions with Related Persons, and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the following sections of the Company’s 2008 Proxy Statement and is incorporated herein by reference: Independent Registered Public Accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) Documents filed as part of this report.

(1) Financial Statements.

The financial statements of the Company are set forth at Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2) Financial Statement Schedules for years ended June 30, 2008, 2007 and 2006.

None.

(b) Exhibits.

Exhibit Number	Document	Incorporated by Reference To:
3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of Urologix, Inc., as amended on December 5, 2006.	Exhibit 3.2 of the Company’s Form 8-K dated December 5, 2006.

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed January 16, 1997.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan, as amended through June 21, 2008	Attached hereto.

10.2	Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995	Exhibit 10.5 of the Company’s 1996 Registration Statement.

10.3	Amendment of Lease Agreement dated October 4, 2002 between Parkers Lake I Realty Corp. and the Company.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

10.4	Tenth Amendment to Lease dated October 22, 2007 between Urologix, Inc. and Parkers Lake I Realty LLC.	Exhibit 10.1 to Current Report on Form 8-K dated October 22, 2007.

10.5	Letter Agreement between Urologix, Inc. and Fred B. Parks dated February 22, 2008 and effective February 25, 2008	Exhibit 10.1 to Current Report on Form 8-K dated February 25, 2008.

10.6	Letter Agreement between Urologix, Inc. and Elissa J. Lindsoe dated April 15, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated April 15, 2008.

10.7	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Stryker Warren Jr. dated June 24, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated June 24, 2008.

10.8	Letter Agreement Regarding Change In Control Benefits between Urologix, Inc. and Stryker Warren Jr. dated June 24, 2008.	Exhibit 10.2 to Current Report on Form 8-K dated June 24, 2008.

10.9	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Gregory Fluet dated July 14, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated July 14, 2008.

10.10	Letter Agreement Regarding Change In Control Benefits between Urologix, Inc. and Gregory Fluet dated July 14, 2008.	Exhibit 10.2 to Current Report on Form 8-K dated July 14, 2008.

Exhibit Number	Document	Incorporated by Reference To:
10.11	Letter Agreement between Urologix, Inc. and Kirsten Doerfert dated August 1, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated August 1, 2008.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Attached hereto.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

31.2	Certification of Controller and Director of Finance (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. §1350.	Attached hereto.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 29, 2008	UROLOGIX, INC.

	By:	/s/ STRYKER WARREN, JR.
Stryker Warren, Jr., Chief Executive Officer
(principal executive officer)

Each person whose signature appears below hereby constitutes and appoints Stryker Warren, Jr. and Rebecca J. Weber, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on September 29, 2008.

Signature	Title

/s/ STRYKER WARREN, JR. Stryker Warren, Jr.	Chief Executive Officer and Director (principal executive officer)

/s/ REBECCA J. WEBER Rebecca J. Weber	Controller and Director of Finance (principal financial officer and principal accounting officer)

/s/ MITCHELL DANN Mitchell Dann	Director

/s/ JERRY C. CIRINO Jerry C. Cirino	Director

/s/ SIDNEY W. EMERY, JR. Sidney W. Emery, Jr.	Director

/s/ DANIEL J. STARKS Daniel J. Starks	Director

/s/ GUY C. JACKSON Guy C. Jackson	Director

/s/ WILLIAM M. MOORE William M. Moore	Director