Form 10-Q
period 2008-09-30
UROLOGIX INC
filed 2008-11-14
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2008, the Company had outstanding 14,463,350 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	September 30, 2008	June 30, 2008
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$9,197	$11,031
Accounts receivable, net of allowances of $98 and $153, respectively	1,401	1,773
Inventories	1,627	1,634
Prepaids and other current assets	291	115

Total current assets	12,516	14,553

Property and equipment:
Machinery, equipment and furniture	12,258	12,303
Less accumulated depreciation	(10,416)	(10,295)

Property and equipment, net	1,842	2,008
Other assets	714	752
Other intangible assets, net	161	167

Total assets	$15,233	$17,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$594	$774
Accrued compensation	351	711
Deferred income	257	227
Other accrued expenses	1,048	1,582

Total current liabilities	2,250	3,294
Deferred income	293	339

Total liabilities	2,543	3,633

COMMITMENTS AND CONTINGENCIES (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,383 shares issued and outstanding	144	144
Additional paid-in capital	113,530	113,413
Accumulated deficit	(100,984)	(99,710)

Total shareholders’ equity	12,690	13,847

Total liabilities and shareholders’ equity	$15,233	$17,480

(*)	The Balance Sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Sales	$2,655	$4,351
Cost of goods sold	1,484	1,629

Gross profit	1,171	2,722

Costs and expenses:
Selling, general and administrative	1,829	2,501
Research and development	622	678
Amortization of identifiable intangible assets	6	9

Total costs and expenses	2,457	3,188

Operating loss	(1,286)	(466)
Interest income, net	46	143

Loss before taxes	(1,240)	(323)
Provision for income tax expense	34	74

Net loss	$(1,274)	$(397)

Net loss per common share—basic	$(0.09)	$(0.03)

Net loss per common share—diluted	$(0.09)	$(0.03)

Weighted average number of shares used in basic per share calculations	14,383	14,333

Weighted average number of shares used in diluted per share calculations	14,383	14,333

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Operating Activities:
Net loss	$(1,274)	$(397)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	287	278
Provision for bad debts	1	7
Employee stock-based compensation expense	117	225
Deferred income taxes	—	74
Change in operating items:
Accounts receivable	371	408
Inventories	(92)	(4)
Prepaids and other assets	(138)	(189)
Accounts payable	(180)	(196)
Accrued expenses and deferred income	(910)	(414)

Net cash used in operating activities	(1,818)	(208)

Investing Activities:
Purchase of property and equipment	(16)	(62)

Net cash used in investing activities	(16)	(62)

Financing Activities:
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(1,834)	(270)
Cash and cash equivalents:
Beginning of period	11,031	12,250

End of period	$9,197	$11,980

Supplemental cash-flow information
Net carrying amount of inventory transferred to property and equipment	$99	$129

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2008

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2008 and the statements of operations and cash flows for the three-month periods ended September 30, 2008 and 2007 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2008.

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

September 30, 2008

(Unaudited)

4.	Stock-Based Compensation

We have a stock option plan that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of September 30, 2008, we had reserved 4,450,910 shares of common stock under this plan, and 1,009,613 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

On July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” using the modified prospective method. As a result, our results of operations for the three month periods ended September 30, 2008 and 2007 reflect compensation expense recognized over the requisite service period for new stock options granted since July 1, 2005, and the unvested portion of stock option grants made prior to July 1, 2005 which vested during those periods. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands):

	Three months ended September 30,
	2008	2007
Cost of goods sold	$7	$32
Selling, general and administrative	99	167
Research and development	11	26

Total cost of stock-based compensation	$117	$225
Tax benefit of options issued	—	—

Total stock-based compensation, net of tax	$117	$225

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended September 30, 2008 and 2007 using the Black-Scholes option-pricing model:

	2008	2007
Volatility	55.4%	62.7%
Risk-free interest rate	2.7%	4.7%
Expected option life	3.0 years	3.1 years
Stock dividend yield	—	—

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2008

(Unaudited)

A summary of our option activity for the three-month period ended September 30, 2008 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2008	1,614,450	$3.32		$107,013
Options granted	253,000	1.84
Options forfeited	(138,106)	2.06
Options expired	(75,277)	6.00
Options exercised	—	—

Outstanding at September 30, 2008	1,654,067	3.08	7.4	$27,773
Exercisable at September 30, 2008	901,072	4.09	5.5	$16,125

The aggregate intrinsic value in the table above is based on our closing stock price of $1.79 and $1.21 as of the last business day of July 1, 2008 and September 30, 2008, respectively, which would have been received by the optionees had all in-the-money options been exercised on such dates.

A summary of restricted stock award activity for the three-month period ended September 30, 2008 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Nonvested at July 1, 2008	80,000	$1.79
Options granted	—	—
Options forfeited	—	—
Options vested	—	—

Nonvested at September 30, 2008	80,000	$1.79

As of September 30, 2008, total unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under our plan was $828,000 and $93,000 respectively. That cost is expected to be recognized over a weighted-average period of 2.7 years for non-vested stock options and 3.7 years for restricted stock awards.

5.	Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive, were 14,383 and 14,333 at September 30, 2008 and 2007, respectively.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2008

(Unaudited)

The dilutive effect of stock options excludes approximately 1,599,786 and 1,271,000 shares for the three-month periods ended September 30, 2008 and 2007, respectively of options for which the exercise price was higher than the average market price. In addition, 31,528 and zero of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three-month periods ended September 30, 2008 and 2007 respectively, as they would be anti-dilutive due to our net loss for such periods.

6.	Inventories

Inventories consisted of the following as of (in thousands):

	September 30, 2008	June 30, 2008
Raw materials	$814	$786
Work in process	279	264
Finished goods	534	584

Total inventories	$1,627	$1,634

7.	Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	September 30, 2008	June 30, 2008
Accrued severance	$366	$405
Sales tax accrual	365	762
Other	317	415

Total other accrued expenses	$1,048	$1,582

Based on a recent sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, we believed we may have additional sales tax exposure in some states related to our mobile service business. As a result, we felt a liability was probable under Statement of Financial Accounting Standard (SFAS) No. 5 “Accounting for Contingencies” and increased our sales tax accrual by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we believed to be exempt. As a result of new information obtained subsequent to June 30, 2008, which indicates that we will not owe as much sales tax as previously estimated, we reduced our sales tax accrual by approximately $396,000 to $365,000 at September 30, 2008, resulting in a reduction in our selling, general and administrative expenses for the three-month period ended September 30, 2008.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2008

(Unaudited)

8.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) on July 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of June 30, 2008, the liability for gross unrecognized tax benefits was an immaterial amount. During the three months ended September 30, 2008, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1993. Income tax examinations we may be subject to for the various state taxing authorities vary by jurisdiction.

9.	Warranty

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

Warranty provisions and claims for the three-month periods ended September 30, 2008 and 2007 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1,	Warranty Provisions (Reductions)	Warranty Claims	Ending Balance at September 30,
2009	$40	$1	$(13)	$28
2008	$105	$(44)	$(16)	$45

10.	Commitments and Contingencies

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

11.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2008

(Unaudited)

for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair value measures in financial statements. The provisions under SFAS No. 157 were effective for us beginning on July 1, 2008. The adoption of this statement had no impact on our financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for us beginning on July 1, 2008. The adoption of this statement had no impact on our financial statements.

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

In October 2008, the FASB issued FSP no. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 28, 2008. The implementation of FAS 157-3 had no impact on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: the impact of competitive treatments, products and pricing; our ability to develop and market new products and services, including the Urologix-owned Cooled ThermoTherapy™ mobile service and the CoolWave™ control unit and our ability to generate revenue from new products such as CTC Advance™; our dependence upon third-party reimbursement for our products and reimbursement rates for Cooled ThermoTherapy; our dependence on Cooled ThermoTherapy for all of our revenues; approval by the FDA of our products, and compliance with FDA requirements for the manufacture, labeling, marketing and sale of our products; the rate of adoption by the medical community of Cooled ThermoTherapy products and the effectiveness of our sales organization and marketing efforts to the medical and patient community; our limited experience in manufacturing some of our products and our dependence upon third-party suppliers to produce and supply products; our ability to successfully defend our intellectual property against infringement and the expense associated with that effort; product liability claims inherent in the testing, production, marketing and sale of medical devices; product recalls which could harm our reputation and business; and our ability to obtain additional financing if needed on reasonable terms. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three-month periods ended September 30, 2008 and 2007. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2008.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its outpatient facility, $3,026 in calendar year 2009 compared to $2,879 in calendar year 2008, although the rate varies depending on a wage index and other factors for each region. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $587 per procedure.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2009 for Cooled ThermoTherapy procedures performed in the urologist’s office is $2,551 compared to $3,118 in calendar 2008, which is subject to geographic adjustment.

In January 2008, the CPT Code covering Cooled ThermoTherapy was once again added to the Ambulatory Surgical Centers (ASC) list of Medicare approved procedures. Effective with this change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under the two-part system in which the ASC receives a fixed fee of $1,849 for calendar year 2009, as compared to $1,872 in calendar 2008, while the urologist performing the treatment is reimbursed approximately $587 for calendar year 2009.

We have an active reimbursement strategy, and have retained consultative experts to assist us with reimbursement matters, including the reimbursement rate reductions for calendar year 2009.

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

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) educate both patients and physicians on the benefits of Cooled ThermoTherapy compared to other treatment options, (ii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) increase the number of physicians who provide Cooled ThermoTherapy to their patients, and (iv) provide more physicians with access to Cooled ThermoTherapy through the use of third party mobile providers and our own Cooled ThermoTherapy mobile service in the United States.

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

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2008. At September 30, 2008, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, product warranty, inventories, sales tax accrual, income taxes, and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2008 were $2.7 million compared to $4.4 million during the same period of the prior fiscal year. The $1.7 million or 39 percent decrease in net sales in the three-month period ended September 30, 2008 is primarily attributable to reduced orders from our direct office accounts and third-party mobiles, as well as a reduction in the number of treatments performed by our Urologix-owned Cooled ThermoTherapy mobile service. The reduction in orders for direct accounts and third-party mobiles is a result of a reduction in the number of accounts ordering and a reduction in the size of orders. The decrease in procedures performed by our Urologix mobile is due to a decrease in treatment volume of some accounts, lost accounts, transferring some accounts to third-party mobiles and disruption in some of the mobile routes.

During the first quarter of fiscal 2009, 32 percent of sales were derived from treatment catheter sales to direct accounts, compared to 47 percent in the prior fiscal year, while third party mobile revenue represented 14 percent of overall revenue compared to 13 percent in the prior fiscal year. Revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 50 percent of overall revenue in the current quarter compared to 40 percent of revenues in the first quarter of fiscal 2008.

Cost of Goods Sold and Asset Impairments and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three-month period ended September 30, 2008 decreased by $145,000 or nine percent to $1.5 million from $1.6 million during the three-month period ended September 30, 2007. The decrease in costs of goods sold is a result of lower sales partially offset by under absorbed manufacturing expenses of approximately $210,000.

Gross profit as a percentage of sales for the three-month period ended September 30, 2008 decreased to 44 percent from 63 percent in the three-month period ended September 30, 2007. The 19 percentage point decrease in gross margin is primarily due to higher manufacturing and overhead rates as well as $210,000 of under absorbed manufacturing expenses mentioned above as a result of decreased production due to the lower sales.

Selling, General & Administrative

Selling, general and administrative expenses decreased $672,000 or 27 percent to $1.8 million for the three-month period ended September 30, 2008 from $2.5 million in the same period of fiscal year 2008. The decrease in expense is primarily the result of the reversal of $396,000 of the $755,000 sales tax reserve recorded in the fourth quarter of fiscal 2008 as a result of new information obtained subsequent to June 30, 2008, which indicates that we will not owe as much sales tax as previously estimated. In addition, sales and marketing expenses decreased by approximately $275,000 due to an $106,000 decrease in commissions as a result of the lower sales, $100,000 decrease in stock-based compensation expense due to forfeitures and less options issued and at lower fair market values, as well as an approximate $83,000 decrease in advertising, promotions, conventions and meetings expenses.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased $56,000 or 8 percent to $622,000 from $678,000 for the three-month period ended September 30, 2008 compared to the same period of the prior fiscal year. The decrease in expenses resulted primarily from an approximate $140,000 decrease in product testing related to the completion of work on CTC Advance, as well as an approximate $56,000 decrease in wages due to decreased number of personnel, as well as overall decreases in most other areas of research and development. These decreases were substantially offset by an increase of approximately $193,000 in consulting and professional services as a result of turnover in the area.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets decreased to $6,000 for the three-month period ended

September 30, 2008 from $9,000 in the same period of fiscal year 2008. The decrease in amortization expense is due to the fact that during the first quarter of fiscal 2008 we were still amortizing our trademark intangible asset and our customer base intangible asset at a higher net book value. The trademark intangible asset was subsequently written off and our customer base intangible asset further impaired by $24,000 during the second quarter of fiscal 2008 as a result of reduced sales projections for the Prostatron product line. The current quarter amortization expense relates only to the amortization of the customer base intangible asset over its remaining useful life of 6 years.

Net Interest Income

Net interest income for the three-month period ended September 30, 2008 decreased to $46,000 from $143,000 in the same period of the prior fiscal year. The decrease is due to lower cash balances and lower interest rates.

Provision for Income Taxes

We recorded $34,000 of tax expense in the first quarter of fiscal 2009 compared to $74,000 in the first quarter of fiscal 2008. The prior year income tax expense related to the deferred tax liability which could not be offset against definite-lived deferred tax assets resulting from the amortization of goodwill for tax purposes. The decrease in the income tax expense in the current period is due to the subsequent reversal of the indefinite-lived deferred tax liability related to goodwill, which was no longer necessary after the impairment of goodwill at December 31, 2007. Our tax expense in the current year period primarily relates to state taxes. At September 30, 2008, we continued to carry a full valuation allowance of $40.9 million against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings. As of September 30, 2008, we had total cash and cash equivalents of $9.2 million compared to $11.0 million as of June 30, 2008. Working capital decreased to $10.3 million at September 30, 2008 from $11.3 million at June 30, 2008. The decrease in working capital is primarily due to the $1.8 million decrease in the cash balance, partially offset by the $1.0 million decrease in other current liabilities.

During the three months ended September 30, 2008, we used $1.8 million of cash for operating activities compared to $208,000 for the three months ended September 30, 2007. The decrease in the net operating cash flows of $1.6 million is largely due to the year-to-date net loss of $1.3 million, as well as the decrease in accrued expenses. The net loss of $1.3 million included non-cash charges of $287,000 of depreciation and amortization expense, and $117,000 of stock-based compensation expense. Changes in operating items resulted in the use of $949,000 of operating cash flow for the period with lower accrued expense and deferred income of $910,000, accounts payable of $180,000, and prepaid and other assets increasing by $138,000, partially offset by a decrease in accounts receivable of $371,000. The decrease in accrued expenses and deferred income resulted mainly from the reduction in the sales tax accrual, the payment of severance accruals and the payment of fiscal 2008 year end sales commissions during fiscal 2009 which were based primarily on higher sales volumes in the month ended June 30, 2008 compared to the month ended September 30, 2008. The decrease in accounts payable is due to the timing of purchases versus payments. The increase in prepaids and other current assets is largely due to the prepayment of insurance premiums for fiscal 2009 at the beginning of the first quarter. The decrease in accounts receivable is due to decreased sales.

During the three months ended September 30, 2008, we used $16,000 for investing activities to purchase property and equipment to support our operations.

During the three months ended September 30, 2008, no cash was generated by or used for financing activities.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of September 30, 2008, our property and equipment, net, included approximately $1.3 million of control units used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

We believe our $9.2 million in cash and cash equivalents at September 30, 2008 will be sufficient to fund our working capital and capital resources needs for fiscal 2009. In addition, we believe our cash equivalents are secure as substantially all are backed by United States Government Treasuries. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair value measures in financial statements. The provisions under SFAS No. 157 were effective for us beginning on July 1, 2008. The adoption of this statement had no impact on our financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for us beginning on July 1, 2008. The adoption of this statement had no impact on our financial statements.

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

In October 2008, the FASB issued FSP no. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 28, 2008. The implementation of FAS 157-3 had no impact on our financial statements.

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

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2008. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

/s/ Stryker Warren, Jr.
Stryker Warren, Jr.
Chief Executive Officer
(Principal Executive Officer)

/s/ Rebecca J. Weber
Rebecca J. Weber
Controller and Director of Finance
(Principal Financial and Accounting Officer)

Date November 14, 2008