Form 10-Q
period 2008-12-31
UROLOGIX INC
filed 2009-02-13
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 1, 2009, the Company had outstanding 14,473,350 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2008	June 30, 2008
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$8,532	$11,031
Accounts receivable, net of allowances of $96 and $153, respectively	1,486	1,773
Inventories	1,683	1,634
Prepaids and other current assets	220	115

Total current assets	11,921	14,553

Property and equipment:
Machinery, equipment and furniture	11,997	12,303
Less accumulated depreciation	(10,322)	(10,295)

Property and equipment, net	1,675	2,008
Other assets	664	752
Other intangible assets, net	155	167

Total assets	$14,415	$17,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$731	$774
Accrued compensation	453	711
Deferred income	235	227
Other accrued expenses	973	1,582

Total current liabilities	2,392	3,294
Deferred income	247	339

Total liabilities	2,639	3,633

COMMITMENTS AND CONTINGENCIES (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,393 and 14,383 shares issued and outstanding	144	144
Additional paid-in capital	113,684	113,413
Accumulated deficit	(102,052)	(99,710)

Total shareholders’ equity	11,776	13,847

Total liabilities and shareholders’ equity	$14,415	$17,480

(*)	The Balance Sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Sales	$3,386	$3,802	$6,040	$8,153
Cost of goods sold and asset impairments	1,572	1,928	3,055	3,557

Gross profit	1,814	1,874	2,985	4,596

Costs and expenses:
Selling, general and administrative	2,239	2,612	4,068	5,112
Research and development	631	835	1,253	1,514

Amortization and impairment of identifiable intangible assets	6	50	12	59

Impairment of goodwill	—	10,193	—	10,193

Total costs and expenses	2,876	13,690	5,333	16,878

Operating loss	(1,062)	(11,816)	(2,348)	(12,282)
Interest income, net	6	124	52	267

Loss before taxes	(1,056)	(11,692)	(2,296)	(12,015)
Provision for income tax expense (benefit)	12	(1,575)	46	(1,501)

Net loss	$(1,068)	$(10,117)	$(2,342)	$(10,514)

Net loss per common share—basic	$(0.07)	$(0.71)	$(0.16)	$(0.73)

Net loss per common share—diluted	$(0.07)	$(0.71)	$(0.16)	$(0.73)

Weighted average number of shares used in basic per share calculations	14,385	14,333	14,384	14,333

Weighted average number of shares used in diluted per share calculations	14,385	14,333	14,384	14,333

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007
Operating Activities:
Net loss	$(2,342)	$(10,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532	583
Impairment of long-lived assets and goodwill	—	10,299
Provision for bad debts	3	42
Employee stock-based compensation expense	263	436
Deferred income taxes	—	(1,519)
Change in operating items:
Accounts receivable	284	1,320
Inventories	(192)	55
Prepaids and other assets	(17)	(34)
Accounts payable	(43)	(239)
Accrued expenses and deferred income	(951)	(477)

Net cash used in operating activities	(2,463)	(48)

Investing Activities:
Purchase of property and equipment	(44)	(85)

Net cash used in investing activities	(44)	(85)

Financing Activities:
Proceeds from stock option exercises	8	—

Net cash provided by financing activities	8	—

Net decrease in cash and cash equivalents	(2,499)	(133)
Cash and cash equivalents:
Beginning of period	11,031	12,250

End of period	$8,532	$12,117

Supplemental cash-flow information

Net carrying amount of inventory transferred to property and equipment	$143	$239

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2008

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet, as of December 31, 2008, and the statements of operations and cash flows for the three and six month periods ended December 31, 2008 and 2007 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2008.

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

December 31, 2008

(Unaudited)

4.	Stock-Based Compensation

We have a stock option plan that provides for the grant of stock options, restricted stock, deferred stock and stock appreciation rights to employees, directors and consultants. As of December 31, 2008, we had reserved 4,450,910 shares of common stock under this plan, and 903,938 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting  1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically are granted an option to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire ten years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

On July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” using the modified prospective method. As a result, our results of operations for the three and six-month periods ended December 31, 2008 and 2007 reflect compensation expense recognized over the requisite service period for new stock options granted since July 1, 2005, and the unvested portion of stock option grants made prior to July 1, 2005 which vested during those periods. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Cost of goods sold	$11	$27	$18	$59
Selling, general and administrative	127	160	226	327
Research and development	8	24	19	50

Total cost of stock-based compensation	$146	$211	$263	$436
Tax benefit of options issued	—	—	—	—

Total stock-based compensation, net of tax	$146	$211	$263	$436

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-month periods ended December 31, 2008 and 2007 using the Black-Scholes option-pricing model:

	2008	2007
Volatility	58.7%	61.5%
Risk-free interest rate	2.4%	4.6%
Expected option life	3.1 years	3.1 years
Stock dividend yield	—	—

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2008

(Unaudited)

A summary of our option activity for the six-month period ended December 31, 2008 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2008	1,614,450	$3.32		$107,013
Options granted	397,000	1.46
Options forfeited	(150,014)	2.06
Options expired	(101,694)	5.35
Options exercised	—	—

Outstanding at December 31, 2008	1,749,742	2.90	7.4	—
Exercisable at December 31, 2008	937,138	3.91	5.6	—

The aggregate intrinsic value in the table above is based on our closing stock price of $1.79 and $0.55 as of the last business day of July 1, 2008 and December 31, 2008, respectively, which would have been received by the optionees had all in-the-money options been exercised on that date.

A summary of restricted stock award activity for the six-month period ended December 31, 2008 is as follows:

	Number of Shares Underlying Restricted Stock Awards	Weighted-avg. Grant- Date Fair Value
Nonvested at July 1, 2008	80,000	$1.79
Shares granted	—	—
Shares forfeited	—	—
Shares vested	—	—

Nonvested at December 31, 2008	80,000	$1.79

As of December 31, 2008, total unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under our plan was $723,000 and $87,000 respectively. That cost is expected to be recognized over a weighted-average period of 2.5 years for non-vested stock options and 3.5 years for restricted stock awards.

5.	Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2008

(Unaudited)

that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 14,385 and 14,333, respectively, for the three month periods ended December 31, 2008 and 2007, and 14,384 and 14,333, respectively, for the six month periods ended December 31, 2008 and 2007.

The dilutive effect of stock options excludes approximately 1.6 million and 1.3 million, respectively, for the three and six-month periods ended December 31, 2008 and 2007 of options for which the exercise price was higher than the average market price. In addition, 19,322 potentially dilutive stock options, where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the six-month period ended December 31, 2008 as they would be anti-dilutive due to our net loss for such period. There was a nominal amount of potentially dilutive stock options for the three-month period ended December 31, 2008 which were also excluded from dilutive weighted common shares outstanding.

6.	Inventories

Inventories consisted of the following as of (in thousands):

	December 31, 2008	June 30, 2008
Raw materials	$832	$786
Work in process	129	264
Finished goods	722	584

Total inventories	$1,683	$1,634

7.	Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	December 31, 2008	June 30, 2008
Accrued severance	$248	$405
Sales tax accrual	362	762
Other	363	415

Total other accrued expenses	$973	$1,582

Based on a sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, we believed we may have additional sales tax exposure in some states related to our mobile service business. As a result, we recorded a liability in accordance with Statement of Financial Accounting Standard (SFAS) No. 5 “Accounting for Contingencies” and increased our sales tax accrual by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we previously believed to be exempt. As a result of new information obtained subsequent to June 30, 2008, which indicates that we will not owe as much sales tax as previously estimated, we reduced our sales tax accrual by approximately $396,000 at September 30, 2008, resulting in a reduction in our selling, general and administrative expenses for the six month period ended December 31, 2008.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2008

(Unaudited)

8.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) on July 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of June 30, 2008, the liability for gross unrecognized tax benefits was an immaterial amount. During the six months ended December 31, 2008, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

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

Warranty provisions and claims for the six month periods ended December 31, 2008 and 2007 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1,	Warranty Provisions (Reductions)	Warranty Claims	Ending Balance at December 31,
2009	$40	$8	$(26)	$22

2008	$105	$(31)	$(28)	$46

10.	Commitments and Contingencies

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

December 31, 2008

(Unaudited)

11.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair value measures in financial statements. The provisions under SFAS No. 157 was effective for us beginning on July 1, 2008. The adoption of this statement had no impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will impact financial statements at the acquisition date and in subsequent periods. We will be required to apply the new guidance to any business combinations completed on or after July 1, 2009.

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

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and six month periods ended December 31, 2008 and 2007. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2008.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. Beginning on August 1, 2000, the Centers for Medicare and Medicaid Services (CMS) replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a new fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its outpatient facility. This reimbursement is $3,026 in calendar year 2009 compared to $2,879 in calendar year 2008, although the rate varies depending on a wage index and other factors for each region. The urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $587 per procedure.

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2009 for Cooled ThermoTherapy procedures performed in the urologist’s office is $2,551 compared to $3,118 in calendar 2008, which is subject to geographic adjustment. The urologist’s office is where the majority of Urologix Cooled ThermoTherapy treatments are performed today.

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

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2008. At December 31, 2008, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, product warranty, inventories, sales tax accrual, income taxes, and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six month periods ended December 31, 2008 were $3.4 million and $6.0 million, respectively, compared to $3.8 million and $8.2 million, respectively, during the same periods of the prior fiscal year. The $416,000 or 11 percent decrease in net sales and the $2.1 million or 26 percent decrease in net sales for the three and six-month periods, respectively, ended December 31, 2008, is primarily attributable to reduced orders for procedure kits as well as a reduction in the number of treatments performed by our Urologix-owned Cooled ThermoTherapy mobile service.

During the second quarter of fiscal 2009, 37 percent of sales were derived from treatment catheter sales to direct accounts, compared to 41 percent in the prior fiscal year, while third party mobile revenue represented 16 percent of overall revenue compared to 9 percent in the prior year. Revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 44 percent of overall revenue in the current quarter compared to 47 percent of revenues in the second quarter of fiscal 2008.

Cost of Goods Sold and Asset Impairments and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three and six month periods ended December 31, 2008 decreased $356,000 or 18 percent to $1.6 million and $502,000 or 14 percent to $3.1 million, respectively, from $1.9 million and $3.6 million during the same respective periods of the prior year. The decrease in costs of goods sold for the three and six-month periods ended December 31, 2008 is a result of lower sales, as well as second quarter fiscal 2008 non-recurring charges related to the write-off of the developed technology asset of $65,000 and provision for Prostatron inventories, purchase commitments and warranties of $131,000 as a result of end-of-life projections for this product line. These decreases were partially offset by under absorbed manufacturing expenses of approximately $123,000 and $333,000, respectively, for the three and six-month periods ended December 31, 2008.

Gross profit as a percentage of sales increased to 54 percent from 49 percent for the three month period ended December 31, 2008, but decreased to 49 percent from 56 percent in the six-month period ended December 31, 2008 compared to the corresponding period of the preceding year. The five percent point increase in gross margin for the three-month period ended December 31, 2008 is primarily due to the write-off of the remaining developed technology intangible asset, as well as an increase in the provision for Prostaprobe inventories, purchase commitments and warranties related to a decrease in the projected end-of-life revenue for the Prostatron product line in the second quarter of fiscal 2008. The seven percentage point decrease in gross margin for the six-month period ended December 31, 2008 is due to approximately $333,000 of under absorbed manufacturing expenses, as well as higher fixed costs per unit due to lower sales volume, partially offset by the non-recurring charges related to Prostatron previously mentioned.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $2.2 million and $4.1 million, respectively, for the three and six-month periods ended December 31, 2008 from $2.6 million and $5.1 million in the same periods of fiscal year 2008. The $373,000 or 14 percent decrease in expense for the three-month period ended December 31, 2008 is primarily the result of a decrease in consulting fees of $126,000 and legal and audit fees of $105,000 as a result of special projects during fiscal 2008. Also contributing to this decrease was a decrease in credit card fees and service charges of $99,000, and a $33,000 decrease in stock option expense. These decreases were partially offset by an increase in travel and entertainment expense of $59,000 due to increased sales activity. The $1.0 million or 20 percent decrease in selling, general and administrative expense for the six-month period ended December 31, 2008 is primarily the result of the reversal of $396,000 of the sales tax reserve in the first quarter of fiscal 2009 as a result of new information obtained which indicated that we would not owe as much sales tax as previously estimated, as well as a $155,000 decrease in consulting fees and a $151,000 decrease in legal and audit fees, a $108,000 decrease in bank fees, a $90,000 decrease in commissions, and a $57,000 decrease in shipping fees due to reduced sales, partially offset by a $126,000 increase in travel and entertainment.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $631,000 and $1.3 million, respectively, for the three and six-month periods ended December 31, 2008 from $835,000 and $1.5 million in the same periods of fiscal year 2008. The decrease in expenses of $204,000 or 24 percent, and $261,000 or 17 percent for both the three and six-month periods ended December 31, 2008, respectively, resulted primarily from decreases in product testing and project materials of $299,000 and $439,000, respectively, partially offset by an increase in consulting expenses of $129,000 and $323,000, respectively, as a result of turnover in the area. In addition, also contributing to the decline in the six-month period ended December 31, 2008, wages decreased by approximately $40,000 due to lower headcount, as well as a decrease in stock option expense of approximately $30,000.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets decreased to $6,000 and $12,000, respectively, for the three and six-month periods ended December 31, 2008 from $50,000 and $59,000 in the same periods of fiscal year 2008. The decrease in amortization expense is due to the write-off of our trademark intangible asset of $16,800 and the further impairment of our customer base intangible asset of $24,000 during the second quarter of fiscal 2008 as a result of reduced sales projections for the Prostatron product line. The current quarter amortization expense relates only to the amortization of the customer base intangible asset over its remaining useful life of 6 years.

Net Interest Income

Net interest income for the three and six-month periods ended December 31, 2008 decreased to $6,000 and $52,000, respectively, from $124,000 and $267,000 in the same periods of the prior fiscal year. The decrease is due to lower interest rates as well as a decrease in our cash and cash equivalents.

Provision for Income Taxes

We recognized income tax expense of $12,000 and $46,000, respectively for the three and six-month periods ended December 31, 2008 primarily related to state taxes. In the prior year periods we recognized an income tax benefit of $1.6 million and $1.5 million, respectively, as a result of a $1.6 million reversal of the deferred tax liability balance related to goodwill which was no longer necessary after the impairment of goodwill in the second quarter of fiscal 2008. At December 31, 2008, we continued to carry a full valuation allowance of $40.6 million against our net deferred tax assets. The decrease in working capital is primarily due to the $2.5 million decrease in the cash balance, partially offset by the $902,000 decrease in other current liabilities.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings. As of December 31, 2008, we had total cash and cash equivalents of $8.5 million compared to $11.0 million as of June 30, 2008. Working capital decreased to $9.5 million at December 31, 2008 from $11.3 million at June 30, 2008.

During the six months ended December 31, 2008, we used $2.5 million of cash for operating activities. The net loss of $2.3 million included non-cash charges of $532,000 of depreciation and amortization expense, and $263,000 of stock-based compensation expense. Changes in operating items resulted in the use of $919,000 of operating cash flow for the period with lower accrued expense and deferred income of $951,000, increase in inventories of $192,000 and decrease in accounts payable of $43,000, partially offset by a decrease in accounts receivable of $284,000. The decrease in accrued expenses and deferred income resulted mainly from the reduction in the sales tax accrual of $400,000, the payment of severance accruals and the payment of fiscal 2008 year-end sales commissions during fiscal 2009 which were based primarily on higher sales volumes in the period ended June 30, 2008 compared to the period ended December 31, 2008, as well as a decrease in the payroll accrual due to timing. The increase in inventories is a result of an increase in finished goods. The decrease in accounts payable is due to the timing of purchases versus payments. The decrease in accounts receivable is due to decreased sales and an improvement in days sales outstanding from 44 days as of June 30, 2008 to 40 days at December 31, 2008.

During the six months ended December 31, 2008, we used $44,000 for investing activities to purchase property and equipment to support our operations.

During the six months ended December 31, 2008, we generated $8,000 from financing activities as a result of the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of December 31, 2008, our property and equipment, net, included approximately $1.2 million of control units used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

We believe our $8.5 million in cash and cash equivalents at December 31, 2008 will be sufficient to fund our working capital and capital resources needs through fiscal 2009. In addition, we believe the majority of our cash equivalents are secure as they are backed by United States Government Treasuries. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair value measures in financial statements. The provisions under SFAS No. 157 was effective for us beginning on July 1, 2008. The adoption of this statement had no impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will impact financial statements at the acquisition date and in subsequent periods. We will be required to apply the new guidance to any business combinations completed on or after July 1, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Stryker Warren, Jr., and Controller and Director of Finance, Rebecca J. Weber, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

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

Our Annual Meeting of Shareholders was held on November 11, 2008. Of the 14,463,350 shares of common stock outstanding and entitled to vote at the meeting as of October 2, 2008, 12,905,986 shares were present, either in person or by proxy. The following describes the maters considered by the shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting.

Proposal 1: To elect two (2) directors to hold office for a term of three years or until their respective successors have been elected and shall qualify.

Nominees	Votes
Sidney W. Emery, Jr.	For:	12.400,706
	Withheld:	505,280

William M. Moore	For:	12,450,539
	Withheld:	455,447

Guy C. Jackson., Jerry C. Cirino, Mitchell Dann, Stryker Warren, Jr. and Daniel J. Starks continued their respective terms as directors after the Annual Meeting.

Proposal 2: To ratify and approve the appointment of KPMG LLP as our independent auditors for the fiscal year ending June 30, 2009.

Votes
For:	12,729,943
Against:	63,733
Abstained:	112,310

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Controller and Director of Finance Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certification pursuant to 18 U.S.C. 1350.

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

Date February 13, 2009