Form 10-K/A
period 2008-06-30
UROLOGIX INC
filed 2009-03-12
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 0-28414

UROLOGIX, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1697237
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

14405 21st Avenue North, Minneapolis, MN 55447

(Address of principal executive offices)

Registrant’s telephone number, including area code: (763) 475-1400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value and Series A Junior Participating Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

None

Name of Exchange on Which Registered:

The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant is a well-known seasoned issuer:    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act):    Yes  ☐    No  ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $16,402,548 as of the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $1.16.

As of March 1, 2009, the Company had outstanding 14,473,350 shares of Common Stock, $.01 par value.

Description of Amendment No. 1 to Annual Report on Form 10-K for the Year Ended June 30, 2008:

This amendment to the Urologix, Inc. Annual Report on Form 10-K for the Year Ended June 30, 2008 is being filed solely to correct the text of the certifications of the Chief Executive Officer and the certifications of the Controller and Director of Finance under Rule 13a-14(a) filed as Exhibits 31.1 and 31.2. The Exhibits 31.1 and 31.2 originally filed inadvertently omitted reference to Urologix’ internal control over financial reporting.

This amendment to Form 10-K does not reflect events occurring after the filing of the original Form 10-K and, other than the filing of the aforementioned certification, does not modify or update the disclosure in the original Form 10-K in any way.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Amendment No. 1 to Annual Report:

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14 of the Exchange Act).

31.2	Certifications of Controller and Director of Finance (principal accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14 of the Exchange Act).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2009

UROLOGIX, INC.

By:	/s/ Stryker Warren, Jr.
Stryker Warren, Jr., Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below on behalf of the registrant by the following persons in the capacities indicated on March 12, 2009.

Signature	Title

/s/ Stryker Warren, Jr.	Chief Executive Officer and Director
Stryker Warren, Jr.	(principal executive officer)

/s/ Rebecca J. Weber	Controller and Director of Finance
Rebecca J. Weber	(principal financial officer and principal accounting officer)

/s/ Mitchell Dann **	Director
Mitchell Dann

/s/ Sidney W. Emery, Jr. **	Director
Sidney W. Emery, Jr.

/s/ Daniel J. Starks **	Director
Daniel J. Starks

/s/ Guy C. Jackson **	Director
Guy C. Jackson

/s/ William M. Moore **	Director
William M. Moore

** By:	/s/ Stryker Warren, Jr.
Stryker Warren, Jr.
Attorney-In-Fact