Form 10-Q
period 2009-03-31
UROLOGIX INC
filed 2009-05-08
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 1, 2009, the Company had outstanding 14,473,350 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	March 31, 2009	June 30, 2008
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$7,635	$11,031
Accounts receivable, net of allowances of $73 and $153, respectively	1,564	1,773
Inventories, net	1,553	1,634
Prepaids and other current assets	156	115

Total current assets	10,908	14,553

Property and equipment:
Machinery, equipment and furniture	11,761	12,303
Less accumulated depreciation	(10,299)	(10,295)

Property and equipment, net	1,462	2,008
Other assets	616	752
Other intangible assets, net	149	167

Total assets	$13,135	$17,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529	$774
Accrued compensation	677	711
Deferred income	225	227
Other accrued expenses	816	1,582

Total current liabilities	2,247	3,294
Deferred income	201	339

Total liabilities	2,448	3,633

COMMITMENTS AND CONTINGENCIES (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,393 and 14,383 shares issued and outstanding	144	144
Additional paid-in capital	113,798	113,413
Accumulated deficit	(103,255)	(99,710)

Total shareholders’ equity	10,687	13,847

Total liabilities and shareholders’ equity	$13,135	$17,480

(*)	The Balance Sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Sales	$3,328	$3,092	$9,368	$11,245
Cost of goods sold and asset impairments	1,668	1,683	4,724	5,240

Gross profit	1,660	1,409	4,644	6,005

Costs and expenses:
Selling, general and administrative	2,266	2,958	6,334	8,080
Research and development	587	668	1,840	2,181

Amortization and impairment of identifiable intangible assets	6	6	18	56

Impairment of goodwill	—	—	—	10,193

Total costs and expenses	2,859	3,632	8,192	20,510

Operating loss	(1,199)	(2,223)	(3,548)	(14,505)
Interest income, net	1	82	52	349

Loss before taxes	(1,198)	(2,141)	(3,496)	(14,156)
Provision for income tax expense (benefit)	3	—	49	(1,501)

Net loss	$(1,201)	$(2,141)	$(3,545)	$(12,655)

Net loss per common share - basic	$(0.08)	$(0.15)	$(0.25)	$(0.88)

Net loss per common share - diluted	$(0.08)	$(0.15)	$(0.25)	$(0.88)

Weighted average number of shares used in basic per share calculations	14,393	14,333	14,387	14,333

Weighted average number of shares used in diluted per share calculations	14,393	14,333	14,387	14,333

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
Operating Activities:
Net loss	$(3,545)	$(12,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	759	889
Impairment of long-lived assets and goodwill	—	10,299
Provision for bad debts	9	42
Loss on disposal of assets	28	—
Employee stock-based compensation expense	377	634
Deferred income taxes	—	(1,519)
Change in operating items:
Accounts receivable	200	2,317
Inventories	(105)	47
Prepaids and other assets	113	68
Accounts payable	(244)	(225)
Accrued expenses and deferred income	(941)	(329)

Net cash used in operating activities	(3,349)	(432)

Investing Activities:
Purchase of property and equipment	(55)	(113)

Net cash used in investing activities	(55)	(113)

Financing Activities:
Proceeds from stock option exercises	8	—

Net cash provided by financing activities	8	—

Net decrease in cash and cash equivalents	(3,396)	(545)
Cash and cash equivalents:
Beginning of period	11,031	12,250

End of period	$7,635	$11,705

Supplemental cash-flow information

Net carrying amount of inventory transferred to property and equipment	$186	$458

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2009

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2009 and the statements of operations and cash flows for the three and nine-month periods ended March 31, 2009 and 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2008.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2.	Significant Accounting Policies

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy™ system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers under a variety of programs for both evaluation and long-term use, and provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use and do not recognize any revenue on these control units unless title has transferred. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue from our mobile service is recognized upon treatment of the patient. Revenue from the sale of single-use treatment catheters is recognized at the time of shipment. Revenue for warranty service contracts is deferred and recognized over the contract period and revenue subject to certain sales incentives is deferred based upon the contract provisions. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Sales and use taxes are reported on a net basis, excluding them from revenue.

3.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. These include, among others, the continued recessionary economic conditions, tight credit

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2009

(Unaudited)

markets, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

4.	Stock-Based Compensation

We have a stock option plan that provides for the grant of stock options, restricted stock, deferred stock and stock appreciation rights to employees, directors and consultants. As of March 31, 2009, we had reserved 4,450,910 shares of common stock under this plan, and 924,600 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically are granted an option to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire ten years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

On July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” using the modified prospective method. As a result, our results of operations for the three and nine-month periods ended March 31, 2009 and 2008 reflect compensation expense recognized over the requisite service period for new stock options granted since July 1, 2005, and the unvested portion of stock option grants made prior to July 1, 2005 which vested during those periods. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Cost of goods sold	$8	$24	$26	$83
Selling, general and administrative	99	147	325	474
Research and development	6	27	26	77

Total cost of stock-based compensation	$113	$198	$377	$634
Tax benefit of options issued	—	—	—	—

Total stock-based compensation, net of tax	$113	$198	$377	$634

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2009

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine-month periods ended March 31, 2009 and 2008 using the Black-Scholes option-pricing model:

	2009	2008
Volatility	59.1%	59.7%
Risk-free interest rate	2.3%	4.0%
Expected option life	3.1 years	3.1 years
Stock dividend yield	—	—

A summary of our option activity for the nine-month period ended March 31, 2009 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at
July 1, 2008	1,614,450	$3.32		$107,013
Options granted	411,500	1.42
Options forfeited	(174,948)	2.09
Options expired	(111,922)	5.28
Options exercised	(10,000)	0.79

Outstanding at March 31, 2009	1,729,080	2.88	6.9	—
Exercisable at March 31, 2009	943,825	3.87	5.1	—

The aggregate intrinsic value in the table above is based on our closing stock price of $1.79 and $0.38 as of the last business day of July 1, 2008 and March 31, 2009, respectively. The intrinsic value at July 1, 2008 represents what would have been realized by the optionees had all in-the-money options been exercised on that date. There were no in-the-money options at March 31, 2009.

A summary of restricted stock award activity for the nine-month period ended March 31, 2009 is as follows:

	Number of Shares Underlying Restricted Stock Awards	Weighted-avg. Grant- Date Fair Value
Non-vested at July 1, 2008	80,000	$1.79
Shares granted	—	—
Shares forfeited	—	—
Shares vested	—	—

Non-vested at March 31, 2009	80,000	$1.79

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2009

(Unaudited)

As of March 31, 2009, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under our plan was $615,000 and $80,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.4 years for non-vested stock options and 3.2 years for restricted stock awards.

5.	Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 14,393 and 14,333, respectively, for the three-month periods ended March 31, 2009 and 2008 and 14,387 and 14,333, respectively, for the nine-month periods ended March 31, 2009 and 2008.

The dilutive effect of stock options excludes approximately 1.8 million and 1.4 million shares, respectively, for the three-month periods ended March 31, 2009 and 2008 and 1.6 million and 1.3 million shares, respectively, for the nine-month periods ended March 31, 2009 and 2008 of underlying options for which the exercise price was higher than the average market price. In addition, 5,276 potentially dilutive stock options, where the exercise price was lower than the average market price, were excluded from diluted weighted average common shares outstanding for the nine-month period ended March 31, 2009 as they would be anti-dilutive due to our net loss for such period. There were no potentially dilutive stock options, where the exercise price was lower than the average market price, for the three-month period ended March 31, 2009 which were excluded from dilutive weighted common shares outstanding.

6.	Inventories

Inventories consisted of the following as of (in thousands):

	March 31, 2009	June 30, 2008
Raw materials	$783	$786
Work in process	115	264
Finished goods	655	584

Total inventories, net	$1,553	$1,634

7.	Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	March 31, 2009	June 30, 2008
Accrued severance	$164	$405
Sales tax accrual	316	762
Other	336	415

Total other accrued expenses	$816	$1,582

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2009

(Unaudited)

Based on a sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, we believed we may have additional sales tax exposure in some states related to our mobile service business. As a result, we recorded a liability in accordance with Statement of Financial Accounting Standard (SFAS) No. 5 “Accounting for Contingencies” and increased our sales tax accrual by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we previously believed to be exempt. As a result of new information obtained subsequent to June 30, 2008, which indicates that we will not owe as much sales tax as previously estimated, we reduced our sales tax accrual by approximately $396,000 at September 30, 2008, resulting in a reduction in our selling, general and administrative expenses for the nine-month period ended March 31, 2009. During the third quarter of 2009 the sales tax accrual was further reduced by a net amount of $43,000, principally due to the resolution and settlement of another state audit, offset by the potential exposure relating to a separate state’s audit.

8.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) on July 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of June 30, 2008, the liability for gross unrecognized tax benefits was an immaterial amount. During the nine-months ended March 31, 2009, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1994. We may also be subject to state income tax examinations whose regulations vary by jurisdiction.

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

Warranty provisions and claims for the nine-month periods ended March 31, 2009 and 2008 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1,	Warranty Provisions (Reductions)	Warranty Claims	Ending Balance at March 31,
2009	$40	$16	($36)	$20

2008	$105	$(21)	($41)	$43

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2009

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

11.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair value measures in financial statements. The provisions under SFAS No. 157 were effective for us beginning on July 1, 2008. The adoption of this statement had no impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will impact financial statements at the acquisition date and in subsequent periods. We will be required to apply the new guidance to any business combinations completed on or after July 1, 2009.

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

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2009

(Unaudited)

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. EITF No. 08-7 requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. The Company currently does not have any defensive intangible assets; however, we will be required to apply the new provisions of EITF Issue No. 08-7 to any defensible intangible assets acquired on or after July 1, 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: the impact of competitive treatments, products and pricing; our ability to develop and market new products and services, including the Urologix-owned Cooled ThermoTherapy™ mobile service and the CoolWave™ control unit and our ability to generate revenue from new products such as CTC Advance™ treatment catheter; our dependence upon third-party reimbursement for our products and reimbursement rates for Cooled ThermoTherapy; our dependence on Cooled ThermoTherapy for all of our revenues; approval by the FDA of our products, and compliance with FDA requirements for the manufacture, labeling, marketing and sale of our products; the rate of adoption by the medical community of Cooled ThermoTherapy products and the effectiveness of our sales organization and marketing efforts to the medical and patient community; our limited experience in manufacturing some of our products and our dependence upon third-party suppliers to produce and supply products; our ability to successfully defend our intellectual property against infringement and the expense associated with that effort; product liability claims inherent in the testing, production, marketing and sale of medical devices; product recalls which could harm our reputation and business; and our ability to obtain additional financing if needed on reasonable terms. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and nine-month periods ended March 31, 2009 and 2008. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2008.

OVERVIEW

Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the Targis® and CoolWave® names and our procedure kits under the CTC™, Targis, Prostaprobe™ and the recently approved CTC Advance™ names. All systems utilize the Company’s Cooled ThermoTherapy™ technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without general anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

We believe that third-party reimbursement is essential to the continued adoption of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to maintaining such reimbursement. We estimate that 60% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States will be eligible for Medicare coverage. A majority of the remaining patients will be covered by either private insurers, including traditional indemnity health insurers, or by managed care organizations. As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy in the United States.

Each calendar year the Medicare reimbursement rate for Cooled ThermoTherapy is determined by the Centers for Medicare and Medicaid Services (CMS). The Medicare reimbursement rate for physicians varies depending on the site of service, wage indexes and geographic location. The national average reimbursement rate is the fixed rate for the year without any geographic adjustments. Cooled ThermoTherapy can be performed in a physician’s office, a hospital as an outpatient procedure, or an Ambulatory Surgery Center (ASC).

In January 2001, CMS began to reimburse for Cooled ThermoTherapy treatments performed in the urologist’s office. The national average reimbursement rate (inclusive of the physician’s fee) in calendar year 2009 for Cooled ThermoTherapy procedures performed in the urologist’s office is $2,551 compared to $3,118 in calendar 2008. The urologist’s office is where the majority of Urologix Cooled ThermoTherapy treatments are performed today.

Beginning on August 1, 2000, CMS replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its outpatient facility. The national average reimbursement rate for the calendar year 2009 is $3,026 compared to $2,879 in calendar year 2008. Separate from the hospital’s reimbursement noted above, the urologist performing the Cooled ThermoTherapy treatment receives reimbursement of approximately $587 per procedure when done in the hospital setting.

In January 2008, the CPT Code covering Cooled ThermoTherapy was once again added to the ASC list of Medicare approved procedures. Effective with this change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under a two-part system in which the ASC receives a fixed fee in calendar year 2009 and 2008 of $1,849 and $1,872, respectively, while the urologist performing the treatment in the ASC is reimbursed approximately $587 and $547 per treatment for the same respective periods.

We have an active reimbursement strategy, and have retained consultative experts to assist us with reimbursement matters.

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

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) educate both patients and physicians on the benefits of Cooled ThermoTherapy compared to other treatment options, (ii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) increase the number of physicians who provide Cooled ThermoTherapy to their patients, and (iv) provide more physicians with access to Cooled ThermoTherapy through the use of our own Cooled ThermoTherapy mobile service or third party mobile providers in the United States.

We expect to continue to invest in research and development and clinical trials to improve our products and our therapy, while focusing on growing revenues through our sales and marketing teams and our Cooled ThermoTherapy mobile service. These investments are intended to broaden our product offering and expand the clinical evidence supporting our proprietary Cooled ThermoTherapy treatment for BPH. In April 2009 at the American Urological Association annual meeting we launched our newest Cooled ThermoTherapy treatment catheter and had two separate presentations of our clinical data. The presentations highlighted our 5 year durability data and the ability of physicians to customize the treatment for patients with our system.

Our future growth will be predicated upon, among other factors, our success in achieving increased treatment volume and market adoption of the Cooled ThermoTherapy procedures in the physician’s office, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the fact that our products may be subject to product recalls even after receiving FDA clearance or approval, the extent to which Medicare and other health care payers continue to reimburse costs of Cooled ThermoTherapy procedures performed in physicians’ offices, hospitals, and ambulatory surgery centers and the amount of reimbursement provided.

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2008. At March 31, 2009, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, product warranty, inventories, sales tax accrual, income taxes, and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine-month periods ended March 31, 2009 were $3.3 million and $9.4 million, compared to $3.1 million and $11.2 million, respectively, during the same periods of the prior fiscal year. The $236,000, or 8 percent increase in net sales, for the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008 is due to an increase in our direct sales orders for our procedure kits, partially offset by a decrease in the Urologix mobile service sales. The $1.9 million, or 17 percent decrease in net sales, for the nine-month period ended March 31, 2009 as compared to the nine-month period ended March 31, 2008 is primarily attributable to reduced orders for procedure kits, as well as, a reduction in the number of treatments performed by the Urologix-owned Cooled ThermoTherapy mobile service.

During the third quarter of fiscal 2009, 35 percent of sales were derived from treatment catheter sales to direct accounts as compared to 39 percent in the third quarter of the prior fiscal year, while third party mobile revenue represented 14 percent of overall revenue during the third quarter of fiscal 2009 as compared to 5 percent in the third quarter of the prior fiscal year. Revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 48 percent of overall revenue in the current quarter compared to 54 percent of revenues in the third quarter of fiscal 2008.

Cost of Goods Sold and Asset Impairments and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three and nine-month periods ended March 31, 2009 decreased $15,000 or one percent to $1.7 million, and $516,000 or 10 percent to $4.7 million, respectively, from $1.7 million and $5.2 million during the same respective periods of the prior fiscal year. The decrease in costs of goods sold for the three-month period ended March 31, 2009 is due primarily to a decrease in unabsorbed manufacturing expenses from approximately $238,000 for the quarter ended March 31, 2008 to $154,000 at March 31, 2009, as well as, a decrease in the provision for the inventory obsolescence reserve from approximately $29,000 for the quarter ended March 31, 2008 to $19,000 for the quarter ended March 31, 2009, offset by increases in material and overhead costs for the same periods. The decrease in cost of goods sold for the nine-month period ended March 31, 2009 is a result of lower sales, as well as non-recurring charges in the second quarter fiscal 2008 of $65,000 related to the write-off of the developed technology asset and a provision for Prostatron inventories, purchase commitments and warranties of $131,000 as a result of end-of-life plans for this product line.

Gross profit as a percentage of sales increased to 50 percent from 46 percent for the three-month period ended March 31, 2009 but decreased to 50 percent from 53 percent in the nine-month period ended March 31, 2009 compared to the corresponding period of the preceding year. The four percentage point increase in gross margin for the three-month period ended March 31, 2009 is primarily due to a decrease in unabsorbed manufacturing expenses when compared to the prior year period. The three percentage point decrease in gross margin for the nine-month period ended March 31, 2009 is due to approximately $486,000 of unabsorbed manufacturing expenses, as compared to $417,000 for the same period ended March 31, 2008, higher costs per unit, and an increase in the

Urologix mobile and third party mobile revenue as a percent of total revenue. These increases were partially offset by the non-recurring charges of $196,000 related to end-of-life plans for Prostatron recorded in the prior nine-month period as previously mentioned.

Selling, General & Administrative

Selling, general and administrative expenses decreased to $2.3 million and $6.3 million for the three and nine-month periods ended March 31, 2009, respectively, from $3.0 million and $8.1 million in the same periods of fiscal year 2008. The $692,000 or 23 percent decrease in expense for the three-month period ended March 31, 2009 is primarily the result of a decrease in wages and benefits of $277,000 resulting from the severance accruals recorded in the third quarter of fiscal 2008; decreases in legal, audit and project consulting fees of $350,000; and a decrease in advertising and promotions of $106,000. The $1.7 million or 22 percent decrease in selling, general and administrative expense for the nine-month period ended March 31, 2009 is primarily due to the reversal of $396,000 of the sales tax reserve in the first quarter of fiscal 2009 as a result of new information obtained which indicated that we would not owe as much sales tax as previously estimated. Also contributing to the overall decrease in selling, general and administrative expenses for the nine-month period ended March 31, 2009 was a decrease in the severance accrual, commissions and stock option expense of $384,000; a decrease in legal, audit, and project consulting fees of $656,000; and a decrease in advertising and promotions of $138,000.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $587,000 and $1.8 million, for the three and nine-month periods ended March 31, 2009, respectively, from $668,000 and $2.2 million in the same periods of fiscal year 2008. The decrease in expenses of $81,000 or 12 percent and $341,000 or 16 percent for both the three and nine-month periods ended March 31, 2009, respectively, is primarily the result of decreases in product testing and project materials of $106,000 and $545,000, respectively, and wages and benefits of $45,000 and $131,000, respectively, due to lower headcount. These decreases were partially offset by increases in consulting expenses of $56,000 and $378,000 for the three and nine-month periods ended March 31, 2009, respectively, and increases in expenses associated with additional clinical studies initiated in fiscal year 2009 of $30,000 and $39,000, respectively.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets stayed constant at $6,000 for the three-month periods ended March 31, 2009 and 2008. Amortization of identifiable intangible assets decreased by $38,000 for the nine-month period ended March 31, 2009 due to the write-off of our trademark intangible asset of $16,800 and the further impairment of our customer base intangible asset of $24,000 during the second quarter of fiscal 2008 as a result of reduced sales projections for the Prostatron product line. The current quarter amortization expense relates only to the amortization of the customer base intangible asset over its remaining useful life of 5.75 years.

Net Interest Income

Net interest income for the three and nine-month periods ended March 31, 2009 decreased to $1,000 and $52,000, respectively, from $82,000 and $349,000 in the same periods of the prior fiscal year. The decrease is due to lower interest rates as well as a decrease in our cash and cash equivalents.

Provision for Income Taxes

We recognized income tax expense of $3,000 and $49,000, respectively, for the three and nine-month periods ended March 31, 2009 primarily related to state taxes. In the prior year periods, we recognized no income tax expense and an income tax benefit of $1.5 million, respectively, for the three and nine-month periods ended March 31, 2008 as a result of a $1.6 million reversal of the deferred tax liability balance related to goodwill that was no longer necessary after the impairment of goodwill in the second quarter of fiscal 2008. At March 31, 2009, we continued to carry a full valuation allowance of $40.9 million against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings. As of March 31, 2009, we had total cash and cash equivalents of $7.6 million compared to $11.0 million as of June 30, 2008. Working capital decreased to $8.7 million at March 31, 2009 from $11.3 million at June 30, 2008.

During the nine-months ended March 31, 2009, we used $3.3 million of cash for operating activities. The net loss of $3.5 million included non-cash charges of $759,000 of depreciation and amortization expense and $377,000 of stock-based compensation expense. Changes in operating items resulted in the use of $977,000 of operating cash flow for the period with lower accrued expense and deferred income of $941,000 and a decrease in accounts payable of $244,000, partially offset by a decrease in accounts receivable of $200,000. The decrease in accrued expenses and deferred income resulted mainly from the reduction in the sales tax accrual of $446,000 and the payment of severance accruals of approximately $241,000. The decrease in accounts payable is due to the timing of purchases versus payments. The decrease in accounts receivable is due to decreased sales and an improvement in days sales outstanding from 44 days as of June 30, 2008 to 42 days at March 31, 2009.

During the nine-months ended March 31, 2009, we used $55,000 for investing activities to purchase property and equipment to support our operations.

During the nine-months ended March 31, 2009, we generated $8,000 from financing activities as a result of the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as growing our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of March 31, 2009, our property and equipment, net, included approximately $1.1 million of control units used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

We believe our $7.6 million in cash and cash equivalents at March 31, 2009 will be sufficient to fund our working capital and capital resources needs for the next 12 months. In addition, we believe the majority of our cash equivalents are secure as they are backed by United States Government Treasuries.

We may require additional financing in the future and may seek additional capital from an offering of our securities or by incurring indebtedness, or both. No assurance can be given that additional capital will be obtained in an amount that is sufficient for our needs, in a timely manner or that any additional capital will be available to us on satisfactory terms, if at all. Our business plan and our financing needs are subject to change based on, among other factors, competition in our industry, reimbursement changes, our ability to increase cash flow from operations, continued recessionary conditions and our ability to control expenses.

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

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will impact financial statements at the acquisition date and in subsequent periods. We will be required to apply the new guidance to any business combinations completed on or after July 1, 2009.

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

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. EITF No. 08-7 requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. The Company currently does not have any defensive intangible assets; however, we will be required to apply the new provisions of EITF Issue No. 08-7 to any defensible intangible assets acquired on or after July 1, 2009.

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

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percent change in interest rates and was not materially different from the quarter-end carrying amount. Due to the nature of our cash and cash equivalents, we have concluded that we do not have a material market risk exposure.

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

Date May 8, 2009