Form 10-K
period 2009-06-30
UROLOGIX INC
filed 2009-09-21
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer    ☐Accelerated Filer    ☐Non-Accelerated Filer    ☐Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act)    Yes  ☐    No  ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $7,539,931 as of the last day of the Company’s most recently completed second fiscal quarter, December 31, 2008, when the last reported sales price was $0.55.

As of September 1, 2009, the Company had outstanding 14,483,350 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that are not historical or current facts are forward-looking statements. In addition, our officers may make forward-looking statements orally. We wish to caution readers that these statements are not predictions of actual future results. Our actual results could differ materially from any such forward-looking statements as a result of risks and uncertainties, including those set forth below in Item 1A “Risks Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Any such forward-looking statements reflect management’s opinions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

Overview

Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the CoolWave® and Targis® names and our procedure kits under the CTC Advance™, CTC™, Targis, and Prostaprobe™ names. All systems utilize the Company’s Cooled ThermoTherapy™ technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without general anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

We maintain a website at www.urologix.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC. To obtain copies of these reports, go to www.urologix.com.

Benign Prostatic Hyperplasia

BPH is a non-cancerous disease in which the prostate grows and constricts the urethra causing adverse changes in urinary voiding patterns. The prostate is a walnut-sized gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate begin to grow at an increasing rate. As the prostate grows, it compresses or impinges upon other portions of the prostate gland and the urethra, thereby restricting the normal passage of urine. BPH patients typically suffer from a variety of troubling symptoms that can have a significant impact on their quality of life. Symptoms of BPH include frequent urination during the day and night, urgency and painful urination. A delay in treatment can have serious consequences, including complete obstruction (acute retention of urine), urinary tract infections, loss of bladder function and, in extreme cases, kidney failure.

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

Cooled ThermoTherapy

Our Targis System, which includes the CoolWave control unit, and our Prostatron System utilize Cooled ThermoTherapy, a catheter-based treatment for BPH that is clinically superior to medication and less invasive than surgery. Our newest Cooled ThermoTherapy devices are the CoolWave control unit combined with our CTC Advance microwave catheter; a combination that provides increased capabilities compared to prior generations’ devices available in the market. We strive to have Cooled ThermoTherapy be the treatment of choice for patients who have tried drugs and wish to avoid surgery. Today, some patients choose Cooled ThermoTherapy before trying BPH medications.

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

Cooled ThermoTherapy provides significant advantages over other BPH therapies, producing lasting results that are clinically superior to drug therapy while avoiding the complications associated with surgery. Because Cooled ThermoTherapy does not require punctures or incisions and protects the urethra during treatment, it can be performed in the physician’s office or other outpatient environments without the need for general anesthesia or intravenous sedation which results in fewer complications.

Clinical Studies

Clinical trials of the Cooled ThermoTherapy procedure have been performed to obtain data to support potential new indications and marketing claims, to obtain long-term durability data, and to gather data for Medicare and other reimbursement approvals in various markets. We have concluded multi-center, multi-year studies to evaluate the long-term durability of Cooled ThermoTherapy procedures. In our published results from multi-center clinical trials, conducted both in the United States and internationally, the majority of Cooled ThermoTherapy patients for whom follow-up data is available show significant long-term relief from the symptoms of BPH, without significant post-procedure complications. This was recently confirmed by the presentation of the results of five year data on Cooled ThermoTherapy, which can be found on our website at www.urologix.com, showing that the efficacy of our CTC microwave catheter is durable for five years and that 90 percent of the patients enjoyed the freedom from additional, minimally invasive or surgical procedures.

Sales and Marketing

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) educate both patients and physicians on the benefits of Cooled ThermoTherapy compared to other treatment options, (ii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) increase the number of physicians who provide Cooled ThermoTherapy to their patients, and (iv) provide more physicians with access to Cooled ThermoTherapy through the expansion of our Cooled ThermoTherapy mobile service or third party mobile providers in the United States.

United States

We have a sales and marketing team consisting of sales management, marketing support, clinical support, mobile application specialists and direct and independent sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy products and our Cooled ThermoTherapy mobile service. Our direct sales force and marketing efforts are targeted at urologists who treat or are interested in treating BPH patients in their office. Our Cooled ThermoTherapy mobile application specialists transport the CoolWave control unit, along with the single-use treatment catheters and all necessary supplies, to physician offices and hospitals on a scheduled basis, making the treatment available to physicians and patients on an efficient and economical basis. As of June 30, 2009, our mobile assets included 16 vans which service 14 mobile routes in select geographies across the United States. In addition to our direct sales force and Cooled ThermoTherapy mobile application specialists, we continue to utilize independent third-party mobile service providers to provide hospitals and urology clinics with access to our Cooled ThermoTherapy treatment. As of June 30, 2009, we employed a total of 43 individuals in our sales and marketing department and our Cooled ThermoTherapy mobile service and one independent sales organization that has multiple representatives working on behalf of Urologix. The expenses for our Cooled ThermoTherapy mobile service are included in cost of goods sold.

We offer our Cooled ThermoTherapy systems to our customers on a direct purchase, or on an evaluation or longer-term use basis. Pricing for single-use treatment catheters and our Cooled ThermoTherapy mobile service varies based upon treatment volume.

International

Although our international sales efforts have historically been relatively modest, we believe that there is a potential market for Cooled ThermoTherapy outside of the United States. While we will continue to utilize local distributors experienced in selling products to hospitals and urologists to assist us in these opportunities, our principal focus is on the U.S. market opportunity. The inherent challenge outside the United States is that third party reimbursement of our Cooled ThermoTherapy procedure is less prevalent and our revenue in international markets will largely depend on private payors.

Manufacturing

We manufacture the Targis control unit, CoolWave control unit, and single-use treatment catheters for use with our Targis and CoolWave control units at our suburban Minneapolis facility. We outsource the remaining manufacturing.

During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron product line. As a result, we negotiated an end-of-life build with the MedTech Group, Inc. for the supply of Prostatron Cooled ThermoTherapy single-use treatment catheter products to support our Prostatron customers until we can transition them to another of our products.

We assemble Targis and CoolWave control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. Several of the components are currently available to us through a single vendor. We continuously work to develop alternative sources for critical components. Where alternative sourcing is not possible, we work to enter into supply agreements with each component provider. Nevertheless, failure to obtain components from these providers or delays associated with any future component shortages, particularly if we increase our manufacturing level, could have a material adverse effect on our business, financial condition and operating results.

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

We have received and maintained ISO 13485 quality system certification indicating compliance of our manufacturing facilities with international standards for quality assurance and manufacturing process control. We also have received and maintain CE mark certification, which allows us to affix the CE Mark to our Targis and Prostatron system components and market them in the European Union. In addition, the Targis and Prostatron systems have been approved for marketing by the Japanese Ministry of Health and Welfare. As of June 30, 2009, we employed 28 individuals in our manufacturing department.

Research and Development

We expect to continue to invest in research and development and clinical trials to improve our products and our therapy, while focusing on growing revenues through our sales and marketing teams and our Cooled ThermoTherapy mobile service. These investments are intended to broaden our product offering and expand the clinical evidence supporting our proprietary Cooled ThermoTherapy treatment for BPH. In April 2009 at the American Urological Association (AUA) annual meeting, we launched our newest Cooled ThermoTherapy treatment catheter in the CTC Advance family, and had two separate presentations of our clinical data. The presentations highlighted our five year durability data and the ability of physicians to customize the treatment for patients with our system.

We intend to build upon our scientific and clinical knowledge and relationships to develop innovative future generations of BPH and other urology products. Our research and development efforts and goals are currently focused primarily on improving the features and functions of our Cooled ThermoTherapy systems, expanding the treatable population, improving the clinical response to Cooled ThermoTherapy treatment and reducing the manufacturing cost of our products.

During the fiscal years ended June 30, 2009, 2008, and 2007, we spent $2.4 million, $2.8 million, and $3.0 million, respectively, on our research and development efforts. As of June 30, 2009, we employed 10 individuals in our research and development department.

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

Beginning on August 1, 2000, CMS replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, including Cooled ThermoTherapy, with a fixed rate or prospective payment system. Under this method of reimbursement, a hospital receives a fixed reimbursement for each Cooled ThermoTherapy treatment performed in its outpatient facility. The national average reimbursement rate for the calendar year 2009 is $3,026 compared to $2,879 in calendar year 2008. Separate from the hospital’s reimbursement noted above, the urologist performing the Cooled ThermoTherapy treatment receives reimbursement of $587 per procedure when done in the hospital setting.

In January 2008, the CPT Code covering Cooled ThermoTherapy was once again added to the ASC list of Medicare approved procedures. Effective with this change, urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under a two-part system in which the ASC receives a fixed fee in calendar year 2009 and 2008 of $1,849 and $1,872, respectively, while the urologist performing the treatment in the ASC is reimbursed $587 and $547 per treatment for the same respective periods.

We have an active reimbursement strategy, and have retained consultative experts to assist us with reimbursement matters. For calendar 2010, CMS is proposing additional reductions in the physician fee schedule covering Cooled ThermoTherapy. The exact amount of the reduction has not yet been determined. We are actively participating in the comment process related to the proposed reductions.

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

Patents and Proprietary Rights

We currently own 47 U.S. and 18 international patents. We also have six patent applications pending in the United States and in a number of non-U.S. jurisdictions, and we intend to file additional patent applications in the future.

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

Competition

Competition in the market for the treatment of BPH comes from invasive surgical therapies, such as TURP and side-firing lasers (American Medical Systems/ Laserscope’s; Lumenis’; Lisa Laser’s; and Biolitec’s), drug therapy and other minimally invasive, office-based treatments. There are seven well-recognized prescription drugs available in the United States for treating the symptoms of BPH: Flomax (Boehringer Ingelheim International GmbH), Hytrin (Abbott Laboratories), Cardura (Pfizer Inc.), UroXatral (Sanofi-Synthelabo), Rapaflo (Watson Pharmaceuticals, Inc.), Proscar (Merck & Co., Inc.) and Avodart (GlaxoSmithKline), some of which are now also available in generic preparation. Drug therapy is currently the first-line therapy prescribed by most physicians in the United States for BPH. The drug companies have significant resources to educate physicians and patients through direct sales and direct to consumer marketing. We focus on educating physicians and their patients to the benefits of our Cooled ThermoTherapy in a focused and efficient manner but with fewer resources.

Competition in the market for minimally invasive office-based treatments for BPH is significant. Competitive devices include low energy microwave combined with balloon dilatation (Boston Scientific); non-cooled, low energy microwave (American Medical Systems); radio frequency (Medtronic); and high energy microwave with limited cooling (Prostalund). Additional competitors may enter the market. We believe Cooled ThermoTherapy offers a durable solution as shown in peer reviewed clinical trials and final five year data as presented at the April 2009 American Urological Association conference, and the largest treatable patient population compared to other office-based BPH therapies. Because Cooled ThermoTherapy does not require punctures or incisions, it can be performed in the physician’s office or other outpatient environments without the need for general anesthesia or intravenous sedation. Further, by combining microwave energy with cooling, we can drive more energy deep into the prostate, creating lasting results while preventing damage to the urethra, enhancing patient comfort and reducing complications.

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

Medical devices intended for human use in the United States are classified into one of three categories. Such devices are classified by regulation into either Class I (general controls), Class II (general controls and special controls) or Class III (general controls and pre-market approval-PMA) depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device. Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA also apply to medical devices.

Our Cooled ThermoTherapy systems have received FDA approval for sale in the United States as a Class III medical device. We have obtained CE Mark certification for distribution in Europe and product registration for distribution in Canada.

The FDA’s regulations require agency approval of a PMA supplement for a Class III medical device when certain changes are made to a product if the changes affect the safety and effectiveness of the device. Such changes include, but are not limited to, new indications for use; the use of a different facility or establishment to manufacture, process or package the device; changes in manufacturing methods or quality control systems; changes in vendors used to supply components of the device; changes in performance or design specifications; and certain labeling changes. Any such changes will require FDA approval of a PMA supplement prior to marketing of the device. There can be no assurance that the required approvals of PMA supplements for any changes will be granted on a timely basis or at all. Delays in receipt of, or failure to receive such approvals, or the loss of the approval of the PMA for either of our Cooled ThermoTherapy systems would have a material adverse effect on our business.

The process of obtaining FDA and other required regulatory clearances or approvals is lengthy and expensive. There can be no assurance that we will be able to obtain or maintain the necessary clearances or approvals for clinical use or for manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, government regulation may be established that could prevent, delay, modify or rescind regulatory clearance or approval of our products.

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

Health Care Regulation

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

Employees

As of June 30, 2009, we employed 90 individuals on a full-time basis. We also had several part-time employees, consultants and independent third-party sales representatives. None of our employees are covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Seasonality

We believe that holidays, major medical conventions and vacations taken by physicians, patients and patient families have a seasonal impact on our sales. However, we typically do not experience a regular pattern of revenue fluctuations as a result of seasonality effects. We continue to monitor and assess the impact seasonality may have on demand for our products.

Backlog

As of June 30, 2009, we did not maintain any backlog of product orders. Our policy is to stock enough inventory to be able to ship most orders within a few days of receipt or as requested by our customers. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

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

The continuing efforts of government, insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMO’s that could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may also result in lower prices for, or rejection of, our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available, and could have a materially adverse effect on our revenues and ability to operate profitably. For calendar 2010, CMS is proposing additional reductions in the physician fee schedule covering Cooled ThermoTherapy. The exact amount of the reduction has not yet been determined. We are actively participating in the comment process related to the proposed reductions, have an active reimbursement strategy, and have retained consultative experts to assist us with dealing with the proposed reimbursement rate reductions.

We depend upon our Cooled ThermoTherapy products for all of our revenues.

All of our revenues are derived from sales of our Cooled ThermoTherapy system control units and single-use treatment catheters and treatments delivered through our Cooled ThermoTherapy mobile service. As a result, our success is solely dependent upon the success of our Cooled ThermoTherapy products. To date, our Cooled ThermoTherapy systems have not achieved widespread market adoption. If we are unable to more widely commercialize the use of these systems successfully through our marketing initiatives, including our company-owned Cooled ThermoTherapy mobile service, our business, financial condition and results of operations will be materially and adversely affected. Further, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to alter our pricing or marketing structure in a manner that could have a material adverse effect on us.

We have a history of unprofitability.

We incurred a net loss of $4.4 million for the year ended June 30, 2009 and $14.9 million (which includes a net of tax charge of $8.6 million related to a $10.2 million impairment to write-off goodwill, and the benefit of the reversal of the related deferred tax liability of $1.6 million) for the year ended June 30, 2008. Including the losses described above, since our inception, we have incurred losses of approximately $104.1 million. Although we were profitable in fiscal years 2006, 2005 and 2004, if physicians do not continue to purchase and use our Cooled ThermoTherapy systems to treat patients with BPH, we may not be able to once again achieve profitability. Because we expect to continue to incur additional expenses relating to sales and marketing activities and research and development activities, we will need to increase the revenues we receive from sales of our products in order to operate in a profitable manner. We cannot assure you that we will be able to increase our revenues, once again attain profitable operations, or successfully implement our business plan or future business opportunities.

We may not have additional financing available to us.

We used approximately $3.9 million of net cash from operating activities in the year ended June 30, 2009 and ended that period with approximately $ 7.0 million of cash and cash equivalents. We believe our $7.0 million in cash and cash equivalents, together with the funds generated from product sales, will be sufficient to fund our operations, working capital and capital resource needs beyond fiscal year 2010. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

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

Before any new products we may offer are introduced into the U.S. market, we must obtain prior authorization from the FDA. This authorization is based on a review by the FDA of the medical device’s safety and effectiveness for its intended uses. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming.

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

We lack experience manufacturing our products at high volumes and are dependent upon a limited number of third-party suppliers to manufacture our products.

We manufacture the Targis system control unit, the CoolWave control unit, and single-use treatment catheters for use with our Targis and CoolWave control units at our suburban Minneapolis facility. Our success will depend upon our ability to cost-effectively manufacture a reliable product and deliver that product in a timely manner. Because we lack experience manufacturing our products in large quantities, we may encounter difficulties in maintaining production efficiencies, quality control and assurance, component supply and qualified personnel. We cannot assure you that we will be able to manufacture a reliable product and deliver that product to customers in a timely fashion. Our failure to maintain a reputation among our customers as a timely, responsive manufacturer, or our failure to remedy manufacturing issues in a timely manner and to our customers’ satisfaction, or higher than expected manufacturing costs, would adversely affect our business.

Other than the Targis and CoolWave system control units and procedure kits, we outsource the remaining manufacturing for our products. We assemble Targis and CoolWave control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. Our reliance on outside suppliers for our components involves risks including limited control over the price and uncertainty regarding timely delivery and quality of parts. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron product line. As a result, we negotiated an end-of-life build with the MedTech Group, Inc. for the supply of Prostatron Cooled ThermoTherapy single-use treatment catheter products to support our Prostatron customers until we can transition them to another of our products.

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

We are dependent on key personnel.

Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Stryker Warren, Jr., our Chief Executive Officer and Greg Fluet, our Chief Operating Officer. We have employment agreements with Mr. Warren and Mr. Fluet that provides that either the Company or the individuals may terminate the individuals’ employment at any time with or without cause. If there is a change in control and we terminate Mr. Warren’s or Mr. Fluet’s employment without cause, however, we would be required to make specified payments to them as described in their employment agreement. We do not have key person life insurance on Mr. Warren or Mr. Fluet.

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

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

•	the timing, volume and pricing of customer orders for both control units and single-use treatment catheters,

•	the impact to the marketplace of competitive products and pricing,

•	the timing of expenditures related to sales and marketing, and research and development,

•	product availability and cost, and

•	changes in or announcements regarding potential changes CMS reimbursement rates.

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

Future sales of our common stock could have a significant negative effect on the market price of our common stock. In addition, upon exercise of outstanding options, the number of shares outstanding of our common stock could increase substantially. This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock. Dilution and potential dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock may negatively affect both the trading price and liquidity of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

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

Our common stock is traded on the Nasdaq Global Market System of the NASDAQ Stock Market LLC under the symbol “ULGX.” However, we expect that our common stock will be traded on Nasdaq’s Capital Market system beginning in late September 2009. The following table sets forth quarterly high and low last-sale prices of our common stock for each quarter during the past two years.

		Quarter
Fiscal Year		First	Second	Third	Fourth
2009	High	$2.00	$1.26	$0.60	$1.24
	Low	1.05	0.34	0.21	0.36

2008	High	$2.95	$1.86	$1.28	$1.88
	Low	1.82	1.11	0.78	0.86

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

The table below presents our equity compensation plan information as of June 30, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,577,992	$2.85	930,688
Equity compensation plan not approved by security holders	225,000	$2.75	None

Total	1,802,992	$2.84	930,688

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

The 225,000 shares listed under “equity compensation plans not approved by security holders” represent an option to purchase 225,000 shares of the Company’s common stock granted to Fred B. Parks, the Company’s former Chairman and Chief Executive Officer, in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75 per share. The 225,000 share grant was fully vested on May 27, 2007. In connection with Mr. Parks’ severance agreement, these options, along with all other outstanding and fully vested options held by Mr. Parks’ totaling 300,000 shares at an exercise price of $4.47 per share, were modified to allow them to continue to be exercisable until the earlier of (i) November 26, 2009; or (ii) the expiration date of such options.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended June 30,
	2009	2008		2007	2006		2005
	(in thousands, except per share data)
Statements of Operations Data:
Sales	$12,816	$14,906		$21,317	$25,885		$25,813
Cost of goods sold	6,367	6,893		13,893 (3)	8,995		7,810

Gross profit	6,449	8,013		7,424	16,890		18,003

Costs and Expenses:
Selling, general and administrative	8,534	11,767		11,086	12,940		11,643
Research and development	2,356	2,780		3,026	2,987		3,073
Amortization and impairment of identifiable intangible assets	24	71		2,244 (4)	194		164
Impairment of goodwill	—	10,193	(1)	—	—		—

Total costs and expenses	10,914	24,811		16,356	16,121		14,880

Operating earnings (loss)	(4,465)	(16,798)		(8,932)	769		3,123
Interest income, net	53	400		554	371		138

Earnings (Loss) before income taxes	(4,412)	(16,398)		(8,378)	1,140		3,261
Income tax expense (benefit)	7	(1,501	)(2)	4,859 (5)	(4,354	)(6)	424

Net earnings (loss)	$(4,419)	$(14,897)		$(13,237)	$5,494		$2,837

Basic:
Net earnings (loss) per common share	$(0.31)	$(1.04)		$(0.92)	$0.38		$0.20
Weighted average shares used in computing net earnings (loss) per share	14,389	14,337		14,332	14,319		14,279
Diluted:
Net earnings (loss) per common share	$(0.31)	$(1.04)		$(0.92)	$0.38		$0.19
Weighted average shares used in computing net earnings (loss) per share	14,389	14,337		14,332	14,369		14,759

	2009	2008		2007	2006		2005
Balance Sheet Data:
Cash, cash equivalents and available-for-sale investments	$7,032	$11,031		$12,250	$11,054		$10,770
Working capital	7,963	11,259		16,067	16,926		13,174
Total assets	12,141	17,480		32,653	43,898		39,106
Total liabilities	2,216	3,633		4,778	3,918		5,961
Shareholders’ equity	9,925	13,847		27,875	39,980		33,145

(1)	Represents a $10.2 million charge to fully impair our goodwill as of December 31, 2007.
(2)	Represents the reversal of our deferred tax liability of $1.6 million as a result of the impairment of our goodwill, partially offset by state taxes.
(3)	Includes the following non-cash charges as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter:

Inventory write-down	$213,000
Fixed asset impairment	178,000
Developed technology intangible asset impairment	4,044,000

$4,435,000

(4)	Includes the following non-cash charges as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter:

Trademark intangible asset impairment	$969,000
Customer base intangible asset impairment	991,000

$1,960,000

(5)	Includes a $4.8 million non-cash income tax expense to increase the valuation allowance to fully reserve our deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
(6)	Includes a $4.6 million non-cash income tax benefit to reduce the valuation allowance related to deferred tax assets.

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2009
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$2,655	$3,386		$3,328	$3,447
Gross profit	1,171	1,814		1,660	1,804
Loss before income taxes	(1,240)	(1,056)		(1,198)	(918)
Net Loss	(1,274)	(1,068)		(1,201)	(876)
Basic net loss per share	$(0.09)	$(0.07)		$(0.08)	$(0.06)
Diluted net loss per share	$(0.09)	$(0.07)		$(0.08)	$(0.06)

	Year Ended June 30, 2008
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$4,351	$3,802		$3,092	$3,661
Gross profit	2,722	1,874		1,409	2,007
Loss before income taxes	(323)	(11,692	)(1)	(2,141)	(2,243)
Net Loss	(397)	(10,117	)(2)	(2,141)	(2,243)
Basic net loss per share	$(0.03)	$(0.71)		$(0.15)	$(0.16)
Diluted net loss per share	$(0.03)	$(0.71)		$(0.15)	$(0.16)

(1)	Includes a $10.2 million charge to fully impair our goodwill as of December 31, 2007.
(2)	In addition to (1) above, includes a $1.6 million income tax benefit as a result of the reversal of our deferred tax liability as a result of the impairment of the goodwill.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including those set forth under “Risk Factors” in Item 1A. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. In calendar year 2009 the reimbursement rates for a hospital performing our treatment on an outpatient basis is $3,026, and the reimbursement for the urologist performing the Cooled ThermoTherapy treatment is $587 per procedure. The reimbursement rate (inclusive of the physician’s fee) in calendar year 2009 for Cooled ThermoTherapy procedures performed in the urologist’s office is $2,551, which is subject to geographic adjustment. Urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under the two-part system in which the ASC receives a fixed fee of $1,849 for calendar year 2009, while the urologist performing the treatment is reimbursed $587 for calendar year 2009.

For calendar 2010, CMS is proposing additional reductions in the physician fee schedule covering Cooled ThermoTherapy. The exact amount of the reduction has not yet been determined. We are actively participating in the comment process related to the proposed reductions, have an active reimbursement strategy, and have retained consultative experts to assist us with dealing with the proposed reimbursement rate reductions.

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

We expect to continue to invest in research and development and clinical trials to improve our products and our therapy, while focusing on growing revenues through our sales and marketing teams and our Cooled ThermoTherapy mobile service. These investments are intended to broaden our product offering and expand the clinical evidence supporting our proprietary Cooled ThermoTherapy treatment for BPH. In April 2009 at the American Urological Association annual meeting we launched our newest Cooled ThermoTherapy treatment catheter in the CTC Advance family, and had two separate presentations of our clinical data. The presentations highlighted our 5 year durability data and the ability of physicians to customize the treatment for patients with our system.

Critical Accounting Policies and Estimates:

In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy™ system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers free of charge under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue for the free use of our Cooled ThermoTherapy system control units are bundled with the sale of single-use treatment catheters and are considered a single unit of accounting. Revenue from the bundled sales are recognized as the single-use treatment catheters are shipped to our customers. Revenue from our mobile service is recognized upon treatment of the patient. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Should actual sales returns differ from our estimates, revisions to the sales return reserve would be required. Sales and use taxes are reported on a net basis, excluding them from revenue.

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

Based on a sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, we believed we may have additional sales tax exposure in some states related to our mobile service business. As a result, we believed that a liability was probable under Statement of Financial Accounting Standard (SFAS) No. 5 “Accounting for Contingencies” and increased our sales tax accrual by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we previously believed to be exempt. This change in accounting estimate resulted in an increase to our fiscal year 2008 selling, general and administrative expense and net loss of $755,000 or $0.05 per diluted share. As a result of new information obtained subsequent to June 30, 2008, which indicated that we would not owe as much sales tax as previously estimated, we reduced our sales tax accrual by approximately $396,000 at September 30, 2008, resulting in a reduction in our selling, general and administrative expenses for that period. During the remainder of fiscal 2009 the sales tax accrual was further reduced by a net amount of $145,000, principally due to the resolution and settlement of other state sales tax liabilities, resulting in a sales tax accrual of $221,000 at June 30, 2009.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2009, we carried a valuation allowance of $39.9 million against our remaining net deferred tax assets.

Stock-Based Compensation

On July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. Under the modified prospective method, we recognize compensation expense on all stock option awards granted subsequent to July 1, 2005, as well as on any awards modified, repurchased or cancelled after July 1, 2005, and on the unvested portion of stock options granted prior to July 1, 2005. The amount of compensation expense is based on the fair value of the option award at the date of grant and is recognized over the requisite service period which corresponds to the option vesting period. Options typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model, we use historical data to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing and number of options granted at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period.

Results of Operations

Fiscal Years Ended June 30, 2009 and 2008

Net Sales

Net sales decreased 14 percent to $12.8 million in fiscal 2009 from $14.9 million in fiscal 2008. The decrease in sales from fiscal 2008 is primarily due to reduced orders for procedure kits as well as a reduction in the number of Urologix mobile treatments performed due to fewer accounts treating, partially offset by an increase in orders for procedure kits to our third-party mobiles, as well as an increase in the mobile service average selling price (ASPs).

During fiscal 2009, revenue from catheter sales to direct accounts constituted 35 percent of sales compared to 43 percent in the prior fiscal year, while catheter sales to third party mobiles constituted 14 percent of revenue in the current fiscal year compared to 10 percent in fiscal 2008. Revenue derived from the Urologix mobile service constituted 48 percent of total sales in fiscal 2009 compared to 45 percent in the prior year. The remaining three percent of our sales in fiscal 2009 were from sales of our control units and warranty service contracts.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for fiscal 2009 decreased to $6.4 million or 8 percent from $6.9 million in fiscal 2008. This decrease in cost of goods sold is a result of the 14 percent decrease in sales year over year, as well as fiscal year 2008 non-recurring charges related to the impairment of developed technologies of $65,000 and a $131,000 provision for Prostaprobe inventories, purchase commitments and warranties as a result of the projected decline in sales as a result of the decision to end-of-life the Prostatron product line. These decreases were partially offset by higher manufacturing expense per unit and increased unabsorbed manufacturing expense due to lower production volume in fiscal year 2009.

Gross profit as a percentage of sales decreased to 50% in fiscal 2009 from 54% in the prior fiscal year. The four percentage point decrease in fiscal 2009 as compared to fiscal 2008 is a result of higher manufacturing expense per unit and lower production volume of our treatment catheters, which provide a smaller base to absorb our fixed manufacturing overhead costs. In addition, the number of mobile unit treatments as a percentage of sales increased, which have lower overall margins.

Selling, General & Administrative

Selling, general and administrative expenses in fiscal 2009 decreased $3.2 million or 27 percent to $8.5 million from $11.8 million in fiscal 2008. The decrease in selling, general and administrative expense is largely the result of a $755,000 increase to our sales tax accrual in fiscal 2008, of which approximately $396,000 was reversed in the first quarter of fiscal 2009 as a result of new information obtained which indicated that we would not owe as much sales tax as previously estimated. In addition, the decrease in expenses from fiscal year 2008 to 2009 reflects a $496,000 decrease in legal and audit fees, a $383,000 decrease in consulting and professional fees due to certain one-time expenses in fiscal 2008 that were not repeated in fiscal 2009, a $230,000 decrease in commission expense due to lower sales, a $155,000 decrease in stock option expense due to lower grant date fair values, a $146,000 decrease in advertising and promotion expense, a $104,000 decrease in wages and benefits as a result of severance accruals recorded during fiscal 2008 for former Company executives, as well as smaller decreases in several other areas. Much of the decrease in selling, general and administrative expenses in fiscal 2009 is a result of our continuing efforts to manage expenses.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $2.4 million, or 15 percent for fiscal 2009 from $2.8 million for fiscal 2008. The decrease in research and development is due to a $557,000 decrease in product testing and project materials as we launched our newest catheter, CTC Advance at the end of the prior year. In addition, wages and benefits decreased by approximately $247,000 as a result of a reduction in headcount. These decreases were partially offset by an increase in consulting expenses of $450,000 as a result of research and development employee turnover.

Amortization and Impairment of Identifiable Intangible Assets

Amortization and impairment of identifiable intangible assets decreased to $24,000 in fiscal 2009 compared to $71,000 in fiscal 2008. The decrease in amortization and impairment expense is the result of the implementation of an end-of-life plan in fiscal year 2007 for the Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter. As a result of this plan, in fiscal year 2008 we wrote-off the remaining balance of our trademark intangible asset of $16,800, as well as recorded an additional write-down of the customer base intangible asset of $24,000 due to a decrease in projected sales of this end-of-life product line. The current year amortization expense relates to the amortization of our remaining customer base intangible asset over its remaining useful life of 5.25 years.

Net Interest Income

Net interest income for fiscal 2009 decreased to $53,000 from $400,000 in the prior fiscal year. The decrease is due to lower cash and investment balances and lower interest rates.

Provision for Income Taxes

We recorded $7,000 of income tax expense for the fiscal year ended June 30, 2009 compared to a $1.5 million income tax benefit for the fiscal year ended June 30, 2008. The $7,000 of income tax expense at June 30, 2009 was the result of the recording of $55,000 of income tax expense related to state taxes, partially offset by $48,000 of an income tax benefit related to research and development credits. The income tax benefit for the fiscal year ended June 30, 2008 is a result of a $1.6 million reversal of the deferred tax liability balance related to goodwill which was no longer necessary after the impairment of goodwill at December 31, 2007. This was partially offset by approximately $18,000 of tax expense mainly related to state taxes.

Fiscal Years Ended June 30, 2008 and 2007

Net Sales

Net sales decreased 30 percent to $14.9 million in fiscal 2008 from $21.3 million in fiscal 2007. The decrease in sales from fiscal 2007 was primarily due to reduced orders for procedure kits as a result of lost accounts, both direct and mobile, a reduction in the average order size of accounts, as well as our inability to meet demand for Prostaprobes as we awaited an end-of-life build from our supplier. Sales were also down as a result of continued turnover in our sales force, as well as disruptions in our mobile business from employee turnover.

During fiscal 2008, revenue from catheter sales to direct accounts constituted 53 percent of sales compared to 65 percent in the prior fiscal year, while our mobile treatments comprised 45 percent of total sales in fiscal 2008 compared to 33 percent in the prior year. The remaining one percent of our sales in fiscal 2008 was from sales of our control units and warranty service contracts.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for fiscal 2008 decreased to $6.9 million or 50 percent from $13.9 million in fiscal 2007, and was primarily due to the 30 percent decrease in sales from fiscal 2007 to fiscal 2008. Fiscal year 2007 includes $4.2 million in asset impairment charges related to developed technologies and Prostatron fixed assets, and a $213,000 write-down of Prostatron inventory as a result of the implementation of an end-of-life plan for our Prostatron control units and Prostaprobe catheters.

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

Selling, General & Administrative

Selling, general and administrative expenses in fiscal 2008 increased $681,000 or 6 percent to $11.8 million from $11.1 million in fiscal 2007. The increase in selling, general and administrative expense was largely the result of a $755,000 increase to our sales tax accrual as a result of a sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, in which we determined we may have additional sales tax exposure in some states related to our mobile service business. As a result, we felt it was probable under Statement of Financial Accounting Standard (SFAS) No. 5 “Accounting for Contingencies” to increase our sales tax reserve by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we previously believed to be exempt. In addition, there was a $568,000 increase in wages and benefits as a result of $520,000 of severance accruals recorded during the year for former Company executives, and a $258,000 increase in legal and audit expenses for special projects. These increases were partially offset by a $940,000 decrease in sales and marketing expenses largely as a result of a $478,000 decrease in sales and marketing wages and a $224,000 decrease in travel and entertainment due to an average decrease in headcount during fiscal 2008, as well as an $189,000 decrease in commission expense as a result of reduced sales.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $2.8 million, or 8 percent at June 30, 2008 from $3.0 million at June 30, 2007. The decrease in research and development was mainly due to a $223,000 decrease in wages and benefits as a result of reduced headcount and a $57,000 decrease in consulting, partially offset by an approximate $101,000 increase in product testing and project materials related to our newest catheter, CTC Advance.

Amortization and Impairment of Identifiable Intangible Assets

Amortization and impairment of identifiable intangible assets decreased to $71,000 in fiscal 2008 compared to $2,244,000 in fiscal 2007. The decrease in amortization and impairment expense was the result of the implementation of an end-of-life plan at June 30, 2007 for the Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter. The fiscal year 2008 impairment and amortization expense was a result of the write-off of our trademark intangible asset of $16,800, as well as the additional write-down of the customer base of $24,000 in December 2007, and continued amortization of our remaining customer base intangible asset over its remaining useful life of 6.25 years, as compared to asset impairment charges of $991,000 related to the Prostatron customer base and $969,000 related to the Prostatron trademarks in fiscal 2007.

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

Net Interest Income

Net interest income for fiscal 2008 decreased to $400,000 from $554,000 in the prior fiscal year. The decrease was due to lower cash and investment balances and lower interest rates.

Provision for Income Taxes

We recorded $1.5 million of income tax benefit for the fiscal year ended June 30, 2008 compared to an income tax expense of $4.9 million in fiscal 2007. The income tax benefit for the fiscal year ended June 30, 2008 was a result of a $1.6 million reversal of the deferred tax liability balance related to goodwill which was no longer necessary after the impairment of goodwill at December 31, 2007. This was partially offset by approximately $18,000 of tax expense mainly related to state taxes. The $4.8 million of tax expense at June 30, 2007 was to increase our valuation allowance to fully reserve our deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period based on management’s assessment of evidence, including the net loss in fiscal 2007. In addition to the $4.8 million of tax expense to increase our valuation allowance, we recorded $57,000 of income tax expense during fiscal year 2008 related to state taxes.

Liquidity and Capital Resources

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of June 30, 2009, we had total cash and cash equivalents of $7.0 million compared to cash and cash equivalents of $11.0 million as of June 30, 2008. The decrease in cash and cash equivalents resulted primarily from our decreased sales in fiscal 2009 which contributed to a net operating loss of $4.4 million in fiscal 2009.

Cash Provided by Operating Activities

During fiscal 2009, we used $3.9 million of cash from operating activities compared to $1.0 million in fiscal 2008 primarily as a result of our net operating loss of $4.4 million. The net loss of $4.4 million included non-cash charges of $973,000 of depreciation and amortization expense, and $489,000 of stock-based compensation expense. Changes in operating items used $1.0 million of operating cash flow for the period as a result of a decrease in accrued expenses and deferred income of $1.1 million as a result of the reduction of our sales tax accrual and severance accruals for former Company executives during fiscal 2009, as well as a decrease in accounts payable of $312,000 due to lower spending. These decreases in cash were partially offset by lower accounts receivable balances of $256,000 due to improved collections.

Cash Used for Investing Activities

We used $86,000 for investing activities as a result of the purchase of property and equipment to support our mobile, office and manufacturing operations.

Cash Provided by Financing Activities

During fiscal 2009 we generated $8,000 from financing activities as a result of proceeds from the exercise of stock options.

We believe our $7.0 million in cash and cash equivalents at June 30, 2009 will be sufficient to fund our operations, working capital and capital resources needs beyond fiscal year 2010. In addition, we believe the majority of our cash equivalents are secure as they are backed by United States Government Treasuries. There can be no assurance, however, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Contractual Commitments

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options, as well as grow our mobile service which provides physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis. As of June 30, 2009, our property and equipment, net, included approximately $1.1 million of control units used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

Future contractual commitments, including interest that will affect cash flows are as follows (in thousands):

	2010	2011
Building and equipment leases	$257	$189

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

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for us beginning July 1, 2009. The adoption of this statement will not have any impact on our financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-61-1 requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and shall be included in the computation of basic and diluted earnings per share using the two-class method outlined in SFAS No. 128, “Earnings per Share.” All prior period earnings per share data should be adjusted retrospectively. The Company adopted FSP No. EITF

03-6-1 effective July 1, 2009. The adoption of this statement will not have any impact on our financial statements.

In October 2008, the FASB issued FSP no. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately. The implementation of FAS 157-3 had no impact on our financial statements.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. The new guidance amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141(R), “Business Combinations”. We will be required to apply the new guidance to any business combinations completed on or after July 1, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this standard during the quarter ended June 30, 2009. We evaluated subsequent events through September 21, 2009, the date our financial statements were filed with the Securities and Exchange Commission (SEC). See Note 2 “Significant Accounting Policies” for the related disclosure.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We will begin to use the new Codification when referring to GAAP in our interim financial statements for the quarter ending September 30, 2009. The implementation of SFAS No. 168 will have no impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash equivalents instruments. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair value of these instruments as our investments are variable rate investments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% change in interest rates and was not materially different from the quarter-end carrying value. Due to the nature of our cash equivalents instruments, we have concluded that we do not have a material market risk exposure.

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

Under the supervision of our Chief Executive Officer and our Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2009.

*        *        *

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm, KPMG LLP, regarding internal controls over financial reporting. Management’s report was not subject to attestation by KPMG LLP pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (the Company) as of June 30, 2009 and 2008, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota

September 21, 2009

UROLOGIX, INC.

Balance Sheets

(In thousands, except per share data)

	June 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,032	$11,031
Accounts receivable, net of allowance of $72 and $153, respectively	1,505	1,773
Inventories	1,407	1,634
Prepaids and other current assets	80	115

Total current assets	10,024	14,553

Property and equipment:
Property and equipment	11,788	12,303
Less accumulated depreciation	(10,380)	(10,295)

Property and equipment, net	1,408	2,008
Other assets	566	752
Identifiable intangible assets, net	143	167

Total assets	$12,141	$17,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$462	$774
Accrued compensation	791	711
Deferred income	210	227
Other accrued expenses	598	1,582

Total current liabilities	2,061	3,294

Deferred income	155	339

Total liabilities	2,216	3,633

Commitments and Contingencies (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 25,000 shares authorized; 14,413 and 14,383 shares issued and outstanding	144	144
Additional paid-in capital	113,910	113,413
Accumulated deficit	(104,129)	(99,710)

Total shareholders’ equity	9,925	13,847

Total liabilities and shareholders’ equity	$12,141	$17,480

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.

Statements of Operations

(In thousands, except per share data)

	For the Years Ended June 30
	2009	2008	2007
SALES	$12,816	$14,906	$21,317
COST OF GOODS SOLD	6,367	6,893	13,893

Gross profit	6,449	8,013	7,424

COSTS AND EXPENSES
Selling, general and administrative	8,534	11,767	11,086
Research and development	2,356	2,780	3,026
Amortization and impairment of identifiable intangible assets	24	71	2,244
Impairment of goodwill	—	10,193	—

Total costs and expenses	10,914	24,811	16,356

OPERATING LOSS	(4,465)	(16,798)	(8,932)
INTEREST INCOME	53	400	554

LOSS BEFORE INCOME TAXES	(4,412)	(16,398)	(8,378)
INCOME TAX EXPENSE (BENEFIT)	7	(1,501)	4,859

NET LOSS	$(4,419)	$(14,897)	$(13,237)

NET LOSS PER COMMON SHARE—BASIC	$(0.31)	$(1.04)	$(0.92)

NET LOSS PER COMMON SHARE—DILUTED	$(0.31)	$(1.04)	$(0.92)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	14,389	14,337	14,332

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	14,389	14,337	14,332

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.

Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2006	14,328	$143	$111,450	$(71,613)	$39,980
Cumulative effect adjustment as a result of the adoption of SAB 108	—	—	—	37	37
Net loss	—	—	—	(13,237)	(13,237)
Stock options exercised	5	—	12	—	12
Stock-based compensation	—	—	1,083	—	1,083

Balance, June 30, 2007	14,333	143	112,545	(84,813)	27,875
Net loss	—	—	—	(14,897)	(14,897)
Stock options exercised	50	1	38	—	39
Stock-based compensation	—	—	830	—	830

Balance, June 30, 2008	14,383	$144	$113,413	$(99,710)	$13,847
Net loss	—	—	—	(4,419)	(4,419)
Stock options exercised	10	—	8	—	8
Vesting of restricted stock	20	—	—	—	—
Stock-based compensation	—	—	489	—	489

Balance, June 30, 2009	14,413	$144	$113,910	$(104,129)	$9,925

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.

Statements Of Cash Flows

(In thousands)

	For the Years Ended June 30
	2009	2008	2007
OPERATING ACTIVITIES
Net loss	$(4,419)	$(14,897)	$(13,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	973	1,191	2,260
Employee stock-based compensation expense	489	830	1,083
Impairment of goodwill and long-lived assets	—	10,299	6,004
Provision for bad debts	12	108	58
Deferred income taxes	—	(1,519)	4,842
Loss on disposal of assets	43	—	20
Change in operating assets and liabilities:
Accounts receivable	256	2,190	1,105
Inventories	(79)	172	(416)
Prepaids and other assets	221	207	398
Accounts payable	(312)	(174)	(427)
Accrued expenses and deferred income	(1,105)	548	(194)

Net cash (used for) provided by operating activities	(3,921)	(1,045)	1,496

INVESTING ACTIVITIES
Purchase of property and equipment	(86)	(213)	(312)

Net cash used for investing activities	(86)	(213)	(312)

FINANCING ACTIVITIES
Proceeds from stock option exercises	8	39	12

Net cash provided by financing activities	8	39	12

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,999)	(1,219)	1,196
CASH AND CASH EQUIVALENTS
Beginning of year	11,031	12,250	11,054

End of year	$7,032	$11,031	$12,250

Supplemental cash-flow information
Income taxes paid during the period	$22	$35	$112
Net carrying amount of inventory transferred to property and equipment	$306	$615	$629

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.

Notes to Financial Statements

1. Nature of Business

Description of Operating Activities

Urologix, Inc. (the “Company,” “Urologix,” “we”) develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the Targis,® and CoolWave ® names and our procedure kits under the CTC Advance™, CTC™, Targis and Prostaprobe™ names. During the fourth quarter of fiscal 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters. We have converted the majority of the Prostaprobe customers to our Coolwave or Targis platforms. However, we do have a limited number of customers for whom we have committed to perform an end-of-life build, after which we expect the remainder of these customers to convert to one of our other platforms. All systems utilize the Company’s Cooled ThermoTherapy technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic.

2. Significant Accounting Policies

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of 90 days or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Revenue Recognition

We recognize revenue from the sale of Cooled ThermoTherapy™ system control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy system control units, we place our Cooled ThermoTherapy system control units with customers free of charge under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue for the free use of our Cooled ThermoTherapy system control units are bundled with the sale of single-use treatment catheters and are considered a single unit of accounting. Revenue from the bundled sales are recognized as the single-use treatment catheters are shipped to our customers. Revenue from our mobile service is recognized upon treatment of the patient. Revenue for warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Should actual sales returns differ from our estimates, revisions to the sales return reserve would be required. Sales and use taxes are reported on a net basis, excluding them from revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at fair value upon the sale of goods or services to customers and are stated net of allowances for doubtful accounts.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

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

Bad debt and sales returns provisions and accounts receivable write-offs for the years ended June 30, 2009, 2008 and 2007 were as follows (in thousands):

Years Ended	Beginning Balance	Provisions	Write-offs	Ending Balance
June 30, 2009	$153	$12	$(93)	$72
June 30, 2008	224	108	(179)	153
June 30, 2007	238	8	(22)	224

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of (in thousands):

	June 30, 2009	June 30, 2008
Raw materials	$766	$786
Work-in-process	198	264
Finished goods	443	584

Total inventories	$1,407	$1,634

Goodwill and Long-Lived Assets

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

As of June 30, 2009, identifiable intangible assets consist of a customer base of $126,000 and patents of $16,000. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment as changes in circumstance or the occurrence of events suggests the remaining amount is not recoverable. These events include continued losses or a projection of continued losses, a significant decrease in the market value of an asset, or a change in the expected use of an asset. When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information to the carrying amount of those assets. If impairment is identified for long-lived assets, the asset’s fair value is compared to its carrying amount. Impairment is recorded when the asset’s carrying amount exceeds its fair value. No impairment charges were recorded in fiscal year 2009. See Note 4 for a description of asset impairment charges recorded in fiscal years 2008 and 2007.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Property and Equipment

Property and equipment are stated at cost. Company owned Cooled ThermoTherapy system control units located at customer sites for evaluation and long-term use programs are classified as property and equipment, valued at cost of materials to manufacture and depreciated over a useful life of four years. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over their remaining useful lives. Repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment, furniture and vehicles. Leasehold improvements are amortized over the shorter of the useful life of the assets or term of the lease.

Property and equipment, net consisted of the following (in thousands):

	June 30, 2009	June 30, 2008
Leasehold improvements, equipment, furniture and vehicles	$309	$590
Computer equipment	23	31
Control units	1,076	1,387

Total property and equipment, net	$1,408	$2,008

Other Assets

Other assets consist primarily of prepaid royalties resulting from patent licensing agreements. The agreements require us to pay a royalty on sales of Cooled ThermoTherapy products. Royalties are charged to cost of goods sold as sales are recognized.

Leases and Deferred Rent

We lease all of our office space. Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. As of June 30, 2009, all of our leases were accounted for as operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent. For any lease incentives we receive for items such as leasehold improvements, we record a deferred credit for the amount of the lease incentive and amortize it over the lease term, which may or may not equal the amortization period of the leasehold improvements in accordance with FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases.”

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

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Warranty provisions and claims for the years ended June 30, 2009, 2008 and 2007 were as follows (in thousands):

Years Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance
June 30, 2009	$40	$28	$(49)	$19
June 30, 2008	105	(13)	(52)	40
June 30, 2007	94	100	(89)	105

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2009, we carried a valuation allowance of $39.9 million against our remaining net deferred tax assets,

Stock-Based Compensation

On July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” using the modified prospective method. Under the modified prospective method, we recognize compensation expense on all stock option awards granted subsequent to July 1, 2005, as well as on any awards modified, repurchased or cancelled after July 1, 2005, and on the unvested portion of stock options granted prior to July 1, 2005. Expense is determined based on the fair values of the options at their date of grant. See Note 3 for additional discussion.

Net Loss Per Common Share

Basic loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus all potentially dilutive common shares that result from stock options. The number of shares used in earnings per share computations is as follows (in thousands):

	For the years ended June 30,
	2009	2008	2007
Weighted average common shares outstanding—basic	14,389	14,337	14,332
Dilutive effect of stock options	—	—	—

Weighted average common shares outstanding—diluted	14,389	14,337	14,332

The dilutive effect of stock options in the above table excludes 1.6 million, 1.3 million, and 1.3 million of underlying options for which the exercise price was higher than the average market price for the years ended June 30, 2009, 2008 and 2007, respectively. In addition, dilutive potential common shares of 11,016, 6,994 and

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

214, where the exercise price was lower than the average market price, were excluded from diluted weighted average common shares outstanding for the year ended June 30, 2009, 2008 and 2007, respectively as they would be anti-dilutive due to our net loss for those years.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Financial Instruments

The carrying amounts of our accounts receivable and accounts payable approximate fair value due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. These include, among others, the continued recessionary economic conditions, tight credit markets, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

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

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for us beginning July 1, 2009. The adoption of this statement will not have any impact on our financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-61-1 requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and shall be included in the computation of basic and diluted earnings per share using the two-class method outlined in SFAS No. 128, “Earnings per Share.” All prior period earnings per share data should be adjusted retrospectively. The Company adopted FSP No. EITF03-6-1 effective July 1, 2009. The adoption of this statement will not have any impact on our financial statements.

In October 2008, the FASB issued FSP no. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately. The implementation of FAS 157-3 had no impact on our financial statements.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The new guidance amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141(R), “Business Combinations”. We will be required to apply the new guidance to any business combinations completed on or after July 1, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this standard during the quarter ended June 30, 2009. We evaluated subsequent events through September 21, 2009, the date our financial statements were filed with the Securities and Exchange Commission (SEC).

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We will begin to use the new Codification when referring to GAAP in our interim financial statements for the quarter ending September 30, 2009. The implementation of SFAS No. 168 will have no impact on our financial statements.

3. Stock Options

We have a stock option plan, the 1991 Plan, that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of June 30, 2009, we had reserved 4,450,910 shares of common stock under the 1991 Plan, and 930,688 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of the 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

On February 25, 2008 our Interim Chief Executive Officer was granted an option to purchase 40,000 shares of the Company’s stock. The option is a non-qualified option which expires ten years from the grant date and vested 10,000 shares upon the date of grant, with an additional 10,000 shares vested on the 30, 60, and 90 day anniversary of the grant date.

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

In addition, during fiscal 2009 and 2008 non-employee consultants were granted options to purchase a total of 6,500 and 52,500 shares of the Company’s stock, respectively. These options are non-qualified options which expire ten years from the grant date and become fully vested either based on performance criteria, or over periods

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

ranging from three months from the date of grant to over 24 months from the date of grant provided the consultants are still providing services to the Company. As these options were granted to non-employees, in accordance with the Emerging Issues Task Force (EITF) 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the final value of these options will need to be determined at their vesting dates, rather than the date of grant, using the Black Scholes option pricing model and will be marked to market at each reporting date until they become fully vested.

In addition to the 1991 Plan described above, the Company’s former Chairman and Chief Executive Officer, Fred B. Parks, received an option outside of the 1991 Plan to purchase 225,000 shares in connection with his original employment agreement dated May 21, 2003. The option is a non-qualified option exercisable at a price of $2.75. The 225,000 share grant fully vested on May 27, 2007. In connection with Mr. Parks’ severance agreement, these options, along with all other outstanding and fully vested options held by Mr. Parks’ totaling 300,000 shares at an exercise price of $4.47 per share, were modified to allow them to continue to be exercisable until the earlier of (i) November 26, 2009; or (ii) the expiration date of such options. Under the terms of the original option grants, Mr. Parks’ outstanding and fully vested options would have expired 30 days from the date of his termination of employment with the Company. This modification resulted in the Company recognizing approximately $4,500 of additional stock-based compensation during the year ended June 30, 2008.

On July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. As a result, our fiscal 2009, 2008 and 2007 results of operations reflect compensation expense for new stock options granted and vested under our stock incentive plan, and the unvested portion of previous stock option grants and restricted stock which vested during the year. Amounts recognized in the financial statements related to stock-based compensation for the fiscal years ended June 30, 2009, 2008 and 2007 were as follows (in thousands,):

	2009	2008	2007
Cost of goods sold	$31	$127	$140
Selling, general and administrative	425	580	777
Research and development	33	123	166

Total cost of stock-based compensation	489	830	1,083
Tax benefit of options issued	—	—	—

Total stock-based compensation, net of tax	$489	$830	$1,083

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For restricted stock awards, the fair value is calculated as the market price on date of grant and we amortize the fair value on a straight-line basis over the requisite service period of the award. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30 2009, 2008 and 2007 using the Black-Scholes option-pricing model:

	2009	2008	2007
Volatility	59.1%	59.1%	69.4%
Risk-free interest rate	2.3%	3.6%	4.9%
Expected option life	3 years	3 years	3 years
Stock dividend yield	—	—	—

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

A summary of our options at and option activity for the fiscal year ended June 30, 2009 is as follows:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Outstanding as of June 30, 2009	Weighted-avg. Remaining Contractual Life	Weighted-avg. Exercise Price	Exercisable as of June 30, 2009	Weighted-avg. Exercise Price
$	— $ 2.43	889,000	8.63	$1.55	283,675	$1.42
	$2.44 $ 4.86	734,950	4.62	$3.59	700,663	$3.63
	$4.87 $ 7.29	51,001	4.97	$6.19	50,822	$6.19
	$7.30 $ 9.72	6,000	1.34	$9.33	6,000	$9.33
	$9.73 $12.15	12,500	1.51	$12.13	12,500	$12.13
	$12.16 $14.58	16,075	3.51	$13.06	16,075	$13.06
	$14.59 $17.01	10,000	2.35	$15.82	10,000	$15.82
	$17.02 $19.44	3,466	1.68	$18.97	3,466	$18.97

		1,722,992	6.64	$2.89	1,083,201	$3.60

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2008	1,614,450	$3.32		$99,943
Options granted	411,500	1.42
Options forfeited	(176,948)	2.08
Options expired	(116,010)	5.19
Options exercised	(10,000)	0.79

Outstanding at June 30, 2009	1,722,992	2.89	6.6	$102,683
Exercisable at June 30, 2009	1,083,201	3.60	5.4	$47,178

The aggregate intrinsic value in the table above is based on our closing stock price of $1.24 as of the last business day of the fiscal year ended June 30, 2009, which would have been received by the optionees had all options been exercised on that date. The aggregate intrinsic value for options exercisable at June 30, 2008 was $36,000, when the closing price of our stock on June 30, 2008 was $1.77. There was no aggregate intrinsic value for options exercisable at June 30, 2007 as the price of our stock at June 30, 2007 was less than the exercise price of all options exercisable.

The weighted average fair value of our options at their grant date was approximately $0.57, $0.82 and $1.42 for options granted during the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2008 and 2007 was $29,000 and $4,000, respectively. There was no intrinsic value of the options exercised during fiscal year 2009 as the grant price of the options was greater than the stock price on the date of exercise.

A summary of the status of our nonvested options as of June 30, 2009 is as follows:

	Number of Options	Weighted-avg. Grant- Date Fair Value
Nonvested at June 30, 2008	674,772	$0.89
Options granted	411,500	0.57
Options forfeited	(176,948)	0.95
Options vested	(269,533)	0.78

Nonvested at June 30, 2009	639,791	0.69

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant- Date Fair Value
Nonvested at June 30, 2008	80,000	$1.79
Options granted	—	—
Options forfeited	—	—
Options vested	20,000	1.79

Nonvested at June 30, 2009	60,000	$1.79

As of June 30, 2009, total unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under our plan was $504,000 and $74,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.4 years for non-vested stock options and 3 years for restricted stock awards. The total fair value of options vested during the fiscal years ended June 30, 2009, 2008 and 2007 was $211,000, $303,000 and $859,000, respectively. There were no restricted stock awards which vested in the fiscal years ended June 30, 2008, or 2007.

4. Identifiable Intangible Assets, Net

Balances of identifiable intangible assets, net, were as follows (in thousands):

	As of June 30, 2009				As of June 30, 2008
	Carrying Amount	Accumulated Amortization	Impairment	Net	Carrying Amount	Accumulated Amortization	Impairment	Net
Developed technologies	$7,500	$3,391	$4,109	$—	$7,500	$3,391	$4,109	$—
Customer base	2,300	1,159	1,015	126	2,300	1,135	1,015	150
Trademarks	1,140	154	986	—	1,140	154	986	—
Patents	17	—	—	17	17	—	—	17

Total identifiable intangible assets, net	$10,957	$4,704	$6,110	$143	$10,957	$4,680	$6,110	$167

At June 30, 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters which resulted in asset impairment charges of $6,004,000 related to developed technologies, customer base, and trademarks in accordance with SFAS No. 144. In addition, the remaining estimated useful life of the developed technologies and trademarks were reduced from 8.25 years to 2.5 years at June 30, 2007. The estimated remaining useful life of the customer base remained unchanged at 7.25 years. At December 31, 2007, we took additional impairment charges of $106,000 related to the Prostatron control units and Prostaprobe catheters as a result of declining sales projections for this product line. As a result, our developed technologies and trademark assets were completely written off. Future annual amortization expense for the customer base is expected to be approximately $24,000 through September 2014, its estimated remaining useful life. The patent intangible assets relate to fees incurred for patents. We begin amortization of these patent costs when they are issued and any future annual amortization is expected to be minor.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

5. Other Accrued Expenses

Other accrued expenses were comprised of the following as of June 30 (in thousands):

	2009	2008
Sales tax accrual	$221	762
Accrued severance	104	405
Other	273	415

Total other accrued expenses	$598	$1,582

Based on a sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, we believed we may have additional sales tax exposure in some states related to our mobile service business. As a result, we believed that a liability was probable under Statement of Financial Accounting Standard (SFAS) No. 5 “Accounting for Contingencies” and increased our sales tax accrual by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we previously believed to be exempt. This change in accounting estimate resulted in an increase to our fiscal year 2008 selling, general and administrative expense of $755,000. As a result of new information obtained subsequent to June 30, 2008, which indicated that we would not owe as much sales tax as previously estimated, we reduced our sales tax accrual by approximately $396,000 at September 30, 2008, resulting in a reduction in our selling, general and administrative expenses for that period. During the remainder of fiscal 2009 the sales tax accrual was further reduced by a net amount of $145,000, principally due to the resolution and settlement of other state sales tax liabilities, resulting in a sales tax accrual of $221,000 at June 30, 2009.

6. Income Taxes

The components of income tax expense (benefit) for each of the years in the three-year period ended June 30, 2009 consist of the following (in thousands):

	For the fiscal year ended June 30,
	2009			2008			2007
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(48)	$—	$(48)	$—	$(1,369)	($1,369)	$—	$4,158	$4,158
State	55	—	55	18	(150)	(132)	17	684	701

Total	$7	$—	$7	$18	$(1,519)	$(1,501)	$17	$4,842	$4,859

For fiscal year 2009, current federal income tax benefit consists of prior year actual and current year estimates of refundable research and development credits. Current state tax expense consists of estimated state tax expense for the Company.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

A reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit) is as follows:

	For the years ended June 30,
	2009	2008	2007
Federal statutory rate at 34 percent	$(1,500)	$(5,575)	$(2,849)
State taxes, net of federal tax expense (benefit) and state valuation allowance	(83)	(531)	11
Nondeductible expenses	50	41	49
Stock –based compensation	108	205	253
General business credits	(220)	—	(135)
Section 382 limited net operating losses	767	—	—
Expiration of State net operating losses	170	—	—
Other	(8)	5	—
Change in valuation allowance	723	4,354	7,530

	$7	$(1,501)	$4,859

The components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2009	2008
Deferred Tax Assets: Non-Current:
Net operating loss carry forward	$34,749	$33,301
Definite-lived intangibles	3,412	3,922
Alternative minimum tax credit	93	93
Federal and state general business credits	994	822
Non-qualified stock-based compensation	384	331
Current:
Accrued expenses	369	853

Gross deferred tax assets	40,001	39,322
Deferred Tax Liabilities: Non-Current:
Property, plant and equipment	(69)	(113)

Gross deferred tax liabilities	(69)	(113)

Net deferred tax assets before valuation allowance	39,932	39,209
Less: valuation allowance	(39,932)	(39,209)

Total net deferred tax asset	$—	$—

Of the valuation allowance amounts above, $535,000 as of June 30, 2009 and $535,000 as of June 30, 2008 was attributable to increases in the net operating loss carry forwards resulting from the exercise of stock options. These amounts will be recorded as an increase to additional paid-in-capital if it is determined in the future that this portion of the valuation allowance is no longer required, and the net operating loss generated by these deductions is utilized on the tax return.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

At June 30, 2009, the expiration dates and amounts of our net operating loss carryforwards and credits for federal income tax purposes are as follows (in thousands):

Years expiring (in thousands)	Net Operating Loss	Credits
2009 - 2010	$4,991	$71
2011 - 2015	31,046	156
2016 - 2020	21,389	—
2021 - 2028	32,700	613

	$90,126	$840

We also have a carryforward credit for alternative minimum tax of approximately $93,000 that has no expiration date.

The Company also completed a Section 382 analysis of the net operating loss carryforwards through February 1, 2006. Through that analysis it was determined that $767,000 of the remaining net operating loss carryforward will not be utilized due to a Section 382 limitation. Net operating losses generated since February 1, 2006 have not been analyzed for any Section 382 limitations and therefore may or may not be fully realizable in the future.

We adopted FIN 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109,” effective July 1, 2007 as required. As of July 1, 2007, we believed we had approximately $35,000 of unrecognized tax benefits related to state tax liabilities which would favorably impact the effective income tax rate in any future period, if recognized. Included in the amount of unrecognized benefits was accrued interest and penalties of approximately $15,000. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. After further analysis of our state tax liabilities, including interest and penalties, our FIN 48 liability at June 30, 2009 is $15,000. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1994 due to unexpired net operating loss carryforwards originating in and subsequent to that fiscal year. Income tax examinations we may be subject to for the various state taxing authorities vary by jurisdiction.

7. Deferred Income

Deferred income as of June 30 consisted of the following (in thousands):

	2009	2008
Deferred royalty income	$339	$524
Deferred warranty service income	26	42

Total deferred income	$365	$566

Deferred royalty income consists of a prepaid non-exclusive license previously granted to a third party for the use of certain of our technologies. Deferred royalty income is recognized as the greater of amounts due based on actual sales or amortization of the license fee over the remaining license period, which is three years as of June 30, 2009.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

Deferred warranty service income is for prepayments made to us for warranty service contracts and is recognized over the contract period ranging from 12 to 24 months.

8. Goodwill Impairment and Reversal of Related Deferred Tax Liability

As of December 31, 2007 we recorded a $10.2 million charge to fully impair our goodwill. SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment annually or at an interim period when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our annual test of goodwill for impairment in May 2007 and then updated for our year-end in June 2007 and found no impairment due to the conditions at that time. However, due to our decline in stock price, coupled with subsequent negative operating results and further impairments of our other long-lived assets in our quarter ended December 31, 2007, we again tested the goodwill for impairment as of December 31, 2007. Based on this impairment test, we concluded that goodwill was fully impaired as of December 31, 2007.

In addition, as a result of the impairment of the goodwill, we also recorded an income tax benefit as of December 31, 2007 of $1.6 million due to the reversal of the deferred tax liability balance related to goodwill which is no longer necessary after the goodwill impairment.

9. Commitments and Contingencies

Leases

The Company leases its facility and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2011. Rent expense related to operating leases was approximately $216,000, $226,000, and $342,000 for the years ended June 30, 2009, 2008 and 2007, respectively. Future minimum annual lease commitments under noncancelable operating leases with initial terms of one year or more are $257,000 in fiscal 2010, and $189,000 in fiscal 2011.

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

10. Benefit Plan

The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to IRS allowed limits. Company matching contributions are discretionary, and none have been made to date.

UROLOGIX, INC.

Notes to Financial Statements—(Continued)

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

	2009	2008	2007
United States	$12,685	$14,800	$21,091
Europe	63	22	57
Asia	14	5	137
Canada	29	70	25
Other	25	9	7

Total	$12,816	$14,906	$21,317

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Information required under this item is contained in the following sections of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference: Election of Directors, Information Regarding Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance, and Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is contained in the following sections of the Company’s 2009 Proxy Statement and is incorporated herein by reference: Executive Compensation, Compensation of Directors, and Employment and Change in Control Arrangements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item with respect to Item 403 of Regulation S-K is contained in the following sections of the Company’s 2009 Proxy Statement and is incorporated herein by reference: Security Ownership of Principal Shareholders and Management. The information required under this item with respect to Item 201(d) of Regulation S-K is contained in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item is contained in the following sections of the Company’s 2009 Proxy Statement and is incorporated herein by reference: Certain Relationships and Related Persons Transactions, Policy Regarding Transactions with Related Persons, and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the following sections of the Company’s 2009 Proxy Statement and is incorporated herein by reference: Independent Registered Public Accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) Documents filed as part of this report.

(1) Financial Statements.

The financial statements of the Company are set forth at Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2) Financial Statement Schedules for years ended June 30, 2009, 2008 and 2007.

None.

(b) Exhibits.

Exhibit Number	Document	Incorporated by Reference To:
3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of Urologix, Inc., as amended on December 5, 2006.	Exhibit 3.2 of the Company’s Form 8-K dated December 5, 2006.

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed January 16, 1997.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan, as amended through June 21, 2008	Exhibit 10.1 of the Company’s Form 10-K for the year ended June 30, 2009.

10.2	Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995	Exhibit 10.5 of the Company’s 1996 Registration Statement.

10.3	Amendment of Lease Agreement dated October 4, 2002 between Parkers Lake I Realty Corp. and the Company.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

10.4	Tenth Amendment to Lease dated October 22, 2007 between Urologix, Inc. and Parkers Lake I Realty LLC.	Exhibit 10.1 to Current Report on Form 8-K dated October 22, 2007.

10.5	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Stryker Warren Jr. dated June 24, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated June 24, 2008.

10.6	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Gregory Fluet dated July 14, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated July 14, 2008.

10.7	Amended and Restated Letter Agreement Regarding Change In Control Benefits between Urologix, Inc. and Gregory Fluet and Stryker Warren, Jr. dated December 30, 2008.	Exhibit 10.2 to Current Report on Form 8-K dated December 30, 2008.

23.1	Consent of Independent Registered Public Accounting Firm.	Attached hereto.

Exhibit Number	Document	Incorporated by Reference To:

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

31.2	Certification of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. §1350.	Attached hereto.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 21, 2009	UROLOGIX, INC.

	By:	/s/ STRYKER WARREN, JR.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on September 21, 2009.

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