Form 10-Q
period 2009-09-30
UROLOGIX INC
filed 2009-11-12
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Yes  ☐    No  ☒

As of November 1, 2009, the Company had outstanding 14,487,350 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	September 30, 2009	June 30, 2009
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$5,989	$7,032
Accounts receivable, net of allowances of $72	2,000	1,505
Inventories	1,281	1,407
Prepaids and other current assets	297	80

Total current assets	9,567	10,024

Property and equipment:
Machinery, equipment and furniture	11,847	11,788
Less accumulated depreciation	(10,531)	(10,380)

Property and equipment, net	1,316	1,408
Other assets	509	566
Other intangible assets, net	137	143

Total assets	$11,529	$12,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580	$462
Accrued compensation	676	791
Deferred income	209	210
Other accrued expenses	573	598

Total current liabilities	2,038	2,061
Deferred income	109	155

Total liabilities	2,147	2,216

COMMITMENTS AND CONTINGENCIES (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,423 and 14,413 shares issued and outstanding	144	144
Additional paid-in capital	114,044	113,910
Accumulated deficit	(104,806)	(104,129)

Total shareholders’ equity	9,382	9,925

Total liabilities and shareholders’ equity	$11,529	$12,141

(*)	The Balance Sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Sales	$3,853	$2,655
Cost of goods sold	1,715	1,484

Gross profit	2,138	1,171

Costs and expenses:
Selling, general and administrative	2,377	1,835
Research and development	442	622

Total costs and expenses	2,819	2,457

Operating loss	(681)	(1,286)
Interest income, net	—	46

Loss before taxes	(681)	(1,240)
Provision for income tax expense (benefit)	(4)	34

Net loss	$(677)	$(1,274)

Net loss per common share - basic	$(0.05)	$(0.09)

Net loss per common share - diluted	$(0.05)	$(0.09)

Weighted average number of shares used in basic per share calculations	14,480	14,463

Weighted average number of shares used in diluted per share calculations	14,480	14,463

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Operating Activities:
Net loss	$(677)	$(1,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218	287
Provision for bad debts	9	1
Employee stock-based compensation expense	126	117
Loss on disposal of assets	2	—
Change in operating items:
Accounts receivable	(504)	371
Inventories	42	(92)
Prepaids and other assets	(160)	(138)
Accounts payable	118	(180)
Accrued expenses and deferred income	(187)	(910)

Net cash used in operating activities	(1,013)	(1,818)

Investing Activities:
Purchase of property and equipment	(38)	(16)

Net cash used for investing activities	(38)	(16)

Financing Activities:
Proceeds from stock option exercise	8	—

Net cash provided by financing activities	8	—

Net decrease in cash and cash equivalents	(1,043)	(1,834)
Cash and cash equivalents:
Beginning of period	7,032	11,031

End of period	$5,989	$9,197

Supplemental cash-flow information

Net carrying amount of inventory transferred to property and equipment	$84	$99

Income taxes paid during the period	$4	$21

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2009

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2009 and the statements of operations and cash flows for the three-month periods ended September 30, 2009 and 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2009.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year. The Company has evaluated all subsequent events through November 12, 2009, the date the financial statements were issued.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances,

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2009

(Unaudited)

including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. These include, among others, the continued difficult economic conditions, tight credit markets, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

4.	Stock-Based Compensation

We have a stock option plan that provides for the grant of stock options, restricted stock, deferred stock and stock appreciation rights to employees, directors and consultants. As of September 30, 2009, we had reserved 4,450,910 shares of common stock under this plan, and 585,935 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting  1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically are granted an option to purchase 10,000 shares of common stock at a price equal to the fair market value of the Company’s stock on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire ten years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company. On September 15, 2009, our Compensation Committee recommended, and the Board of Directors approved, an award of restricted stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2009 Annual Meeting of Shareholders held on November 10, 2009, with the number of shares of restricted stock equal to $9,300 divided by the closing price of our common stock on the date of the Annual Meeting, rounded up to the next whole share. The restricted stock award will be granted under the stock option plan and granted on the date of the Annual Meeting. The restrictions on the restricted stock will lapse on the first business day immediately prior to the date of our 2010 Annual Meeting of Shareholders if the director is serving as a director as of such date. The restricted stock award will be in addition to the automatic stock option grant under the stock option plan.

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

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2009

(Unaudited)

In addition, during fiscal 2009 and 2008 non-employee consultants were granted options to purchase a total of 6,500 and 52,500 shares of the Company’s stock, respectively. These options are non-qualified options which expire ten years from the grant date and become fully vested either based on performance criteria, or over periods ranging from three months to over 24 months from the date of grant provided the consultants are still providing services to the Company. As these options were granted to non-employees, the final value of these options will need to be determined at their vesting dates, rather than the date of grant, using the Black Scholes option pricing model and will be marked to market at each reporting date until they become fully vested.

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

The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applied the modified prospective method in determining stock option expense. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands):

	Three months ended September 30,
	2009	2008
Cost of goods sold	$14	$7
Selling, general and administrative	102	99
Research and development	10	11

Total cost of stock-based compensation	$126	$117
Tax benefit of options issued	—	—

Total stock-based compensation, net of tax	$126	$117

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended September 30, 2009 and 2008 using the Black-Scholes option-pricing model:

	2009	2008
Volatility	76.0%	55.4%
Risk-free interest rate	1.87%	2.7%
Expected option life	3.6 years	3.0 years
Stock dividend yield	—	—

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2009

(Unaudited)

A summary of our option activity for the three-month period ended September 30, 2009 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2009	1,722,992	$2.89	6.6	$82,523
Options granted	404,000	1.30
Options forfeited	(55,397)	1.01
Options expired	(3,850)	2.44
Options exercised	(10,000)	0.79

Outstanding at September 30, 2009	2,057,745	2.64	7.1	$69,038
Exercisable at September 30, 2009	1,159,890	3.49	5.4	$39,029

The aggregate intrinsic value in the table above is based on our closing stock price of $1.15 and $1.19 as of the last business day of July 1, 2009 and September 30, 2009, respectively, which would have been received by the optionees had all options been exercised on that date.

A summary of restricted stock award activity for the three-month period ended September 30, 2009 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Nonvested at July 1, 2009	60,000	$1.79
Options granted	—	—
Options forfeited	—	—
Options vested	—	—

Nonvested at September 30, 2009	60,000	$1.79

As of September 30, 2009, total unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under our plan was $669,000 and $72,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.6 years for non-vested stock options and 2.75 years for restricted stock awards.

5.	Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive, were 14,480 and 14,463, respectively, at September 30, 2009 and 2008.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2009

(Unaudited)

The dilutive effect of stock options excludes approximately 1.8 million and 1.6 million options for the three-month periods ended September 30, 2009 and 2008, respectively, for which the exercise price was higher than the average market price. In addition, 47,664 and 31,528 of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three month periods ended September 30, 2009 and 2008, respectively, as they would be anti-dilutive due to our net loss for such periods.

6.	Inventories

Inventories consisted of the following as of (in thousands):

	September 30, 2009	June 30, 2009
Raw materials	$702	$766
Work in process	159	198
Finished goods	420	443

Total inventories	$1,281	$1,407

7.	Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	September 30, 2009	June 30, 2009
Accrued severance	$38	$104
Sales tax accrual	214	221
Other	321	273

Total other accrued expenses	$573	$598

Based on a sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, we believed we may have additional sales tax exposure in some states related to our mobile service business. As a result, we recorded a liability for this sales tax exposure which was probable and estimable, and increased our sales tax accrual by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we previously believed to be exempt. As a result of new information obtained subsequent to June 30, 2008, which indicated that we will not owe as much sales tax as previously estimated, we reduced our sales tax accrual by approximately $396,000 at September 30, 2008, resulting in a reduction in our selling, general and administrative expenses for the three-month period ended September 30, 2008. Subsequently, this sales tax accrual has been further reduced by a net amount of $144,000, principally due to the resolution and settlement of other state sales tax liabilities, resulting in a sales tax accrual of $214,000 at September 30, 2009.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2009

(Unaudited)

8.	Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of June 30, 2009, the liability for gross unrecognized tax benefits was $15,000. During the three months ended September 30, 2009, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1994. We may also be subject to state income tax examinations whose regulations vary by jurisdiction.

9.	Warranty

Some of our products are covered by warranties against defects in material and workmanship for periods up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs to sales, the historical length of time between the sale and resulting warranty claim, and other factors.

Warranty provisions and claims for the three-month periods ended September 30, 2009 and 2008 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1,	Warranty Provisions	Warranty Claims	Ending Balance at September 30,

2010	$19	$11	$(12)	$18

2009	$40	$1	$(13)	$28

10.	Commitments and Contingencies

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

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2009

(Unaudited)

11.	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this guidance had no impact on the current period financial statements. We are required to apply the new guidance to any business combinations completed on or after July 1, 2009.

In April 2008, the FASB issued new guidance regarding determining the useful life of intangible assets. The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance was effective for us beginning July 1, 2009. The adoption of this guidance did not have any impact on our financial statements.

In June 2008, the FASB issued new guidance to help determine whether instruments granted in share-based payment transactions are participating securities. The new guidance requires all outstanding unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and to be included in the computation of basic and diluted earnings per share using the two-class method. All prior period earnings per share data should be adjusted retrospectively. The Company adopted this new guidance effective July 1, 2009. The adoption of this statement resulted in the Company having to adjust prior and current weighted average shares outstanding to include outstanding unvested restricted stock which contains non-forfeitable rights to dividends of 60,000 shares and 80,000 shares at September 30, 2009 and September 30, 2008, respectively. This change in weighted average shares outstanding resulted in no change to our earnings per share amounts for the periods presented.

In November 2008, the FASB issued new guidance related to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. The new guidance requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value. The Company currently does not have any defensive intangible assets; however, we are required to apply the new guidance to any defensible intangible assets acquired on or after July 1, 2009.

In April 2009, the FASB issued new guidance which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. The adoption of this guidance had no impact on the current period financial statements. We are required to apply the new guidance to any business combinations completed on or after July 1, 2009.

In May 2009, the FASB issued new guidance regarding subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this standard during the quarter ended June 30, 2009. See Note 1 “Basis of Presentation” for the related disclosures.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2009

(Unaudited)

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification and the Hierarchy of GAAP (Codification). The Codification is the single official source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on our financial condition or results of operations.

In September 2009, the FASB issued new revenue guidance that requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items when vendor-specific objective evidence or acceptable third-party evidence does not exist, as well as new guidance addressing the accounting for revenue transactions involving software. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are still evaluating what affect, if any, the implementation of the new guidance will have on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: we are faced with intense competition and rapid technological and industry change; third party reimbursement is critical to market acceptance of our products; we depend upon our Cooled ThermoTherapy products for all of our revenues; we have a history of unprofitability; we may not have additional financing available to us; government regulation has a significant impact on our business; we lack experience manufacturing our products at high volumes and are dependent upon a limited number of third-party suppliers to manufacture our products; our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate; we are dependent on adequate protection of our patent and proprietary rights; our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business; we are dependent on key personnel; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price may be volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; and provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three month periods ended September 30, 2009 and 2008. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2009.

OVERVIEW

Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the Targis® and CoolWave® names and our procedure kits under the CTC Advance™, CTC™, Targis and Prostaprobe™ names. All systems utilize the Company’s Cooled ThermoTherapy™ technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without general anesthesia or intravenous sedation and can be performed in a physician’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service and geographical location. In calendar year 2009, the average reimbursement rates for a hospital performing our treatment on an outpatient basis is $3,026, and the reimbursement for the urologist performing the Cooled ThermoTherapy treatment is $587 per procedure. The average reimbursement rate (inclusive of the physician’s fee) in calendar year 2009 for Cooled ThermoTherapy procedures performed in the urologist’s office is $2,551. Urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under the two-part system in which the ASC receives a fixed fee of $1,849, while the urologist performing the treatment is reimbursed $587 for calendar year 2009.

CMS published the Physician Fee Schedule (PFS) Final Rule for calendar 2010 on October 30, 2009. The average reimbursement in the hospital outpatient setting in the PFS Final Rule for 2010 will be $3,147. Urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under the two-part system in which the ASC will receive a fixed fee of $1,569, while the urologist performing the treatment will receive $461 for calendar year 2010. Under the new rule, the average level of Medicare reimbursement in the physician office setting will be $1,869. The majority of the decline from the 2009 amount for office based reimbursement is the result of a 21 percent reduction in the Conversion Factor, which affects the reimbursement for all procedures in the Physician Fee Schedule. Each of the last several years, Congress has acted to adjust the Conversion Factor to reduce this cut to all physician fees. At this time, adjusting the Conversion Factor is one of the elements of the Healthcare Reform Legislation currently in the legislative process. We do not know, what if any adjustment to the Conversion Factor will be made for calendar 2010. If the Conversion Factor is adjusted to remain flat with 2009 levels, our reimbursement in the office setting for 2010 will be approximately $2,381, or a reduction of 7 percent from 2009 levels. If there is no adjustment to the Conversion Factor by Congress, under the new rule, the level of Medicare reimbursement in the physicians’ office setting will be 27 percent less than in 2009. We are monitoring these developments closely and will continue to execute on our active reimbursement strategy.

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

We expect to continue to invest in research and development and clinical trials to improve our products and our therapy, while focusing on growing revenues through our sales and marketing teams and our Cooled ThermoTherapy mobile service. These investments are intended to broaden our product offering and expand the clinical evidence supporting our proprietary Cooled ThermoTherapy treatment for BPH. In April 2009 at the American Urological Association annual meeting, we launched our newest Cooled ThermoTherapy treatment catheter, the CTC Advance Short (short antenna length), and had two separate presentations of our clinical data. The presentations highlighted our 5 year durability data and the ability of physicians to customize the treatment for patients with our system.

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2009. At September 30, 2009, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, product warranty, inventories, sales tax accrual, income taxes, and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2009 were $3.9 million, compared to $2.7 million during the same period of the prior fiscal year. The $1.2 million, or 45 percent increase in net sales in the three-month period ended September 30, 2009, as compared to the same period of the prior year, is primarily attributable to increased volume. The increase in volume was due to an increase in the number of accounts ordering, as well as an increase in the average amount of revenue generated from each account as compared to the prior year period. The increase in volume was also in part due to the interruption in supply of a competitor’s product. In addition, there was a slight increase in average selling prices (ASPs) in all distribution channels: Urologix mobile service, direct and third-party mobile services.

During the first quarter of fiscal 2010, revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 45 percent of overall revenue in the current quarter compared to 50 percent of revenues in the first quarter of fiscal 2009. Revenue derived from treatment catheter sales to direct accounts constituted 33 percent of sales compared to 32 percent in the prior fiscal year. Third party mobile revenue represented 19 percent of overall revenue compared to 14 percent in the prior year period.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three-month period ended September 30, 2009 increased by $231,000 or 16 percent to $1.7 million from $1.5 million during the three-month period ended September 30, 2008. The increase in costs of goods sold is a result of the 45 percent increase in sales period over period partially offset by a reduction in our under absorbed manufacturing expenses of $167,000.

Gross profit as a percentage of sales for the three-month period ended September 30, 2009 increased to 55 percent from 44 percent in the three month period ended September 30, 2008. The 11 percent increase in gross margin is primarily due to increased production volumes in response to increased demand, a decrease in the Urologix mobile service delivery cost per treatment due to improved efficiencies, as well as the increase in the ASPs mentioned above.

Selling, General & Administrative

Selling, general and administrative expenses increased $542,000 or 30 percent to $2.4 million for the three-month period ended September 30, 2009 from $1.8 million in the same period of fiscal year 2009. The increase in expense is primarily the result of the reversal of $396,000 of the sales tax reserve in the first quarter of fiscal 2009, as a result of new information obtained which indicated that we would not owe as much sales tax as previously estimated. Also contributing to this increase is approximately $210,000 relating to increased commissions and bonuses to our sales force as a result of increased sales.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased $180,000 or 29 percent to $442,000 from $622,000 for the three-month period ended September 30, 2009 compared to the same period of the prior fiscal year. This decrease is primarily the result of a decrease in consulting and professional fees.

Net Interest Income

Net interest income for the three-month period ended September 30, 2009 decreased to less than $1,000 from $46,000 in the same period of the prior fiscal year. The decrease is primarily due to lower interest rates and lower cash balances.

Provision for Income Taxes

We recorded $3,500 of tax benefit in the first quarter of fiscal 2010 compared to a $34,000 expense in the first quarter of fiscal 2009. The first quarter tax benefit relates to an estimate for research and development credits of $9,500, partially offset by a provision for state taxes of $6,000. The prior year income tax expense relates to the provision for state taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings. As of September 30, 2009, we had total cash and cash equivalents of $6.0 million compared to $7.0 million as of June 30, 2009. Working capital decreased to $7.5 million at September 30, 2009 from $8.0 million at June 30, 2009. The decrease in working capital is primarily due to the $1.0 million decrease in the cash balance, offset by the $504,000 increase in accounts receivable.

During the three months ended September 30, 2009, we used $1.0 million of cash for operating activities. The net loss of $677,000 included non-cash charges of $218,000 of depreciation and amortization expense, and $126,000 of stock-based compensation expense. Changes in operating items resulted in the use of $691,000 of operating cash flow for the period with an increase in accounts receivable of $504,000, an increase in prepaid expenses and other assets of $160,000, lower accrued expense and deferred income of $187,000, partially offset by an increase in accounts payable of $118,000. The increase in accounts receivable is the result of the 45 percent increase in sales for the three months ended September 30, 2009 compared with September 30, 2008. The increase in prepaid and other assets is largely due to the prepayment of insurance premiums for fiscal 2010 at the beginning of the first quarter. The decrease in accrued expenses and deferred income is a result of a decrease in our payroll accrual due to timing and the bonus accrual as a result of the payout of fiscal 2009 bonuses during the quarter. The increase in accounts payable is due to the timing of purchases versus payments. The year-over-year improvement in our cash flows used in operations of $805,000 is largely due to our net loss being lower by $597,000, as well as the decrease in accrued expenses and deferred income.

During the three months ended September 30, 2009, we used $38,000 for investing activities to purchase property and equipment to support our operations.

During the three months ended September 30, 2009, we received $8,000 for financing activities from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis through our mobile service. As of September 30, 2009, our property and equipment, net, included approximately $1.0 million of control units used in evaluation or longer-term use programs and in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

We believe our $6.0 million in cash and cash equivalents at September 30, 2009 will be sufficient to fund our operations, working capital and capital resource needs beyond the next twelve months. In addition, we believe the majority of our cash equivalents are secure as they are backed by United States Government Treasuries.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this guidance had no impact on the current period financial statements. We are required to apply the new guidance to any business combinations completed on or after July 1, 2009.

In April 2008, the FASB issued new guidance regarding determining the useful life of intangible assets. The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance was effective for us beginning July 1, 2009. The adoption of this guidance did not have any impact on our financial statements.

In June 2008, the FASB issued new guidance to help determine whether instruments granted in share-based payment transactions are participating securities. The new guidance requires all outstanding unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and to be included in the computation of basic and diluted earnings per share using the two-class method. All prior period earnings per share data should be adjusted retrospectively. The Company adopted this new guidance effective July 1, 2009. The adoption of this statement resulted in the Company having to adjust prior and current weighted average shares outstanding to include outstanding unvested restricted stock which contains non-forfeitable rights to dividends of 60,000 shares and 80,000 shares at September 30, 2009 and September 30, 2008, respectively. This change in weighted average shares outstanding resulted in no change to our earnings per share amounts for the periods presented.

In November 2008, the FASB issued new guidance related to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. The new guidance requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value. The Company currently does not have any defensive intangible assets; however, we are required to apply the new guidance to any defensible intangible assets acquired on or after July 1, 2009.

In April 2009, the FASB issued new guidance which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. The adoption of this guidance had no impact on the current period financial statements. We are required to apply the new guidance to any business combinations completed on or after July 1, 2009.

In May 2009, the FASB issued new guidance regarding subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this standard during the quarter ended June 30, 2009. See Note 1 “Basis of Presentation” for the related disclosures.

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification and the Hierarchy of GAAP (Codification). The Codification is the single official source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on our financial condition or results of operations.

In September 2009, the FASB issued new revenue guidance that requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items when vendor-specific objective evidence or acceptable third-party evidence does not exist, as well as new guidance addressing the accounting for revenue transactions involving software. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are still evaluating what affect, if any, the implementation of the new guidance will have on our financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Stryker Warren, Jr., and Controller and Director of Finance, Rebecca J. Weber, have evaluated the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

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

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

Date November 12, 2009