Form 10-Q
period 2009-12-31
UROLOGIX INC
filed 2010-02-10
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 1, 2010, the Company had outstanding 14,522,446 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2009	June 30, 2009
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$6,011	$7,032
Accounts receivable, net of allowances of $63 and $72, respectively	1,821	1,505
Inventories	1,266	1,407
Prepaids and other current assets	252	80

Total current assets	9,350	10,024

Property and equipment:
Machinery, equipment and furniture	11,872	11,788
Less accumulated depreciation	(10,606)	(10,380)

Property and equipment, net	1,266	1,408
Other intangible assets, net	130	143
Other assets	450	566

Total assets	$11,196	$12,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483	$462
Accrued compensation	694	791
Deferred income	207	210
Other accrued expenses	507	598

Total current liabilities	1,891	2,061
Deferred income	63	155

Total liabilities	1,954	2,216

COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,427 and 14,413 shares issued and outstanding	144	144
Additional paid-in capital	114,177	113,910
Accumulated deficit	(105,079)	(104,129)

Total shareholders’ equity	9,242	9,925

Total liabilities and shareholders’ equity	$11,196	$12,141

(*)	The Balance Sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Sales	$4,064	$3,386	$7,917	$6,040
Cost of goods sold	1,735	1,572	3,449	3,055

Gross profit	2,329	1,814	4,468	2,985

Costs and expenses:
Selling, general and administrative	2,193	2,245	4,570	4,080
Research and development	418	631	860	1,253

Total costs and expenses	2,611	2,876	5,430	5,333

Operating loss	(282)	(1,062)	(962)	(2,348)
Interest income, net	—	6	—	52

Loss before taxes	(282)	(1,056)	(962)	(2,296)
Provision for income tax expense (benefit)	(9)	12	(12)	46

Net loss	$(273)	$(1,068)	$(950)	$(2,342)

Net loss per common share - basic	$(0.02)	$(0.07)	$(0.07)	$(0.16)

Net loss per common share - diluted	$(0.02)	$(0.07)	$(0.07)	$(0.16)

Weighted average number of shares used in basic per share calculations	14,506	14,464	14,493	14,465

Weighted average number of shares used in diluted per share calculations	14,506	14,464	14,493	14,465

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended Dec. 31,
	2009	2008
Operating Activities:
Net loss	$(950)	$(2,342)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	422	532
Employee stock-based compensation expense	257	263
Other	12	3
Change in operating items:
Accounts receivable	(326)	284
Inventories	(77)	(192)
Prepaids and other assets	(56)	(17)
Accounts payable	21	(43)
Accrued expenses and deferred income	(283)	(951)

Net cash used for operating activities	(980)	(2,463)

Investing Activities:
Purchase of property and equipment	(51)	(44)

Net cash used for investing activities	(51)	(44)

Financing Activities:
Proceeds from stock option exercises	10	8

Net cash provided by financing activities	10	8

Net decrease in cash and cash equivalents	(1,021)	(2,499)
Cash and cash equivalents:
Beginning of period	7,032	11,031

End of period	$6,011	$8,532

Supplemental cash-flow information

Income taxes paid during the period	$4	$21
Net amount of inventory transferred to property and equipment	$218	$143

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2009

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2009 and the statements of operations and cash flows for the three and six-month periods ended December 31, 2009 and 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2009.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year. The Company has evaluated all subsequent events through February 10, 2010, the date the financial statements were issued.

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

We have a stock option plan that provides for the grant of stock options, restricted stock, deferred stock and stock appreciation rights to employees, directors and consultants. As of December 31, 2009, we had reserved 4,450,910 shares of common stock under this plan, and 797,142 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically are granted an option to purchase 10,000 shares of common stock at a price equal to the fair market value of the Company’s stock on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire ten years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company. On September 15, 2009, our Compensation Committee recommended, and the Board of Directors approved, an award

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2009

(Unaudited)

of restricted stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2009 Annual Meeting of Shareholders held on November 10, 2009 with the number of shares of restricted stock equal to $9,300 divided by the closing price of our common stock on the date of the Annual Meeting, rounded up to the next whole share. A total of 8,774 shares of restricted stock were granted under the stock option plan to each of our non-employee Directors on the date of the Annual Meeting. The restrictions on the restricted stock lapse on the first business day immediately prior to the date of our 2010 Annual Meeting of Shareholders if the director is serving as a director as of such date. The restricted stock award is in addition to the automatic stock option grant under the stock option plan.

During fiscal 2010 and 2009 non-employee consultants were granted options to purchase a total of 20,000 and 6,500 shares of the Company’s stock, respectively. These options are non-qualified options which expire ten years from the grant date and become fully vested either based on performance criteria, or over periods ranging from three months to over 24 months from the date of grant provided the consultants are still providing services to the Company. As these options were granted to non-employees, the final value of these options will need to be determined at their vesting dates, rather than the date of grant, using the Black-Scholes option-pricing model and will be marked to market at each reporting date until they become fully vested.

The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applied the modified prospective method in determining stock option expense. Amounts recognized in the financial statements for the three and six-month periods ended December 31, 2009 and 2008 related to stock-based compensation were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Cost of goods sold	$12	$11	$26	$18
Selling, general and administrative	108	127	210	226
Research and development	11	8	21	19

Total cost of stock-based compensation	$131	$146	$257	$263
Tax benefit of options issued	—	—	—	—

Total stock-based compensation, net of tax	$131	$146	$257	$263

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-month periods ended December 31, 2009 and 2008 using the Black-Scholes option-pricing model:

	2009	2008
Volatility	75.8%	58.7%
Risk-free interest rate	1.9%	2.4%
Expected option life	3.6 years	3.1 years
Stock dividend yield	—	—

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2009

(Unaudited)

A summary of our option activity for the six-month period ended December 31, 2009 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2009	1,722,992	$2.89	6.6	$82,523
Options granted	469,000	1.27
Options forfeited	(58,897)	1.03
Options expired	(536,653)	3.71
Options exercised	(14,000)	0.76

Outstanding at December 31, 2009	1,582,442	2.21	8.0	478,030
Exercisable at December 31, 2009	720,498	3.06	6.8	162,124

The aggregate intrinsic value in the table above is based on our closing stock price of $1.15 and $1.85 on July 1, 2009 and December 31, 2009, respectively, which would have been received by the optionees had all in-the-money options been exercised on that date.

A summary of restricted stock award activity for the six-month period ended December 31, 2009 is as follows:

	Number of Shares Underlying Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Nonvested at July 1, 2009	60,000	$1.79
Shares granted	35,096	1.06
Shares forfeited	—	—
Shares vested	—	—

Nonvested at December 31, 2009	95,096	$1.52

As of December 31, 2009, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under our plan was $613,000 and $97,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.4 years for non-vested stock options and 2.0 years for restricted stock awards.

4.	Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive, in thousands, were 14,506 and 14,464, for the three-month periods ended December 31, 2009 and 2008, respectively, and 14,493 and 14,465, for the six-month periods ended December 31, 2009 and 2008, respectively.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2009

(Unaudited)

The dilutive effect of stock options excludes approximately 1.76 million and 1.79 million options for the three and six-month periods ended December 31, 2009, respectively, and 1.63 million and 1.64 million options for the three and six-month periods ended December 31, 2008, respectively, for which the exercise price was higher than the average market price. In addition, 30,738 of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three-month period ended December 31, 2009 as they would be anti-dilutive due to our net loss for such period. There was a nominal amount of potentially dilutive stock options for the three-month period ended December 31, 2008 which was also excluded from dilutive weighted common shares outstanding. For the six-month periods ended December 31, 2009 and 2008, 37,819 and 19,322 potentially dilutive stock options, respectively, were excluded from diluted weighted average common shares outstanding.

5.	Inventories

Inventories consisted of the following as of (in thousands):

	December 31, 2009	June 30, 2009
Raw materials	$671	$766
Work in process	166	198
Finished goods	429	443

Total inventories	$1,266	$1,407

6.	Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	December 31, 2009	June 30, 2009
Accrued severance	$—	$104
Sales tax accrual	214	221
Other	293	273

Total other accrued expenses	$507	$598

Based on a sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, we believed we may have additional sales tax exposure in some states related to our mobile service business. As a result, we recorded a liability for this sales tax exposure which was probable and estimable, and increased our sales tax accrual by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we previously believed to be exempt. As a result of new information obtained subsequent to June 30, 2008, which indicated that we will not owe as much sales tax as previously estimated, we reduced our sales tax accrual by approximately $396,000 at September 30, 2008, resulting in a reduction in our selling, general and administrative expenses for the six-month period ended December 31, 2008. Subsequently, this sales tax accrual has been further reduced by a net amount of $145,000, principally due to the resolution and settlement of other state sales tax liabilities, resulting in a sales tax accrual of $214,000 at December 31, 2009.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2009

(Unaudited)

7.	Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of June 30, 2009, the liability for gross unrecognized tax benefits was $15,000. During the six-months ended December 31, 2009, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

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

Warranty provisions and claims for the six-month periods ended December 31, 2009 and 2008 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1,	Warranty Provisions (Reductions)	Warranty Claims	Ending Balance at December 31,

2010	$19	$21	$(25)	$15

2009	$40	$8	$(26)	$22

9.	Commitments and Contingencies

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

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2009

(Unaudited)

10.	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this guidance had no impact on the current period financial statements. We are required to apply the new guidance to any business combinations completed on or after July 1, 2009.

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

In June 2008, the FASB issued new guidance to help determine whether instruments granted in share-based payment transactions are participating securities. The new guidance requires all outstanding unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and to be included in the computation of basic and diluted earnings per share using the two-class method. All prior period earnings per share data should be adjusted retrospectively. The Company adopted this new guidance effective July 1, 2009. The adoption of this statement resulted in the Company having to adjust prior weighted average shares outstanding to include outstanding unvested restricted stock which contains non-forfeitable rights to dividends of 80,000 shares at December 31, 2008. This change in weighted average shares outstanding resulted in no change to our earnings per share amounts for the periods presented.

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

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2009

(Unaudited)

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of GAAP (Codification). The Codification is the single official source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification did not have any impact on our financial condition or results of operations.

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

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and six month periods ended December 31, 2009 and 2008. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2009.

OVERVIEW

Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH). BPH is a disease caused by the proliferation of non-cancerous cells in the prostate gland, better known as an enlarged prostate. This disease affects more than 23 million men worldwide and presents itself with clinical symptoms including nocturia (night voiding), urinary obstruction, frequency, urgency, and incomplete voiding. Any or all of these symptoms can negatively affect the quality of life among BPH sufferers. Without proper treatment, BPH can cause substantial upper and lower urinary tract dysfunction including recurrent bladder infections, bladder decompensation and kidney failure.

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

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. A majority of our Cooled ThermoTherapy treatments are performed in the physician’s office, but our treatments can be performed in an ambulatory surgery center (ASC) or in a hospital outpatient setting. The Centers for Medicare and Medicaid Services (CMS) published the Physician Fee Schedule (PFS) Final Rule for calendar 2010 on October 30, 2009. Following the publication of the 2010 PFS, Congress acted to temporarily remove for the months of January and February 2010 a 21 percent reduction to the Conversion Factor that affects all procedure rates in the PFS. If the temporary adjustment is not extended for the rest of calendar 2010, the reimbursement rates will revert to the amounts in the PFS Final Rule.

For the months of January and February with the temporary adjustment to the Conversion Factor, the national average reimbursement rate in the physician office setting is $2,381 compared to $2,551 in 2009. If Congress fails to act to extend the reduction to the Conversion Factor beyond February, on March 1, 2010 the level of Medicare reimbursement in the physician office setting will be $1,869. The majority of the decline from the 2009 amount for office based reimbursement is the result of the 21 percent reduction in the Conversion Factor. We do not know what if any permanent adjustment to the Conversion Factor will be made for the remainder of calendar 2010. We are monitoring these developments closely and will continue to execute on our active reimbursement strategy.

Urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under the two-part system in which the ASC receives a fixed fee of $1,569 in the 2010 PFS as compared to $1,849 in 2009, while the urologist performing the treatment is reimbursed $461 in the 2010 PFS, which compares to $587 for 2009. With the Conversion Factor adjusted, the amount reimbursed to the urologist in 2010 in an ASC will remain relatively flat with 2009. In the hospital outpatient setting, which is not affected by changes in the PFS Conversion Factor, total reimbursement is $3,147 for calendar year 2010 compared to $3,026 in 2009.

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

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) educate both patients and physicians on the benefits of Cooled ThermoTherapy compared to other treatment options, including BPH medication, (ii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) increase the number of physicians who provide Cooled ThermoTherapy to their patients, and (iv) provide more physicians with access to Cooled ThermoTherapy through the use of our own Cooled ThermoTherapy mobile service or third party mobile providers in the United States.

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

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2009. At December 31, 2009, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, product warranty, inventories, sales tax accrual, income taxes, and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six-month periods ended December 31, 2009 were $4.1 million and $7.9 million, respectively, compared to $3.4 million and $6.0 million, respectively, during the same periods of the prior fiscal year. The $678,000, or 20 percent increase in net sales, and the $1.9 million, or 31 percent increase in net sales, for the comparable three and six-month periods ended December 31, 2009 and December 31, 2008, is primarily attributable to increased sales in all distribution channels. The increase in sales was due to an increase in the number of accounts ordering, as well as an increase in the average amount of revenue generated from each account as compared to the prior year period. The increase in volume was also in part due to the interruption in supply of a competitor’s product.

During the second quarter of fiscal 2010, revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 48 percent of overall revenue in the current quarter compared to 44 percent of revenues in the second quarter of fiscal 2009. Revenue derived from treatment catheter sales to direct accounts constituted 35 percent of sales compared to 37 percent in the same second quarter of the prior fiscal year. Third party mobile revenue represented 15 percent of overall revenue in the second quarter of fiscal 2010 compared to 16 percent in the prior year period.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three month period ended December 31, 2009 increased $163,000, or 10 percent, to $1.7 million, and for the six-month period ended December 31, 2009 increased $394,000, or 13 percent, to $3.4 million, from $1.6 million and $3.1 million during the same respective periods of the prior year. The increase in costs of goods sold for the three and six-month periods ended December 31, 2009 is a result of higher sales, partially offset by a decrease in unabsorbed manufacturing expense of $123,000 and $290,000, respectively.

Gross profit as a percentage of sales increased to 57 percent and 56 percent from 54 percent and 49 percent for the three and six-month periods ended December 31, 2009 and 2008, respectively. The increase in gross margins is mainly due to an increase in the number of kits produced resulting in lower fixed costs per unit, as well as a decrease in the Urologix mobile service delivery cost per treatment due to improved efficiencies.

Selling, General & Administrative

Selling, general and administrative expenses of $2.2 million for the second quarter of fiscal 2010 decreased $52,000, or 2 percent, compared to the same period of fiscal 2009. The slight decrease in selling, general and administrative expenses for the three-month period ended December 31, 2009 is due to a $66,000 decrease in sales and marketing expenses, partially offset by a $14,000 increase in general and administrative expenses. For the six-month period ended December 31, 2009, selling, general and administrative expenses increased $490,000, or 12 percent, to $4.6 million from the $4.1 million reported for the same six-month period of fiscal year 2009. The increase in expense when compared to the six- month period ended December 31, 2008 is primarily the result of the reversal of $396,000 of the sales tax reserve in the first quarter of fiscal 2009, as a result of new information obtained which indicated that we will not owe as much sales tax as previously estimated. Also contributing to the increase is an approximate $203,000 increase in bonus expense due to more objectives being met, and an $178,000 increase in commissions as a result of increased sales, partially offset by small decreases in shipping expenses, conventions and meetings, relocation expenses and legal and audit fees.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $418,000 and $860,000, for the three and six-month periods ended December 31, 2009, respectively, from $631,000 and $1.3 million in the same periods of fiscal year 2009. The decrease in expense of $213,000, or 34 percent, for the three-month period ended December 31, 2009 is due to a decrease in wages and benefits of $102,000 due to lower headcount, as well as a $77,000 decrease in consulting and professional fees. The decrease in expense of $393,000, or 31 percent, for the six-month period ended December 31, 2009 is also the result of a decrease in consulting and professional fees of $231,000 and a decrease in wages and benefits of $127,000.

Net Interest Income

Net interest income decreased to less than $1,000 for both the three and six-month periods ended December 31, 2009 from $6,000 and $52,000, respectively, in the same periods of the prior fiscal year. The decrease is due to lower interest rates and lower cash balances.

Provision for Income Taxes

We recognized an income tax benefit of $9,000 and $12,000 for the three and six-month periods ended December 31, 2009, respectively, compared to income tax expense of $12,000 and $46,000 for the comparable prior year fiscal periods. The tax benefit in the three and six-month periods ended December 31, 2009 relates to an estimate for research and development credits, partially offset by a provision for state taxes of $6,000 and $12,000, respectively. The prior year income tax expense relates to the provision for state taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings. As of December 31, 2009, we had total cash and cash equivalents of $6.0 million compared to $7.0 million as of June 30, 2009. Working capital decreased to $7.5 million at December 31, 2009 from $8.0 million at June 30, 2009. This decrease in working capital is primarily due to the $1.0 million decrease in the cash balance, offset by the $316,000 increase in net accounts receivable.

During the six-months ended December 31, 2009, we used $980,000 of cash for operating activities. The net loss of $950,000 included non-cash charges of $422,000 from depreciation and amortization expense and $257,000 from stock-based compensation expense. Changes in operating items resulted in the use of $721,000 of operating cash flow for the period with higher accounts receivable of $326,000, lower accrued expense and deferred income of $283,000 and a decrease in inventories of $77,000. The increase in accounts receivable is the result of the 31 percent increase in sales for the six-months ended December 31, 2009 compared with December 31, 2008. The decrease in accrued expenses and deferred income is a result of a decrease in our payroll accrual due to timing and a decrease in the bonus accrual as a result of the payout of fiscal 2009 bonuses during the first quarter of fiscal 2010. The decrease in inventories is a result of lower raw materials balances. The year-over-year improvement in our cash flows used in operations of $1.5 million is largely due to our net loss being reduced by $1.4 million.

During the six-months ended December 31, 2009, we used $51,000 for investing activities to purchase property and equipment to support our operations.

During the six-months ended December 31, 2009, we generated $10,000 from financing activities as a result of the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis through our mobile service. As of December 31, 2009, our property and equipment, net, included approximately $1.0 million of control units used in evaluation or longer-term use programs and in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

We believe our $6.0 million in cash and cash equivalents at December 31, 2009 will be sufficient to fund our operations, working capital and capital resource needs beyond the next twelve months. In addition, we believe the majority of our cash equivalents are secure as they are backed by United States Government Treasuries.

Our business plan and financing needs are subject to change depending on, among other things, the success of our efforts to continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities, or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

Information regarding recently issued accounting pronouncements is included in Note 10 to the condensed financial statements in this Quarterly Report on Form 10-Q.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash equivalent instruments. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair value of these instruments, as our investments are variable rate investments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Stryker Warren, Jr., and Controller and Director of Finance, Rebecca J. Weber, have evaluated the Company’s “disclosure controls and procedures,” as defined in the Exchange act Rule 13a-15(e), as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

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

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2009, as updated by our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on November 10, 2009. Of the 14,483,350 shares of common stock outstanding and entitled to vote at the meeting as of November 1, 2009, 12,932,979 shares were present, either in person or by proxy. The following describes the maters considered by the shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting.

Proposal 1: To elect two (2) directors to hold office for a term of three years or until their respective successors have been elected and shall qualify.

Nominees	Votes
Mitchell Dann	For:	12,503,284
	Withheld:	429,695
Stryker Warren, Jr.	For:	12,585,770
	Withheld:	347,209

Accordingly, Messrs. Dann and Warren were elected to serve a term of three years or until their respective successors have been elected and shall qualify. Guy C. Jackson, Sidney Emery, Jr., and William M. Moore continued their respective terms as directors after the Annual Meeting.

Proposal 2: To ratify and approve the appointment of KPMG LLP as our independent auditors for the fiscal year ending June 30, 2010.

Votes
For:	12,764,066
Against:	77,003
Abstained:	91,910

Accordingly, Proposal 2 was approved by our shareholders.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Controller and Director of Finance Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certification pursuant to 18 U.S.C. 1350.

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

Date February 10, 2010