Form 10-Q
period 2010-03-31
UROLOGIX INC
filed 2010-05-07
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

As of May 1, 2010, the Company had outstanding 14,522,466 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2010	June 30, 2009
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$5,764	$7,032
Accounts receivable, net of allowances of $75 and $72, respectively	1,837	1,505
Inventories, net	1,399	1,407
Prepaid expenses and other current assets	205	80

Total current assets	9,205	10,024

Property and equipment:
Machinery, equipment and furniture	11,795	11,788
Less accumulated depreciation	(10,672)	(10,380)

Property and equipment, net	1,123	1,408
Other assets	397	566
Other intangible assets, net	133	143

Total assets	$10,858	$12,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$565	$462
Accrued compensation	813	791
Deferred income	199	210
Other accrued expenses	533	598

Total current liabilities	2,110	2,061
Deferred income	17	155

Total liabilities	2,127	2,216

COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,427 and 14,413 shares issued and outstanding	144	144
Additional paid-in capital	114,263	113,910
Accumulated deficit	(105,676)	(104,129)

Total shareholders’ equity	8,731	9,925

Total liabilities and shareholders’ equity	$10,858	$12,141

(*)	The Balance Sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Sales	$3,594	$3,328	$11,512	$9,368
Cost of goods sold	1,616	1,668	5,066	4,724

Gross profit	1,978	1,660	6,446	4,644

Costs and expenses:
Selling, general and administrative	2,115	2,272	6,685	6,352
Research and development	461	587	1,321	1,840

Total costs and expenses	2,576	2,859	8,006	8,192

Operating loss	(598)	(1,199)	(1,560)	(3,548)
Interest income, net	—	1	—	52

Loss before taxes	(598)	(1,198)	(1,560)	(3,496)
Provision for income tax expense (benefit)	(1)	3	(13)	49

Net loss	$(597)	$(1,201)	$(1,547)	$(3,545)

Net loss per common share-basic	$(0.04)	$(0.08)	$(0.11)	$(0.25)

Net loss per common share-diluted	$(0.04)	$(0.08)	$(0.11)	$(0.25)

Weighted average number of shares used in basic per share calculations	14,522	14,473	14,503	14,467

Weighted average number of shares used in diluted per share calculations	14,522	14,473	14,503	14,467

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Operating Activities:
Net loss	$(1,547)	$(3,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	616	759
Loss on disposal of assets	2	28
Provision for bad debts	26	9
Employee stock-based compensation expense	343	377
Change in operating items:
Accounts receivable	(358)	200
Inventories	(241)	(105)
Prepaid expenses and other assets	44	113
Accounts payable	103	(244)
Accrued expenses and deferred income	(192)	(941)

Net cash used in operating activities	(1,204)	(3,349)

Investing Activities:
Purchase of property and equipment	(65)	(55)
Purchase of intellectual property	(9)	—

Net cash used in investing activities	(74)	(55)

Financing Activities:
Proceeds from stock option exercises	10	8

Net cash provided by financing activities	10	8

Net decrease in cash and cash equivalents	(1,268)	(3,396)
Cash and cash equivalents:
Beginning of period	7,032	11,031

End of period	$5,764	$7,635

Supplemental cash-flow information

Income taxes paid during the period	$13	$22
Net carrying amount of inventory transferred to property and equipment	$249	$186

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2010

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2010 and the statements of operations and cash flows for the three and nine-month periods ended March 31, 2010 and 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2009.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. These include, among others, the continued difficult economic conditions, tight credit markets, Medicare reimbursement rate uncertainty, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

3.	Stock-Based Compensation

We have a stock option plan that provides for the grant of stock options, restricted stock, deferred stock and stock appreciation rights to employees, directors and consultants. As of March 31, 2010, we had reserved 4,450,910 shares of common stock under this plan, and 862,142 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of our stock option plan, persons serving as non-employee directors at the date of the annual shareholder meeting automatically are granted an option to purchase 10,000 shares of common stock at a price equal to fair market value of the Company’s stock on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire ten years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company. On September 15, 2009, our Compensation Committee recommended, and the Board of Directors approved, an award of restricted

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2010

(Unaudited)

stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2009 Annual Meeting of Shareholders held on November 10, 2009 with the number of shares of restricted stock equal to $9,300 divided by the closing price of our common stock on the date of the Annual Meeting, rounded up to the next whole share. A total of 8,774 shares of restricted stock were granted under the stock option plan to each of our non-employee directors on the date of the Annual Meeting. The restrictions on the restricted stock lapse on the first business day immediately prior to the date of our 2010 Annual Meeting of Shareholders if the director is serving as a director as of such date. The restricted stock award is in addition to the automatic stock option grant under the stock option plan.

During fiscal 2010 and 2009, non-employee consultants were granted options to purchase a total of 20,000 and 6,500 shares of the Company’s stock, respectively. These options are non-qualified options which expire 10 years from the grant date and become fully vested either based on performance criteria, or over periods ranging from three months to over 24 months from the date of grant provided the consultants are still providing services to the Company. As these options were granted to non-employees, the final value of these options will need to be determined at their vesting dates, rather than the date of grant, using the Black-Scholes option-pricing model and will be marked to market at each reporting date until they become fully vested.

The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applied the modified prospective method in determining stock option expense. Amounts recognized in the financial statements for the three and nine-month periods ended March 31, 2010 and 2009 related to stock-based compensation were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Cost of goods sold	$9	$8	$35	$26
Selling, general and administrative	66	99	276	325
Research and development	11	6	32	26

Total cost of stock-based compensation	$86	$113	$343	$377
Tax benefit of options issued	—	—	—	—

Total stock-based compensation, net of tax	$86	$113	$343	$377

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For restricted stock awards, the fair value is calculated as the market price on the date of grant and we amortize the fair value on a straight-line basis over the requisite service period of the award. The following assumptions were used to estimate the fair value of options granted during the nine-month periods ended March 31, 2010 and 2009 using the Black-Scholes option-pricing model:

	2010	2009
Volatility	75.8%	59.1%
Risk-free interest rate	1.9%	2.3%
Expected option life	3.6 years	3.1 years
Stock dividend yield	—	—

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2010

(Unaudited)

A summary of our option activity for the nine-month period ended March 31, 2010 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2009	1,722,992	$2.89	6.6	$82,523
Options granted	469,000	1.27
Options forfeited	(79,765)	1.19
Options expired	(650,785)	3.64
Options exercised	(14,000)	0.76

Outstanding at March 31, 2010	1,447,442	2.14	8.1	314,860
Exercisable at March 31, 2010	658,588	2.91	7.2	117,855

The aggregate intrinsic value in the table above is based on our closing stock price of $1.15 and $1.66 as of the last business day of July 1, 2009 and March 31, 2010, respectively, which would have been received by the optionees had all in-the-money options been exercised on that date.

A summary of restricted stock award activity for the nine-month period ended March 31, 2010 is as follows:

	Number of Shares Underlying Restricted Stock Awards	Weighted-avg. Grant- Date Fair Value
Non-vested at July 1, 2009	60,000	$1.79
Shares granted	35,096	1.06
Shares forfeited	—	—
Shares vested	—	—

Non-vested at March 31, 2010	95,096	$1.52

As of March 31, 2010, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under our plan was $518,000 and $81,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.3 years for non-vested stock options and 1.8 years for restricted stock awards.

4.	Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 14,522 and 14,473, for the three-month periods ended March 31, 2010 and 2009, respectively, and 14,503 and 14,467, for the nine-month periods ended March 31, 2010 and 2009, respectively.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2010

(Unaudited)

The dilutive effect of stock options excludes approximately 1.0 million and 1.8 million options, for the three-month periods ended March 31, 2010 and 2009, respectively, and 1.3 million and 1.6 million options, for the nine-month periods ended March 31, 2010 and 2009, respectively, for which the exercise price was higher than the average market price. For the three month period ended March 31, 2010, there were 82,834 potentially dilutive stock options, where the exercise price was lower than the average market price, which were excluded from dilutive weighted common shares outstanding as they would be anti-dilutive due to our net loss for such period. For the same three month period ended March 31, 2009, there were no potentially dilutive stock options. In addition, 8,815 and 5,276 potentially dilutive stock options, where the exercise price was lower than the average market price, were excluded from diluted weighted average common shares outstanding for the nine-month periods ended March 31, 2010 and 2009, respectively, as they would be anti-dilutive due to our net loss for such period.

5.	Inventories

Inventories are state at the lower of first-in, first-out cost or market and consisted of the following as of (in thousands):

	March 31, 2010	June 30, 2009
Raw materials	$664	$766
Work in process	241	198
Finished goods	494	443

Total inventories, net	$1,399	$1,407

6.	Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	March 31, 2010	June 30, 2009
Accrued severance	$—	$104
Sales tax accrual	215	221
Other	318	273

Total other accrued expenses	$533	$598

Based on a sales tax audit and new information obtained by the Company in the fourth quarter of fiscal 2008, we believed we may have additional sales tax exposure in some states related to our mobile service business. As a result, we recorded a liability for the sales tax exposure that was probable and estimable, and increased our sales tax accrual by approximately $755,000 in the fourth quarter of fiscal 2008 for sales we previously believed to be exempt from tax. As a result of new information obtained in the first quarter of fiscal year 2009, which indicated that we would not owe as much sales tax as previously estimated, we reduced our sales tax accrual by approximately $396,000 at September 30, 2008, resulting in a reduction in our selling, general and administrative expenses for the nine-month period ended March 31, 2009. Subsequently, this sales tax accrual has been further reduced by a net amount of $145,000, principally due to the resolution and settlement of other state sales tax liabilities, resulting in a sales tax accrual of $215,000 at March 31, 2010.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2010

(Unaudited)

7.	Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of June 30, 2009, the liability for gross unrecognized tax benefits was $15,000. During the nine-month period ended March 31, 2010, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

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

Warranty provisions and claims for the nine-month periods ended March 31, 2010 and 2009 were as follows (in thousands):

Fiscal Year	Beginning Balance at July 1,	Warranty Provisions	Warranty Claims	Ending Balance at March 31,
2010	$19	$35	$(39)	$15

2009	$40	$16	$(36)	$20

9.	Commitments and Contingencies

Legal Proceedings

We have been and are involved in various legal proceedings and other matters that arise in the normal course of our business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. The ultimate liabilities, if any, cannot be determined at this time. However, based upon currently available information, we believe that the ultimate resolution of these matters will not have a material effect on the financial position, liquidity, or results of operations of the Company.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2010

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

In June 2008, the FASB issued new guidance to help determine whether instruments granted in share-based payment transactions are participating securities. The new guidance requires all outstanding unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and to be included in the computation of basic and diluted earnings per share using the two-class method. All prior period earnings per share data should be adjusted retrospectively. The Company adopted this new guidance effective July 1, 2009. The adoption of this statement resulted in the Company having to adjust prior weighted average shares outstanding to include outstanding unvested restricted stock which contains non-forfeitable rights to dividends of 80,000 shares at March 31, 2009. This change in weighted average shares outstanding resulted in no change to our earnings per share amounts for the periods presented.

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

In May 2009, the FASB issued new guidance regarding subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”. We adopted this standard during the quarter ended June 30, 2009.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2010

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

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three- and nine-month periods ended March 31, 2010 and 2009. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2009.

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

We believe that third-party reimbursement is essential to the continued adoption of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to maintaining such reimbursement. We estimate that 60% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States will be eligible for Medicare coverage. The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private paying patients. As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy in the United States.

The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. A majority of our Cooled ThermoTherapy treatments are performed in the physician’s office, but our treatments can be performed in an ambulatory surgery center (ASC) or in a hospital outpatient setting.

The national average reimbursement rate in the physician office setting is currently $2,382 for our Cooled ThermoTherapy. The Centers for Medicare and Medicaid Services (CMS) published the Physician Fee Schedule (PFS) Final Rule for calendar 2010 on October 30, 2009. Since publication, Congress has acted three times to temporarily adjust the 2010 Medicare reimbursement for all physician payments. These adjustments are to offset broader prescribed cuts to Medicare driven by the Sustainable Growth Rate (SGR) Formula. The current temporary adjustment expires June 2, 2010. If Congress fails to act to extend the temporary adjustment to Medicare, the level of Medicare reimbursement in the physician office setting for Cooled ThermoTherapy will decline to $1,869. While Congress has acted three times since the publication of the 2010 Final Rule to delay the impacts from the SGR, we do not know when or if these adjustments will be extended for the remainder of calendar 2010. We are monitoring these developments closely and will continue to execute on our active reimbursement strategy.

Urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under the two-part system in which the ASC receives a fixed fee of $1,569 in the 2010 PFS as compared to $1,849 in 2009, while the urologist performing the treatment is reimbursed $587 currently. In the hospital outpatient setting, which is not affected by changes in the PFS Conversion Factor, total reimbursement is $3,147 for calendar year 2010 compared to $3,026 in 2009.

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

As a result of recently enacted and pending federal health care reform legislation, substantial changes are anticipated in the United States health care system. Such legislation includes numerous provisions affecting the delivery of health care services, the financing of health care costs, reimbursement of health care providers and the legal obligations of health insurers, providers and employers. These provisions are currently slated to take effect at specified times over approximately the next decade. The federal health care reform legislation will not affect any of our current fiscal year financial statements.

Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) educate both patients and physicians on the benefits of Cooled ThermoTherapy as an effective, safe and cost effective treatment option that can provide superior clinical outcomes with long term durability compared to other treatment options, including BPH medication, (ii) increase the use of Cooled ThermoTherapy by physicians who already have access to a Cooled ThermoTherapy system, (iii) increase the number of physicians who provide Cooled ThermoTherapy to their patients, and (iv) provide more physicians with access to Cooled ThermoTherapy through the use of our own Cooled ThermoTherapy mobile service or third party mobile providers in the United States.

In the future, we expect to increase our investment in research and development and clinical trials to continue to improve our products and our therapy, while focusing on growing revenues through our sales and marketing teams and our Cooled ThermoTherapy mobile service. These investments are intended to broaden our product offering and expand the clinical evidence supporting our proprietary Cooled ThermoTherapy treatment for

BPH. In April 2009 at the American Urological Association annual meeting, we launched our newest Cooled ThermoTherapy treatment catheter, the CTC Advance Short (short antenna length), and had two separate presentations of our clinical data. The presentations highlighted our 5 year durability data and the ability of physicians to customize the treatment for patients using our system.

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2009. At March 31, 2010, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, product warranty, inventories, sales tax accrual, income taxes, and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three- and nine-month periods ended March 31, 2010 were $3.6 million and $11.5 million, compared to $3.3 million and $9.4 million, respectively, during the same periods of the prior fiscal year. The $266,000, or 8 percent increase in net sales, for the three-month period and the $2.1 million, or 23 percent increase in net sales, for the nine-month period ended March 31, 2010 is due to an increase in sales in all of our distribution channels: direct, third party mobile service, and Urologix mobile service largely due to an increase in the number of accounts ordering.

During the third quarter of fiscal 2010, 46 percent of overall revenue in the current quarter was derived from our Urologix-owned Cooled Thermo therapy mobile service as compared to 48 percent in the third quarter of fiscal 2009. Revenue derived from the sale of treatment catheters to direct accounts constituted 36 percent of overall revenue in the current quarter of fiscal 2010 compared to 35 percent in the same quarter of the prior fiscal year and third party mobile revenue represented 15 percent of overall revenue during the third quarter of fiscal 2010 as compared to 14 percent in the third quarter of the prior fiscal year.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and single-use treatment catheters, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three-month period ended March 31, 2010, decreased $52,000, or three percent, to $1.6 million from $1.7 million at March 31, 2009, due primarily to a decrease in unabsorbed manufacturing expenses of $128,000, offset by an increase in our inventory reserves of $26,000 and expenses related to a product recall of $17,000. For the nine-month period ended March 31, 2010, cost of sales increased $342,000, or seven percent, to $5.1 million from $4.7 million at March 31, 2009. This increase in cost of goods sold is a result of higher sales, partially offset by a decrease in unabsorbed manufacturing expense of $457,000.

Gross profit as a percentage of sales increased to 55 percent from 50 percent for the three-month period ended March 31, 2010 and increased to 56 percent from 50 percent in the nine-month period ended March 31, 2010 compared to the corresponding periods of the preceding year. The five and six percentage point increases in gross margin for the three- and nine-month periods ended March 31, 2010 as compared to the same period ended March 31, 2009, respectively, is primarily due to a decrease in unabsorbed manufacturing expenses as a result of increased production, as well as a decrease in Urologix mobile service delivery costs.

Selling, General & Administrative

Selling, general and administrative expenses decreased $157,000, or seven percent, to $2.1 million for the three-month period ended March 31, 2010 from $2.3 million in the same period of fiscal year 2009. This decrease represents an $84,000 decrease in selling and marketing expenses and a $73,000 reduction in general and administrative expenses. The reduction in selling and marketing expenses primarily relates to reduced expenditures for conventions and meetings and a reduction in consulting and professional fees. The general and administrative expense reduction is the result of reduced legal and audit expenses, as well as a reduction in other miscellaneous expenses resulting from our continued management of expenses. Selling, general and administrative expenses increased $333,000, or five percent, to $6.7 million for the nine month period ended March 31, 2010 from $6.4 million for the same nine month period ended March 31, 2009. This increase is the result of the $396,000 sales tax accrual reversal in the first quarter of fiscal year 2009 resulting from new information obtained which indicated that we would not owe as much sales tax as previously estimated.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $461,000 and $1.3 million, for the three and nine-month periods ended March 31, 2010, respectively, from $587,000 and $1.8 million in the same respective periods of fiscal year 2009. The decrease in expenses of $126,000, or 21 percent and $519,000, or 28 percent for the three and nine-month periods ended March 31, 2010, respectively, is primarily the result of a decrease in consulting fees and a temporary decrease in wages due to lower headcount, as well as a decrease in clinical studies, as some studies have been delayed. These decreases were partially offset by an increase in product testing and project materials and an increase in temporary staff.

Net Interest Income

Net interest income decreased to less than $1,000 for both the three- and nine-month periods ended March 31, 2010 from $1,000 and $52,000, respectively, in the same periods of the prior fiscal year. The decrease is due to lower interest rates and lower cash balances.

Provision for Income Taxes

We recognized an income tax benefit of $1,000 and $13,000 for the three- and nine-month periods ended March 31, 2010, respectively, compared to income tax expense of $3,000 and $49,000 for the comparable prior year fiscal periods. The tax benefit in the three-month period ended March 31, 2010 is a result of a reduction in our accrual for uncertain tax benefits. The tax benefit in the nine-month period ended March 31, 2010 relates to an estimate for research and development credits, partially offset by a provision for state taxes of $16,000. The prior year income tax expense relates to the provision for state taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings. As of March 31, 2010, we had total cash and cash equivalents of $5.8 million compared to $7.0 million as of June 30, 2009. Working capital decreased to $7.1 million at March 31, 2010 from $8.0 million at June 30, 2009. The decrease in working capital is due to the $1.3 million decrease in cash, partially offset by the $358,000 increase in accounts receivable.

During the nine-month periods ended March 31, 2010, we used $1.2 million of cash for operating activities. The net loss of $1.5 million included non-cash charges of $616,000 of depreciation and amortization expense and $343,000 of stock-based compensation expense. Changes in operating items resulted in the use of $644,000 of operating cash flow for the period with an increase in accounts receivable of $358,000, an increase in inventory spend of $241,000, lower accrued expense and deferred income of $192,000, offset by an increase in accounts payable of $103,000. The increase in accounts receivable is the result of the 23 percent increase in sales for the nine-month period ended March 31, 2010 as compared with March 31, 2009 and an increase in the number of days sales outstanding from 39 days at June 30, 2009 to 46 days at March 31, 2010. The increase in inventory spend relates to the building of control units of which, $249,000 were transferred to fixed assets. The decrease in accrued expenses relates primarily to the $138,000 reduction of deferred revenue, a reduction in the severance accrual of $100,000, and a $93,000 decrease in the payroll accrual relating to the timing of payroll at the end of the quarter, partially offset by a $120,000 increase in the bonus accrual as a result of more bonus objectives being met in fiscal year 2010. The year-over-year improvement in our cash flows used in operations of $2.1 million is largely due to our net loss being reduced by $2.0 million.

During the nine-month period ended March 31, 2010, we used $74,000 for investing activities to purchase property and equipment and intellectual properties to support our operations.

During the nine-month period ended March 31, 2010, we generated $10,000 from financing activities as a result of the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options. We will also continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis through our mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs. As of March 31, 2010, our property and equipment, net, included approximately $916,000 of these control units.

We believe our $5.8 million in cash and cash equivalents at March 31, 2010 will be sufficient to fund our working capital and capital resources needs beyond the next 12 months. In addition, we believe the majority of our cash equivalents are secure as they are backed by United States Government Treasuries.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Stryker Warren, Jr., and Controller and Director of Finance, Rebecca J. Weber, have evaluated the Company's “disclosure controls and procedures,” as defined in the Exchange act Rule 13a-15(e), as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have been and are involved in various legal proceedings and other matters that arise in the normal course of our business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Based upon currently available information, we believe that the ultimate resolution of these matters will not have a material effect on our financial position, liquidity, or results of operations.

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

/s/ Stryker Warren, jr,
Stryker Warren, jr.
Chief Executive Officer
(Principal Executive Officer)

/s/ Rebecca J. Weber
Rebecca J. Weber
Controller and Director of Finance
(Principal Financial and Accounting Officer)

Date: May 7, 2010