Form 10-K
period 2010-06-30
UROLOGIX INC
filed 2010-09-17
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2010.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ____________________.

Commission File Number 0-28414

UROLOGIX, INC. (Exact name of registrant as specified in its charter)

Minnesota	41-1697237
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

14405 21st Avenue North, Suite 110, Minneapolis, MN 55447
(Address of principal executive offices)

Registrant’s telephone number, including area code: (763) 475-1400

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange on Which Registered:
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Series A Junior Participating Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐	No ☒

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $25,234,677 as of the last day of the Company’s most recently completed second fiscal quarter, December 31, 2009, when the last reported sales price was $1.85.

As of September 1, 2010, the Company had outstanding 14,513,672 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

          Statements included in this Annual Report on Form 10-K that are not historical or current facts are forward-looking statements. In addition, our officers may make forward-looking statements orally. We caution readers that these statements are not predictions of actual future results. Our actual results could differ materially from any such forward-looking statements as a result of risks and uncertainties, including those set forth below in Item 1A “Risks Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Any such forward-looking statements reflect information available to us as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any such forward-looking statements.

ITEM 1.	BUSINESS

Overview

          Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the CoolWave® and Targis® names and our procedure kits, that consist of a disposable treatment catheter, Rectal Thermal Unit (RTU) and coolant bag, under the CTC Advance®, Targis, and Prostaprobe™ names. All systems utilize the Company’s Cooled ThermoTherapy™ (CTT) technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH by the thermal ablation of hyperplastic prostatic tissue. Cooled ThermoTherapy can be performed without general anesthesia or intravenous sedation and can be performed in a urologist’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

          We maintain a website at www.urologix.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC. To obtain copies of these reports, go to www.urologix.com.

Benign Prostatic Hyperplasia

          BPH is a non-cancerous disease in which the prostate grows and constricts the urethra causing adverse changes in urinary voiding patterns. The prostate is a walnut-sized gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate begin to grow at an increasing rate. As the prostate grows, it compresses or impinges on the urethra and bladder neck, thereby restricting the normal passage of urine. BPH patients typically suffer from a variety of troubling symptoms that can have a significant impact on their quality of life. Symptoms of BPH include frequent urination during the day and night, urgency and painful urination. A delay in treatment can have serious consequences, including complete obstruction (acute retention of urine), urinary tract infections, loss of bladder function and, in extreme cases, kidney failure.

          BPH generally affects men after the age of 50. Medical experts suggest that nearly every man will be affected by this condition at some time in his life. The BPH market is large and can be expected to continue to grow due to the general aging of the world’s population as well as increasing life expectancies.

          Due in part to the side effects and complications associated with traditional BPH therapies, many patients diagnosed with BPH are regularly monitored by their urologists but elect not to receive active intervention. This course of inaction is known as “watchful waiting.” If symptoms persist or worsen, drug therapy or surgical intervention has historically been recommended. Drug therapy has historically been the first line of treatment. It is estimated that more than 20% of patients who initially pursue drug therapy discontinue treatment within 12 months for various reasons including cost, ineffectiveness, side effects and the burdens of compliance. Patients may also try multiple drugs or combinations of drugs to improve effectiveness. This leads to a more costly treatment and often additional side effects. Traditionally, the most common surgical procedure has been Transurethral Resection of the Prostate (TURP), an invasive surgery in which portions of the prostatic urethra and surrounding tissue are removed, thereby widening the channel and improving urinary flow. While TURP results in a dramatic improvement in urine flow and reduction in symptoms, the procedure can require a lengthy recovery time and is reported to have a high rate of side effects and complications. Because the TURP procedure requires a highly skilled surgeon with extensive training, the incidence of complications is affected by the experience of the surgeon performing the TURP.

Cooled ThermoTherapy

          Our Targis System, which includes both the CoolWave and Targis control units, and our Prostatron System utilize Cooled ThermoTherapy, a catheter-based treatment for BPH that is clinically superior to medication and less invasive than surgery. Our newest Cooled ThermoTherapy devices are the CoolWave control unit combined with our CTC Advance microwave catheter; a combination that provides increased capabilities compared to prior generations’ devices. Cooled ThermoTherapy is a first line definitive option for patients with BPH. The urologist and patient must determine if it is the best option, but CTT is often selected for patients who prefer not to initiate daily chronic medication or have tried BPH medication and are unhappy with the lack of clinical improvement and/or the side effects.

          Cooled ThermoTherapy utilizes a proprietary focused high energy microwave technology, delivered through a flexible catheter that targets energy into the transitional zone of the prostate producing a temperature sufficient to cause cell death, while simultaneously cooling and protecting the healthy, pain-sensitive urethral tissue. During a Cooled ThermoTherapy procedure, a catheter is inserted into the urethra and anchored in the bladder, and a rectal thermosensing unit is placed into the patient’s rectum. Chilled water is then circulated through the catheter to lower the temperature of the urethra and protect it from heat and discomfort during the treatment. Temperatures in the urethra and rectum are monitored continuously during the treatment while microwave energy is delivered into the prostatic tissue, ultimately resulting in a reduction in the size of the prostate and relief of symptoms as the body re-absorbs the destroyed tissue during the months following treatment.

          Cooled ThermoTherapy provides significant advantages over other BPH therapies, producing lasting results that are clinically superior to drug therapy while avoiding the complications associated with surgery. Because Cooled ThermoTherapy does not require punctures or incisions and protects the urethra during treatment, it can be performed in the urologist’s office or other outpatient environments without the need for general anesthesia or intravenous sedation which results in fewer complications and lower overall cost to the healthcare system.

Clinical Studies

          Clinical trials of the Cooled ThermoTherapy procedure have been performed to produce data to support potential new indications and marketing claims, to generate long-term durability data, and to gather data for Medicare and other reimbursement approvals in various markets. We have conducted numerous multi-center, multi-year studies to evaluate the long-term durability of Cooled ThermoTherapy procedures. In our published results from multi-center clinical trials, conducted both in the United States and internationally, the majority of Cooled ThermoTherapy patients for whom follow-up data is available show significant long-term relief from the symptoms of BPH, without significant post-procedure complications. This was confirmed in April 2009 by the presentation of the results of five year data on Cooled ThermoTherapy, which can be found on our website at www.urologix.com, substantiating the efficacy of our CTC microwave catheter is durable for five years with 90 percent of the patients enjoying freedom from additional minimally invasive procedures or surgical procedures relating to BPH.

Sales and Marketing

          Our goal is to establish Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) educate both patients and urologists on the benefits of Cooled ThermoTherapy compared to other treatment options, (ii) increase the use of Cooled ThermoTherapy by urologists who already have access to a Cooled ThermoTherapy control unit, (iii) increase the number of urologists who provide Cooled ThermoTherapy to their patients, and (iv) provide more urologists with access to Cooled ThermoTherapy through the use of our own Cooled ThermoTherapy mobile service or third party mobile providers in the United States.

          United States

          We have a sales and marketing team consisting of sales management, marketing support, clinical support, mobile application specialists and direct sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy products and our Cooled ThermoTherapy mobile service. Our direct sales force and marketing efforts are targeted at urologists who treat or are interested in treating BPH patients in their office. Our Cooled ThermoTherapy mobile application specialists transport the CoolWave control unit, along with the single-use treatment catheters and necessary supplies, to urologist offices, ambulatory surgery centers and hospitals on a scheduled basis, making the treatment available to urologists and patients on an efficient and economical basis. As of June 30, 2010, our mobile assets included 17 vans which service 16 mobile routes in select geographies across the United States. In addition to our direct sales force and Cooled ThermoTherapy mobile application specialists, we continue to utilize independent third-party mobile service providers to provide hospitals, ambulatory surgery centers and urology clinics with access to our Cooled ThermoTherapy treatment. As of June 30, 2010, we employed a total of 43 individuals in our sales and marketing departments and in our Cooled ThermoTherapy mobile service. The expenses for our Cooled ThermoTherapy mobile service are included in cost of goods sold.

          We offer our Cooled ThermoTherapy control units to our customers on a direct purchase, or on an evaluation or longer-term use basis. Pricing for single-use treatment catheters to direct customers and our Cooled ThermoTherapy mobile service varies based upon treatment volume.

          International

          Although our international sales efforts have historically been relatively modest, we believe that there is a potential market for Cooled ThermoTherapy outside of the United States in certain, limited markets. While we will continue to utilize local distributors experienced in selling products to hospitals and urologists to assist us in these opportunities, our principal focus is on the U.S. market opportunity. The inherent challenge outside the United States is that third party reimbursement of our Cooled ThermoTherapy procedure is less prevalent and our revenue in international markets will largely depend on private payors’ willingness to pay a fair amount for our product and service, or that the patient will pay out-of-pocket for significant portions or all of the treatment costs.

Manufacturing

          We assemble Targis and CoolWave control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate at our suburban Minneapolis facility. Several of the components used in our control units and procedure kits are currently available to us through a single vendor. We outsource the manufacturing for Prostatron products.

          During the fourth quarter of fiscal year 2007, in connection with our development of the CTC Advance catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters. As a result, we negotiated an end-of-life build with the MedTech Group, Inc. for the supply of Prostaprobe single-use treatment catheter products to support our Prostatron customers until we transition them to another of our products. The inventory of Prostaprobe catheters will be depleted within 24 months.

          We continuously seek to develop alternative sources for critical components. Where alternative sourcing is not possible, we work to enter into supply agreements with each component provider. Nevertheless, failure to obtain components from these providers or delays associated with any future component shortages, particularly if we increase our manufacturing level, could have a material adverse effect on our business, our financial condition and our overall operating results.

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

          The FDA periodically inspects our facility, documentation and quality systems. To date the FDA has noted no significant deficiencies of GMP. Our facility will continue to be subject to periodic inspections by the FDA and by other auditors. We believe that our manufacturing and quality control procedures meet the requirements of the FDA and other regulators and that we have established training and internal audit systems designed to ensure compliance.

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

          As of June 30, 2010, we employed 32 individuals in our manufacturing department.

Research and Development

          We will continue to invest in research and development and clinical trials to improve our products and our therapy. These investments are intended to broaden our product offering and expand the clinical evidence supporting our proprietary Cooled ThermoTherapy treatment for BPH. In April 2009 at the American Urological Association (AUA) annual meeting, we launched our newest Cooled ThermoTherapy treatment catheter, the CTC Advance short antenna length, and had two separate presentations of our clinical data. The presentations highlighted our five year durability data and the ability of urologists using our system to customize the treatment for patients. At the 2010 AUA we had two additional presentations at the subspecialty meeting of the Geriatric Urological Society. The first presentation highlighted how the combination of cooling and high energy with Cooled ThermoTherapy uniquely enables delivery of a therapeutically effective treatment. The second demonstrated the five year preservation of sexual function following Cooled ThermoTherapy, a significant concern for sexually active men considering the alternatives of chronic medication or surgery.

          We intend to build upon our intellectual properties, our scientific and clinical knowledge and our relationships to develop innovative future generations of BPH products and services as well as other urology products. Our research and development efforts and goals are currently focused primarily on improving the features and functions of our Cooled ThermoTherapy, expanding the treatable population, improving the ease of use, patient comfort and clinical response to Cooled ThermoTherapy treatment and reducing the manufacturing cost of our products.

          During the fiscal years ended June 30, 2010, 2009, and 2008, we spent $1.8 million, $2.4 million, and $2.8 million, respectively, on our research and development efforts. As of June 30, 2010, we employed 12 individuals in our research and development department.

Reimbursement

          We believe that third-party reimbursement is essential to the continued adoption of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to maintaining such reimbursement. We estimate that 60% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States are eligible for Medicare coverage. The remaining patients will be covered by either private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private paying patients. As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy in the United States.

          Each calendar year the Medicare reimbursement rate for Cooled ThermoTherapy is determined by the Centers for Medicare and Medicaid Services (CMS). The Medicare reimbursement rate for physicians varies depending on the site of service, wage indexes and geographic location. The national average reimbursement rate is the fixed rate for the year without any geographic adjustments, but does vary based on site of service. Cooled ThermoTherapy can be performed in a urologist’s office, an ambulatory surgery center (ASC), or a hospital as an outpatient procedure.

          The national average reimbursement rate in the physician office setting – which is a “global fee” paid entirely to the urologist - is currently $2,430 for our Cooled ThermoTherapy treatment. The CMS published the Physician Fee Schedule (PFS) final rule for calendar 2010 on October 30, 2009. Since publication, Congress has acted four times to temporarily adjust the 2010 Medicare reimbursement for all physician payments. These adjustments are to offset broader prescribed reimbursement cuts to Medicare driven by the Sustainable Growth Rate (SGR) formula. The current temporary adjustment expires November 30, 2010. If Congress fails to act to extend the temporary adjustment to the Medicare Physician Fee Schedule, the level of Medicare reimbursement in the physician office setting for Cooled ThermoTherapy will decline to $1,869. While Congress has acted four times since the publication of the 2010 final rule to delay the impacts from the SGR, we do not know when nor if these adjustments will be extended for the final month of calendar year 2010 and calendar year 2011. We are monitoring these developments closely and will continue to execute on our active reimbursement strategy.

          Urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under the two-part system in which the ASC receives a fixed fee of $1,868 in the 2010 PFS as compared to $1,849 in 2009, while the urologist performing the treatment is reimbursed $601 currently. In the hospital outpatient setting, which is not affected by changes in the SGR, the national average total reimbursement is $3,147 for calendar year 2010 compared to $3,026 in calendar year 2009. In the hospital outpatient setting, the urologist performing the treatment is reimbursed $601.

          Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon “usual and customary” fees. To date, we have received coverage and reimbursement from private insurance companies and HMOs throughout the United States. We intend to continue our efforts to gain coverage and reimbursement across the United States. There can be no assurance that we will receive favorable coverage nor reimbursement determinations for Cooled ThermoTherapy from these payers or that amounts reimbursed to urologists for performing Cooled ThermoTherapy procedures will be sufficient to encourage urologists to use Urologix’ product and service offerings.

          As a result of recently enacted federal health care reform legislation, substantial changes are anticipated in the United States health care system. Such legislation includes numerous provisions affecting the delivery of health care services, the financing of health care costs, reimbursement of health care providers and the legal obligations of health insurers, providers and employers. These provisions are currently slated to take effect at specified times over approximately the next decade. The federal health care reform legislation did not directly affect our fiscal year 2010 financial statements and we do not expect the legislation to affect our financial results for fiscal year 2011.

          We have an active reimbursement strategy, and have retained consultative experts to assist us with reimbursement matters. For calendar 2011, CMS published the proposed rule with additional changes to the physician fee schedule covering Cooled ThermoTherapy. The reimbursement for calendar year 2011 will be determined by both the final CMS rule for the Physician Fee Schedule as well as Congressional actions to address the SGR formula. If Congress acts to stop the negative impacts of the SGR, reimbursement for calendar year 2011 as proposed for our code should be relatively consistent with current levels. We are actively participating in the CMS comment process.

          Internationally, reimbursement approvals for the Cooled ThermoTherapy procedure are awarded on an individual-country basis.

Patents and Proprietary Rights

          We currently own 47 U.S. and 18 international patents. We also have three patent applications pending in the United States and one patent application in non-U.S. jurisdictions, and we intend to file additional patent applications in the future.

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

          In addition to patents, we also rely on trade secrets and proprietary know-how that we intend to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with employees and most of our consultants contain provisions requiring that the individuals assign to us, without additional consideration, any inventions conceived or reduced to practice while employed by or under contract with us, subject to customary exceptions. Our officers and other key employees also agree not to compete with us for a period following termination.

Competition

          Competition in the market for the treatment of BPH comes from drug therapy, other minimally invasive office-based treatments, and invasive surgical therapies, such as TURP and laser surgeries (Laser Vaporization or Laser Enucleation). There are multiple companies that market or distribute surgical products for either TURP or laser procedures including: Olympus, Karl Storz, American Medical Systems, Boston Scientific, Lumenis, Lisa Laser and Biolitec.

          There are eight well-recognized prescription drugs available in the United States for treating the symptoms of BPH: Flomax (Boehringer Ingelheim International GmbH), Hytrin (Abbott Laboratories), Cardura (Pfizer Inc.), UroXatral (Sanofi-Synthelabo), Rapaflo (Watson Pharmaceuticals, Inc.), Proscar (Merck & Co., Inc.), Jalyn (GlaxoSmithKline), and Avodart (GlaxoSmithKline), some of which are now also available in generic preparation. Drug therapy is currently the first-line therapy prescribed by most physicians – both primary care physicians and urologists - in the United States for BPH. The drug companies have significant resources to educate urologists and patients through direct sales and direct to consumer marketing. We focus on educating urologists and their patients to the benefits of our Cooled ThermoTherapy in a targeted and efficient manner but generally, we have fewer resources than manufacturers of BPH drugs.

          Competition in the market for minimally invasive office-based treatments for BPH is also significant. Competitive devices include low energy microwave combined with balloon dilatation (Boston Scientific); non-cooled, low energy microwave (American Medical Systems); radio frequency needle ablation (Medtronic); and high energy microwave with limited cooling (Prostalund). Additional competitors may enter the market. We believe Cooled ThermoTherapy offers a durable solution as shown in peer reviewed clinical trials and final five year data as presented at the April 2009 AUA annual meeting, and our product is FDA-approved for the largest treatable patient population compared to other office-based BPH therapies. Because Cooled ThermoTherapy does not require punctures or incisions, it can be performed in the urologist’s office or other outpatient environments without the need for general anesthesia or intravenous sedation. Further, by combining focal high energy microwave therapy with cooling, we can achieve higher temperatures in a controlled pattern that conforms to the natural shape of the prostate, destroying hyperplastic tissues to create lasting results while preventing damage to the urethra, enhancing patient comfort and reducing complications.

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

          Medical devices intended for human use in the United States are classified into one of three categories. Such devices are classified by regulation into either Class I (general controls), Class II (general controls and special controls) or Class III (general controls and pre-market approval (PMA)) depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device. Good manufacturing practices, labeling, maintenance of records and filings with the FDA also apply to medical devices.

          Urologix systems have received FDA approval for sale in the United States as a Class III medical device. We have obtained CE Mark certification for distribution in Europe and product registration for distribution in Canada, Australia, and New Zealand.

          The FDA’s regulations require agency approval of a PMA supplement for a Class III medical device when certain changes are made to a product if the changes affect the safety and effectiveness of the device. Such changes include, but are not limited to, new indications for use; the use of a different facility or establishment to manufacture, process or package the device; changes in manufacturing methods or quality control systems; changes in vendors used to supply components of the device; changes in performance or design specifications; and certain labeling changes. Any such changes will require FDA approval of a PMA supplement prior to marketing of the device. There can be no assurance that the required approvals of PMA supplements for any changes will be granted on a timely basis or at all. Delays in receipt of, or failure to receive such approvals, or the loss of the approval of the PMA for either of our Targis or Prostatron systems would have a material adverse effect on our business.

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

Employees

          As of June 30, 2010, we employed 96 individuals on a full-time basis. We also had several part-time employees, consultants and independent third-party sales representatives. None of our employees are covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Seasonality

          We believe that holidays and vacations taken by urologists, patients and patient families can have a seasonal impact on our sales as can major medical conventions which take urologists away from their practices. However, we typically do not experience a regular pattern of revenue fluctuations as a result of seasonality effects. We continue to monitor and assess the impact seasonality may have on demand for our products.

Backlog

          As of June 30, 2010, we had a backlog of product orders for the Prostaprobe catheter due to a temporary interruption in our end of life build. This backlog has since been resolved. Our policy is to stock enough inventory to ship most orders within a few days of receipt or as requested by our customers. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not indicative of future levels of our revenue.

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

          Our future revenues are subject to uncertainties regarding health care reimbursement and reform. In the United States, health care providers, such as hospitals and urologists, generally rely on third-party payers. Third-party reimbursement is dependent upon decisions by the CMS, contracted Medicare carriers or intermediaries, individual managed care organizations, private insurers, foreign governmental health programs and other payers of health care costs. Failure to receive or maintain favorable coding, coverage and reimbursement determinations for Cooled ThermoTherapy by these organizations could discourage urologists from using our products. We may be unable to sell our products on a profitable basis if third-party payers deny coverage, provide low reimbursement rates or reduce their current levels of reimbursement.

          The continuing efforts of government, insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform including the reform of the Medicare and Medicaid entitlement programs, and on the cost of medical products and services. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMO’s that could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may also result in lower prices for, or rejection of, our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available, and could have a materially adverse effect on our revenues and the ability to operate profitably. We have an active reimbursement strategy, and have retained consultative experts to assist us with communicating the significant benefit to the healthcare system this safe and effective minimally invasive office-based therapy delivers to the second most commonly diagnosed medical problem for men over the age of 60.

We are faced with intense competition and rapid technological and industry change.

          The medical device industry is characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. We face intense competition from other device manufacturers and surgical manufacturers, as well as from pharmaceutical companies. Nearly all of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe that price competition will continue amongst products developed in our markets. Our competitors may develop or market technologies, products and services, including drug-based treatments that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significantly negative effect on our business, financial condition and results of operations. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

We depend upon our Cooled ThermoTherapy products for all of our revenues.

          All of our revenues are derived from sales of our Cooled ThermoTherapy control units and single-use treatment catheters and treatments delivered through our Cooled ThermoTherapy mobile service. As a result, our success is solely dependent upon the success of our Cooled ThermoTherapy products. If we are unable to more widely commercialize the use of these systems through our marketing initiatives, including our company-owned Cooled ThermoTherapy mobile service, our business, financial condition and results of operations will be materially and adversely affected. Furthermore, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by urologists, and/or other competitive forces may require us to alter our pricing or marketing structure in a manner that could have a material adverse effect on us.

We have a history of unprofitability.

          We incurred a net loss of $2.2 million for the year ended June 30, 2010 and $4.4 million for the year ended June 30, 2009. Since our inception, we have incurred losses of approximately $106.3 million. If urologists do not continue to purchase and use Cooled ThermoTherapy to treat patients with BPH, we may not be able to achieve profitability. Because we expect to continue to incur additional expenses relating to sales and marketing activities and research and development activities, we must increase the revenues received from sales of our products to operate in a profitable manner. We cannot offer assurance that we will generate increases in our revenues, attain profitable operations, or successfully implement our business plan or future business opportunities.

We may need additional capital to continue our business, which may not be available in the amount or at the time we need it.

          We used approximately $1.3 million of net cash from operating activities in the year ended June 30, 2010 and ended our 2010 fiscal year with approximately $5.7 million in cash and cash equivalents. We believe our $5.7 million in cash and cash equivalents, together with funds generated from product sales, will be sufficient to fund our operations, working capital and capital resource needs beyond fiscal year 2011. Our liquidity and capital resource needs are based upon management estimates as to future revenue and expense based upon our business plan. Our needs are subject to change based upon, among other factors, the success of our efforts to increase revenue, our ability to generate cash flow from operations and our ability to control costs and expenses. If our estimates of our financing needs change, we may need additional capital sooner than we currently estimate.

          If we do not generate capital through increasing income and cash flow from our operations, we eventually will deplete our available capital resources and would then need additional debt or equity capital to fund our operations. We may seek additional financing by incurring indebtedness or from an offering of our equity securities or both. No assurance can be given that additional financing will be obtained in an amount that is sufficient for our needs, in a timely manner, or on terms and conditions acceptable to us or our shareholders.

          Our efforts to raise additional funds from the sale of equity may be hampered by the depressed trading price of our common stock and the fact that we are currently not compliant with the minimum bid price requirement for continued listing on The NASDAQ Capital Market. Our efforts to raise funds by incurring additional indebtedness may be hampered by the fact that we do not have significant tangible assets and the challenges we would face in servicing our current indebtedness with cash flow from operations.

          The following factors may also affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations, financial condition and business prospects;
•	changes in and trends in reimbursement amounts;
•	conditions in the medical device industry and competition from other BPH treatment providers; and
•	general economic conditions, including the availability of credit and lending standards of banks and other financial institutions.

          If we are unable to obtain additional capital in an amount sufficient for our needs and in a timely manner, we may be required to further reduce our expenses and curtail our capital expenditures, sell our assets, or suspend or discontinue our operations.

We currently fail to meet one of NASDAQ’s listing requirements and if our common stock is delisted it may then become illiquid.

          Our common stock is listed on The NASDAQ Capital Market. On August 19, 2010, we received a letter from The NASDAQ Stock Market which stated that for the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Capital Market. Therefore, we are not in compliance with the requirements for continued listing of the Nasdaq Capital Market. If, at any time before February 15, 2011, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the staff of The NASDAQ Stock Market will provide us written notification that we have achieved compliance with this requirement for continued listing.

          If we fail to regain compliance with the minimum bid price requirement or if at any time we fail to satisfy each of the other requirements for continued listing, our common stock will be delisted from The Nasdaq Capital Market. If delisted from The Nasdaq Capital Market, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor would find it more difficult to buy or sell our common stock in the open market if it were quoted on the over-the-counter market or the OTC Bulletin Board. There can be no assurance that our common stock may be sold without a significant negative impact on the price per share that may make it more difficult for us to meet the minimum bid price requirement or that any market will continue to exist for our common stock.

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

          In addition, the health care industry in the United States is generally subject to fundamental change due to regulatory as well as political influences. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include controls on health care spending through limitations on the growth of private purchasing groups and price controls. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

We are dependent upon a limited number of third-party suppliers to manufacture our products.

          We manufacture the Targis and CoolWave control units and single-use treatment catheters for use with our Targis and CoolWave control units at our suburban Minneapolis facility. Our success will depend upon our ability to cost-effectively manufacture a reliable product and deliver that product in a timely manner. Because we lack experience manufacturing our products in large quantities, we may encounter difficulties in maintaining production efficiencies, quality control and assurance, component supply and qualified personnel. We cannot offer assurance that we will be able to manufacture a reliable product and deliver that product to customers in a timely fashion. Our failure to maintain a reputation among our customers as a timely, responsive manufacturer, or our failure to remedy manufacturing issues in a timely manner and to our customers’ satisfaction, or higher than expected manufacturing costs, would adversely affect our business.

          Other than the Targis and CoolWave control units and procedure kits, we outsource the remaining manufacturing for our products. We assemble Targis and CoolWave control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. Our reliance on outside suppliers for our components involves risks including limited control over the price and uncertainty regarding timely delivery and quality of parts. During the fourth quarter of fiscal year 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron product line. As a result, we negotiated an end-of-life build with the MedTech Group, Inc. for the supply of Prostatron Cooled ThermoTherapy single-use treatment catheter products to support our Prostatron customers until we can transition them to another of our products. The inventory of Prostaprobe devices will be depleted within 24 months.

          The start-up, transfer, termination or interruption of any of these relationships or products, or the failure of these manufacturers or suppliers, some of which operate in countries outside of the United States, to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet customer orders for our products and harm our reputation with customers and our business. Identifying and qualifying alternative suppliers of components or manufacturers of products takes time and involves significant additional costs and may delay the production of our products. Further, if we obtain a new supplier for a component, manufacture our product with an alternative component or if our products are manufactured by an alternative manufacturer, we will likely need FDA approval of a PMA supplement to reflect changes in product manufacturing and the FDA may require additional testing of any component from new suppliers prior to our use of these components. Further, if FDA approval of a PMA supplement is required, any delays in delivery of our product to customers would be extended and our costs associated with the change in product manufacturing would increase.

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

          Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Like other participants in the medical device industry, we are from time to time involved in lawsuits, claims and proceedings alleging product liability and related claims such as negligence. If any current or future product liability claims become substantial, our reputation could be damaged significantly, thereby harming our business. We may be required to pay substantial damage awards as a result of any successful product liability claims. Any product liability claim against us, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management.

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

          Other competitors may independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets. Our competitors, many of which have substantial resources and may make substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to manufacture or market our products. Further, while we do not believe that any of our products or processes interfere with the rights of others, third parties may nonetheless assert patent infringement claims against us in the future.

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

          The FDA and similar governmental authorities in other countries in which our products are sold, have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design, manufacture or labeling. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, labeling errors or design defects. Any recall of product would divert managerial and financial resources, harm our reputation with our customers and damage our business.

We are dependent on key personnel.

          Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Stryker Warren, Jr., our Chief Executive Officer, Greg Fluet, our Chief Operating Officer and Brian Smrdel, our Chief Financial Officer. We have employment agreements with Mr. Warren, Mr. Fluet and Mr. Smrdel that provides that either the Company or the individuals may terminate the individuals’ employment at any time with or without cause. If there is a change in control and we terminate Mr. Warren’s, Mr. Fluet’s or Mr. Smrdel’s employment without cause, however, we would be required to make specified payments to them as described in their employment agreement. We do not have key person life insurance on Mr. Warren, Mr. Fluet or Mr. Smrdel.

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

          Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

▪	the timing, volume and pricing of customer orders for both control units and procedure kits,
▪	the impact to the marketplace of competitive products and pricing,
▪	the timing of expenditures related to sales and marketing, and research and development,
▪	product availability and cost, and
▪	changes in or announcements regarding potential changes to CMS reimbursement rates.

          If our operating results are below the expectations of securities analysts or investors, the market price of our common stock may fall abruptly and significantly.

Our stock price may be volatile and a shareholder’s investment could decline in value.

          Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of technology companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

▪	actual or anticipated variations in our operating results,
▪	technological innovations or new commercial products introduced by our competitors,
▪	developments regarding government and third-party reimbursement,
▪	changes in government regulation,
▪	government investigation of us or our products,
▪	result of regulatory process for approval of our devices,
▪	changes in reimbursement rates or methods affecting our products,
▪	developments concerning proprietary rights,
▪	litigation or public concern as to the safety of our products or our competitors’ products,
▪	our compliance with the requirements for continued listing on The NASDAQ Stock Market and disclosures regarding our non-compliance with any requirement,
▪	investor perception of us and our industry,
▪	general economic and market conditions including market uncertainty,
▪	national or global political events,
▪	difficulties with international expansion or operations,
▪	public confidence in the securities markets and regulation by or of the securities markets, and
▪	changes in senior management.

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

          Certain provisions of Minnesota law, our articles of incorporation and bylaws and other agreements may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire control of us, including:

▪	the provisions of Minnesota law relating to business combinations and control share acquisitions,
▪	the provisions of our bylaws regarding the business properly brought before shareholders,
▪	the provisions of our articles of incorporation and bylaws regarding our staggered board of directors,
▪	the right of our board of directors to establish more than one class or series of shares and to fix the relative rights and preferences of any such different classes or series, and
▪

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

          We lease approximately 26,000 square feet of office, manufacturing and warehouse space in a suburb of Minneapolis, Minnesota. On September 9, 2010, the Company entered into a new lease agreement with our current landlord, covering the same square footage, for a period of seventy-two months, effective August 1, 2010. We believe our facilities will be sufficient to meet our current and future requirements and that additional space at or near the current location will be available at a reasonable cost if additional space is required in the future.

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

ITEM 4.	REMOVED AND RESERVED

          Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “ULGX.” The Company’s common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market on October 5, 2009. The following table sets forth quarterly high and low last-sale prices of our common stock for each quarter during the past two years.

		Quarter
Fiscal Year		First	Second	Third	Fourth

2010	High	$1.31	$2.02	$2.02	$1.68
	Low	0.84	0.81	1.33	0.93

2009	High	$2.00	$1.26	$0.60	$1.24
	Low	1.05	0.34	0.21	0.36

          The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

          To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

          The table below presents our equity compensation plan information as of June 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,732,264	$2.11	762,416
Equity compensation plan not approved by security holders	-	-	-
Total	1,732,264	$2.11	762,416

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

ITEM 6.	SELECTED FINANCIAL DATA

	Years ended June 30,
	2010	2009	2008		2007	2006
	(in thousands, except per share data)
Statements of Operations Data:

Sales	$14,771	$12,816	$14,906		$21,317	$25,885
Cost of goods sold	6,569	6,367	6,893		13,893 (3)	8,995

Gross profit	8,202	6,449	8,013		7,424	16,890

Costs and Expenses:
Selling, general and administrative	8,601	8,534	11,767		11,086	12,940
Research and development	1,834	2,356	2,780		3,026	2,987
Amortization and impairment of identifiable intangible assets	24	24	71		2,244 (4)	194
Impairment of goodwill	-	-	10,193	(1)	-	-

Total costs and expenses	10,459	10,914	24,811		16,356	16,121

Operating earnings (loss)	(2,257)	(4,465)	(16,798)		(8,932)	769
Interest income, net	-	53	400		554	371
Earnings (Loss) before income taxes	(2,257)	(4,412)	(16,398)		(8,378)	1,140
Income tax expense (benefit)	(88)	7	(1,501	)(2)	4,859 (5)	(4,354	)(6)
Net earnings (loss)	$(2,169)	$(4,419)	$(14,897)		$(13,237)	$5,494

Basic:

Net earnings (loss) per common share:	$(0.15)	$(0.31)	$(1.04)		$(0.92)	$0.38
Weighted average shares used in computing net earnings (loss) per share	14,508	14,469	14,338		14,332	14,319
Diluted:
Net earnings (loss) per common share:	$(0.15)	$(0.31)	$(1.04)		$(0.92)	$0.38
Weighted average shares used in computing net earnings (loss) per share	14,508	14,469	14,338		14,332	14,369

	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$5,702	$7,032	$11,031	$12,250	$11,054
Working capital	6,720	7,963	11,259	16,067	16,926
Total assets	10,203	12,141	17,480	32,653	43,898
Total liabilities	1,997	2,216	3,633	4,778	3,918
Shareholders’ equity	8,206	9,925	13,847	27,875	39,980

(1)	Represents a $10.2 million non-cash charge to fully impair our goodwill as of December 31, 2007.

(2)	Represents the non-cash reversal of our deferred tax liability of $1.6 million as a result of the impairment of our goodwill, partially offset by state taxes.

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

(6)	Includes a $4.6 million non-cash income tax benefit to reduce the valuation allowance related to deferred tax assets.

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2010
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Sales	$3,853	$4,064		$3,594	$3,260
Gross profit	2,138	2,329		1,978	1,757
Loss before income taxes	(681)	(282)		(598)	(696)
Net Loss	(677)	(273	) (1)	(597)	(622	) (1)
Basic net loss per share	$(0.05)	$(0.02)		$(0.04)	$(0.04)
Diluted net loss per share	$(0.05)	$(0.02)		$(0.04)	$(0.04)

	Year Ended June 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Sales	$ 2,655	$ 3,386	$ 3,328	$ 3,447
Gross profit	1,171	1,814	1,660	1,804
Loss before income taxes	(1,240)	(1,056)	(1,198)	(918)
Net Loss	(1,274)	(1,068)	(1,201)	(876)
Basic net loss per share	$ (0.09)	$ (0.07)	$ (0.08)	$ (0.06)
Diluted net loss per share	$ (0.09)	$ (0.07)	$ (0.08)	$ (0.06)

(1)

An income tax benefit of $84,000 should have been recorded in the second quarter of fiscal year 2010. The Company recorded the amount as an out-of-period adjustment in the fourth quarter of fiscal year 2010. The adjustment had no impact on the full year fiscal 2010 financial results.

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

          We market our control units under the Targis® and CoolWave® names and our procedure kits under the CTC Advance®, Targis and Prostaprobe™ names. All systems utilize the Company’s Cooled ThermoTherapy technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without general anesthesia or intravenous sedation and can be performed in a urologist’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

          The level of Medicare reimbursement for Cooled ThermoTherapy is dependent on the site of service. A majority of our Cooled ThermoTherapy treatments are performed in the urologist’s office, but our treatments can be performed in an ambulatory surgery center (ASC) or in a hospital outpatient setting.

          The national average reimbursement rate in the physician office setting – which is a “global fee” paid entirely to the urologist - is currently $2,430 for our Cooled ThermoTherapy treatment. The CMS published the Physician Fee Schedule (PFS) Final Rule for calendar 2010 on October 30, 2009. Since publication, Congress has acted four times to temporarily adjust the 2010 Medicare reimbursement for all physician payments. These adjustments are to offset broader prescribed reimbursement cuts to Medicare driven by the Sustainable Growth Rate (SGR) formula. The current temporary adjustment expires November 30, 2010. If Congress fails to act to extend the temporary adjustment to the Medicare Physician Fee Schedule, the level of Medicare reimbursement in the physician office setting for Cooled ThermoTherapy will decline to $1,869. While Congress has acted four times since the publication of the 2010 Final Rule to delay the impacts from the SGR, we do not know when nor if these adjustments will be extended for the final month of calendar year 2010 and calendar year 2011. We are monitoring these developments closely and will continue to execute on our active reimbursement strategy.

          Urologists who perform Cooled ThermoTherapy procedures in an ASC are reimbursed under the two-part system in which the ASC receives a fixed fee of $1,868 in the 2010 PFS as compared to $1,849 in 2009, while the urologist performing the treatment is reimbursed $601 currently. In the hospital outpatient setting, which is not affected by changes in the PFS Conversion Factor, the national average total reimbursement is $3,147 for calendar year 2010 compared to $3,026 in calendar year 2009. In the hospital outpatient setting the urologist performing the treatment is reimbursed $601.

          Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon “usual and customary” fees. To date, we have received coverage and reimbursement from private insurance companies and HMOs throughout the United States. We intend to continue our efforts to gain coverage and reimbursement across the United States. There can be no assurance that we will receive favorable coverage nor reimbursement determinations for Cooled ThermoTherapy from these payers or that amounts reimbursed to urologists for performing Cooled ThermoTherapy procedures will be sufficient to encourage urologists to use Urologix’ product and service offerings.

          As a result of recently enacted federal health care reform legislation, substantial changes are anticipated in the United States health care system. Such legislation includes numerous provisions affecting the delivery of health care services, the financing of health care costs, reimbursement of health care providers and the legal obligations of health insurers, providers and employers. These provisions are currently slated to take effect at specified times over approximately the next decade. The federal health care reform legislation did not directly affect our fiscal year 2010 financial statements and we do not expect this legislation to affect our financial results for fiscal year 2011.

          Our goal is to grow Cooled ThermoTherapy as a standard of care for the treatment of BPH. Our business strategy to achieve this goal is to (i) educate both patients and urologists on the benefits of Cooled ThermoTherapy as an effective, safe and cost effective treatment option that can provide superior clinical outcomes with long term durability compared to other treatment options, including BPH medication, (ii) increase the use of Cooled ThermoTherapy by urologists who already have access to a Cooled ThermoTherapy system, (iii) increase the number of urologists who provide Cooled ThermoTherapy to their patients, and (iv) provide more urologists with access to Cooled ThermoTherapy through the use of our own Cooled ThermoTherapy mobile service or third party mobile providers in the United States.

          In the future, we expect to increase our investment in research and development and clinical trials to continue to improve our products and our therapy. These investments are intended to broaden our product offering and expand the clinical evidence supporting our proprietary Cooled ThermoTherapy treatment for BPH. In April 2009 at the American Urological Association annual meeting, we launched our newest Cooled ThermoTherapy treatment catheter, the CTC Advance Short (short antenna length), and had two separate presentations of our clinical data. The presentations highlighted our 5 year durability data and the ability of urologists using our system to customize the treatment for patients.

Critical Accounting Policies and Estimates:

          In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

          We recognize revenue from the sale of Cooled ThermoTherapy control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy control units, we place our Cooled ThermoTherapy control units with customers free of charge under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue for the free use of our Cooled ThermoTherapy control units are bundled with the sale of single-use treatment catheters and are considered a single unit of accounting. Revenue from the bundled sales is recognized when the single-use treatment catheters are shipped to our customers. Revenue from our mobile service is recognized upon treatment of the patient. Revenue for extended warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Should actual sales returns differ from our estimates, revisions to the sales return reserve would be required. Sales and use taxes are reported on a net basis, excluding them from revenue.

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

Inventories

          We value our inventories, consisting primarily of control units, single-use treatment catheters, and raw materials to produce the control units and treatment catheters, at the lower of cost or market value on a first-in, first-out (“FIFO”) basis. The inventory cost includes both merchandise and freight. A periodic review of the inventory on hand is performed to determine if the inventory is properly stated at the lower of cost or market. In performing this analysis we consider, at a minimum, the following factors: average selling prices, reimbursement changes, and changes in demand for our products due to competitive conditions or market acceptance. Each type of inventory is analyzed to determine net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.

          We also analyze the level of inventory on hand on a periodic basis, in relation to estimated customer requirements to determine whether write-downs for excess, obsolete, or slow-moving inventory are required. Any significant or unanticipated change in the factors noted above could have a significant impact on the value of our inventories and on our reported operating results.

Valuation of Long-Lived Assets

          We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

          In fiscal year 2010, we did not generate positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

          Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2010, we carried a valuation allowance of $38.6 million against our net deferred tax assets.

Stock-Based Compensation

          The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applies the modified prospective method in determining stock compensation expense. Stock compensation expense is based on the fair value of the award at the date of grant and is recognized over the requisite service period which corresponds to the vesting period. Options and restricted stock awards typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant while restricted stock awards generally vest after one year. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model, we use historical data to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing and number of options granted at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period. Fair value for restricted stock is based on the market price on the day of grant.

Results of Operations

Fiscal Years Ended June 30, 2010 and 2009

Net Sales

          Net sales increased 15 percent to $14.8 million in fiscal year 2010 from $12.8 million in fiscal year 2009. The increase in sales from fiscal year 2009 is primarily due to increased orders for procedure kits as well as an increase in the number of Cooled ThermoTherapy mobile treatments performed.

          During fiscal year 2010, revenue from catheter sales to direct accounts constituted 36 percent of sales compared to 35 percent in the prior fiscal year, while catheter sales to third party mobiles constituted 15 percent of revenue in the current fiscal year compared to 14 percent in fiscal year 2009. Revenue derived from the Urologix mobile service constituted 47 percent of total sales in fiscal year 2010 compared to 48 percent in the prior fiscal year. The remaining two percent of our sales in fiscal year 2010 were from sales of our warranty service contracts, non-kit items and other miscellaneous items.

Cost of Goods Sold and Gross Profit

          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and single-use treatment catheters, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for fiscal year 2010 increased to $6.6 million or 3 percent from $6.4 million in fiscal year 2009. This increase in cost of goods sold is attributed to the 15 percent increase in sales year over year. This overall increase was offset by a lower manufacturing expense per unit.

          Gross profit as a percentage of sales increased to 56% in fiscal year 2010 from 50% in the prior fiscal year. The six percentage point increase in fiscal year 2010 as compared to fiscal year 2009 is a result of lower manufacturing expense per unit due to higher production volume of our treatment catheters, which provided a larger base to absorb our fixed manufacturing overhead costs. In addition, the delivery cost per treatment for our mobile service decreased by 11% from the prior year.

Selling, General & Administrative

          Selling, general and administrative expenses in fiscal year 2010 increased $67,000, or 1 percent, to $8.6 million from $8.5 million in fiscal year 2009. The increase in selling, general and administrative expense is largely the result of a reversal of $396,000 for a sales tax accrual in the first quarter of fiscal year 2009 and a net increase of $158,000 for commissions and bonuses achieved during fiscal year 2010. These increases were partially offset by a $132,000 decrease in freight and shipping costs, a decrease in audit and professional fees of $89,000, and a decrease in our stock based compensation expense of $75,000 due to the lower grant date fair value of options in recent periods. In addition, as part of the Company’s expense reduction efforts, meeting expense decreased by $69,000 and recruiting, insurance and travel expense decreased by $128,000.

Research and Development

          Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $1.8 million for fiscal year 2010, a decline of 22 percent from $2.4 million in fiscal year 2009. The decrease in research and development is due to a $287,000 decrease in consulting and legal fees, a $213,000 decrease in payroll expenses due to employee turnover and a $77,000 decrease in expenses associated with clinical studies, offset by a $63,000 increase in temporary labor and outside services.

Amortization and Impairment of Identifiable Intangible Assets

          Amortization and impairment of identifiable intangible assets remained consistent at $24,000 in fiscal years 2010 and 2009. This amortization expense relates to the amortization of our remaining customer base intangible asset over its remaining useful life of 4.25 years.

Net Interest Income

          Due to lower cash balances and lower interest rates in fiscal year 2010, net interest income was less than $1,000 and is, therefore, not included on the face of the income statement compared to $53,000 in fiscal year 2009.

Provision for Income Taxes

          We recorded $88,000 of income tax benefit for the fiscal year ended June 30, 2010 compared to $7,000 of income tax expense for the fiscal year ended June 30, 2009. The $88,000 of income tax benefit for the fiscal year ended June 30, 2010 was the result of recording an income tax benefit of $84,000 related to a net operating loss carry back claim to recapture alternative minimum tax paid during fiscal years 2005 and 2006 and $23,000 related to research and development credits. This income tax benefit was partially offset by the recording of $21,000 of state income tax expense. The $7,000 of income tax expense for fiscal year June 30, 2009 was the result of the recording of $55,000 of state income tax expense partially offset by $48,000 of an income tax benefit related to research and development credits.

Fiscal Years Ended June 30, 2009 and 2008

Net Sales

          Net sales decreased 14 percent to $12.8 million in fiscal year 2009 from $14.9 million in fiscal year 2008. The decrease in sales from fiscal year 2008 is primarily due to reduced orders for procedure kits as well as a reduction in the number of Cooled ThermoTherapy mobile treatments performed due to fewer accounts treating, partially offset by an increase in orders for procedure kits to our third-party mobiles, as well as an increase in the mobile service ASP.

          During fiscal year 2009, revenue from catheter sales to direct accounts constituted 35 percent of sales compared to 43 percent in fiscal year 2008, while catheter sales to third party mobiles constituted 14 percent of revenue in fiscal year 2009 compared to 10 percent in fiscal year 2008. Revenue derived from the Urologix mobile service constituted 48 percent of total sales in fiscal year 2009 compared to 45 percent in the prior year. The remaining three percent of our sales in fiscal year 2009 were from sales of our control units and warranty service contracts.

Cost of Goods Sold and Gross Profit

          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for fiscal year 2009 decreased to $6.4 million or 8 percent from $6.9 million in fiscal year 2008. This decrease in cost of goods sold is a result of the 14 percent decrease in sales year over year, as well as fiscal year 2008 non-recurring charges related to the impairment of developed technologies of $65,000 and a $131,000 provision for Prostaprobe inventories, purchase commitments and warranties as a result of the projected decline in sales as a result of the decision to end-of-life the Prostatron product line. These decreases were partially offset by higher manufacturing expense per unit and increased unabsorbed manufacturing expense due to lower production volume in fiscal year 2009.

          Gross profit as a percentage of sales decreased to 50% in fiscal year 2009 from 54% in fiscal year 2008. The four percentage point decrease in fiscal 2009 as compared to fiscal 2008 is a result of higher manufacturing expense per unit and lower production volume of our treatment catheters, which provide a smaller base to absorb our fixed manufacturing overhead costs. In addition, the number of mobile unit treatments as a percentage of sales increased, which have lower overall margins.

Selling, General & Administrative

          Selling, general and administrative expenses in fiscal year 2009 decreased $3.2 million or 27 percent to $8.5 million from $11.8 million in fiscal year 2008. The decrease in selling, general and administrative expense is largely the result of a $755,000 increase to our sales tax accrual in fiscal year 2008, of which approximately $396,000 was reversed in the first quarter of fiscal year 2009 as a result of new information obtained which indicated that we would not owe as much sales tax as previously estimated. In addition, the decrease in expenses from fiscal year 2008 to 2009 reflects a $496,000 decrease in legal and audit fees, a $383,000 decrease in consulting and professional fees due to certain one-time expenses in fiscal 2008 that were not repeated in fiscal 2009, a $230,000 decrease in commission expense due to lower sales, a $155,000 decrease in stock option expense due to lower grant date fair values, a $146,000 decrease in advertising and promotion expense, a $104,000 decrease in wages and benefits as a result of severance accruals recorded during fiscal year 2008 for former Company executives, as well as smaller decreases in several other areas. Much of the decrease in selling, general and administrative expense in fiscal year 2009 was a result of our continuing efforts to manage expenses.

Research and Development

          Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $2.4 million, or 15 percent for fiscal year 2009 from $2.8 million for fiscal year 2008. The decrease in research and development is due to a $557,000 decrease in product testing and project materials as we launched our newest catheter, CTC Advance at the end of the prior year. In addition, wages and benefits decreased by approximately $247,000 as a result of a reduction in headcount. These decreases were partially offset by an increase in consulting expenses of $450,000 as a result of research and development employee turnover.

Amortization and Impairment of Identifiable Intangible Assets

          Amortization and impairment of identifiable intangible assets decreased to $24,000 in fiscal year 2009 compared to $71,000 in fiscal year 2008. The decrease in amortization and impairment expense is the result of the implementation of an end-of-life plan in fiscal year 2007 for the Prostatron control units and Prostaprobe catheters in connection with our strategy to develop a next generation catheter. As a result of this plan, in fiscal year 2008 we wrote-off the remaining balance of our trademark intangible asset of $16,800, as well as recorded an additional write-down of the customer base intangible asset of $24,000 due to a decrease in projected sales of this end-of-life product line.

Net Interest Income

          Net interest income for fiscal year 2009 decreased to $53,000 from $400,000 in fiscal year 2008. The decrease is due to lower cash and investment balances and lower interest rates.

Provision for Income Taxes

          We recorded $7,000 of income tax expense for the fiscal year ended June 30, 2009 compared to a $1.5 million income tax benefit for the fiscal year ended June 30, 2008. The $7,000 of income tax expense for fiscal year 2009 was the result of $55,000 of state income tax expense partially offset by $48,000 of an income tax benefit related to research and development credits. The income tax benefit for the fiscal year ended June 30, 2008 is a result of a $1.6 million reversal of the deferred tax liability balance related to goodwill which was no longer necessary after the impairment of goodwill at December 31, 2007. This was partially offset by $18,000 of tax expense mainly related to state income tax expense.

Liquidity and Capital Resources

          We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of June 30, 2010, we had total cash and cash equivalents of $5.7 million compared to cash and cash equivalents of $7.0 million as of June 30, 2009. The decrease in cash and cash equivalents resulted primarily from our net operating loss of $2.2 million in fiscal year 2010.

Cash Provided by Operating Activities

          During fiscal year 2010, we used $1.3 million of cash from operating activities compared to $3.9 million in fiscal year 2009 primarily as a result of the improvement in the net operating loss. The net loss included non-cash charges of $793,000 for depreciation and amortization expense and $440,000 of stock-based compensation expense. Changes in asset and liability balances used $368,000 of operating cash flow for the year as a result of an increase in inventory levels of $387,000 and a decrease in accrued expenses and deferred income of $191,000, partially offset by a decrease in other assets of $158,000.

Cash Used for Investing Activities

          We used $85,000 for investing activities as a result of the purchase of property and equipment to support our mobile, office and manufacturing operations, as well as a slight increase in our intellectual property.

Cash Provided by Financing Activities

          During fiscal year 2010, we generated $10,000 from financing activities as a result of proceeds from the exercise of stock options.

          We believe our $5.7 million in cash and cash equivalents at June 30, 2010 will be sufficient to fund our working capital and capital resources needs beyond the next 12 months. In addition, we believe the majority of our cash equivalents are secure as they are backed by United States Government Treasuries.

Contractual Commitments

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy control units in addition to purchase options, as well as grow our mobile service which provides urologists and patients with efficient access to our Cooled ThermoTherapy control units on a pre-scheduled basis. As of June 30, 2010, our property and equipment, net, included approximately $837,000 of control units used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

          Future contractual commitments that will affect cash flows are as follows (in thousands):

	2011	2012	2013	2014

Building and equipment leases	$ 144	$205	$207	$207

Off Balance Sheet Arrangements

          We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

          Information regarding recently issued accounting pronouncements is included in Note 2 to the Financial Statements included in this Annual Report on Form 10-K.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2010.

*          *          *

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm, KPMG LLP, regarding internal controls over financial reporting. Management’s report was not subject to attestation by KPMG LLP pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Urologix, Inc.:

We have audited the accompanying balance sheets of Urologix, Inc. (the Company) as of June 30, 2010 and 2009, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
September 17, 2010

Urologix, Inc.
Balance Sheet
(In thousands)

	June 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$5,702	$7,032
Accounts receivable, net of allowance of $96 and $72, respectively	1,378	1,505
Inventories	1,498	1,407
Prepaids and other current assets	139	80
Total current assets	8,717	10,024
Property and equipment:
Property and equipment	11,669	11,788
Less accumulated depreciation	(10,655)	(10,380)
Property and equipment, net	1,014	1,408
Other assets	349	566
Identifiable intangible assets, net	123	143
Total assets	$10,203	$12,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$434	$462
Accrued compensation	875	791
Deferred income	169	210
Other accrued expenses	519	598
Total current liabilities	1,997	2,061

Deferred income	-	155
Total liabilities	1,997	2,216
Commitments and Contingencies (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 25,000 shares authorized; 14,447 and 14,413 shares issued and outstanding	144	144
Additional paid-in capital	114,360	113,910
Accumulated deficit	(106,298)	(104,129)
Total shareholders’ equity	8,206	9,925
Total liabilities and shareholders’ equity	$10,203	$12,141

    The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Statements of Operations
(In thousands, except per share data)

	For the Years Ended June 30,
	2010	2009	2008
SALES	$14,771	$12,816	$14,906
COST OF GOODS SOLD	6,569	6,367	6,893
Gross profit	8,202	6,449	8,013

COSTS AND EXPENSES
Selling, general and administrative	8,601	8,534	11,767
Research and development	1,834	2,356	2,780
Amortization and impairment of identifiable intangible assets	24	24	71
Impairment of goodwill	-	-	10,193
Total costs and expenses	10,459	10,914	24,811
OPERATING LOSS	(2,257)	(4,465)	(16,798)

INTEREST INCOME	-	53	400
LOSS BEFORE INCOME TAXES	(2,257)	(4,412)	(16,398)
INCOME TAX EXPENSE (BENEFIT)	(88)	7	(1,501)
NET LOSS	$(2,169)	$(4,419)	$(14,897)

NET LOSS PER COMMON SHARE - BASIC	$(0.15)	$(0.31)	$(1.04)

NET LOSS PER COMMON SHARE - DILUTED	$(0.15)	$(0.31)	$(1.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	14,508	14,469	14,338

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	14,508	14,469	14,338

     The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Statements of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2007	14,333	$143	$112,545	$(84,813)	$27,875
Net loss	-	-	-	(14,897)	(14,897)
Stock options exercised	50	1	38	-	39
Stock-based compensation	-	-	830	-	830
Balance, June 30, 2008	14,383	144	113,413	(99,710)	13,847
Net loss	-	-	-	(4,419)	(4,419)
Stock options exercised	10	-	8	-	8
Vesting of restricted stock	20	-	-	-	-
Stock-based compensation	-	-	489	-	489
Balance, June 30, 2009	14,413	144	113,910	(104,129)	9,925
Net loss	-	-	-	(2,169)	(2,169)
Stock options exercised	14	-	10	-	10
Vesting of restricted stock	20	-	-	-	-
Stock-based compensation	-	-	440	-	440
Balance, June 30, 2010	14,447	$144	$114,360	$(106,298)	$8,206

          The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Statements of Cash Flows
(In thousands)

	For the Years Ended June 30,
	2010	2009	2008
OPERATING ACTIVITIES
Net loss	$(2,169)	$(4,419)	$(14,897)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	793	973	1,191
Employee stock-based compensation expense	440	489	830
Impairment of goodwill and long-lived assets	-	-	10,299
Provision for bad debts	47	12	108
Deferred income taxes	-	-	(1,519)
Loss on disposal of assets	2	43	-
Change in operating assets and liabilities:
Accounts receivable	80	256	2,190
Inventories	(387)	(79)	172
Prepaids and other assets	158	221	207
Accounts payable	(28)	(312)	(174)
Accrued expenses and deferred income	(191)	(1,105)	548
Net cash used for operating activities	(1,255)	(3,921)	(1,045)
INVESTING ACTIVITIES
Purchase of property and equipment	(81)	(86)	(213)
Net purchases and disposals of intellectual property	(4)	-	-
Net cash used for investing activities	(85)	(86)	(213)

FINANCING ACTIVITIES
Proceeds stock option exercises	10	8	39
Net cash provided by financing activities	10	8	39

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,330)	(3,999)	(1,219)

CASH AND CASH EQUIVALENTS
Beginning of year	7,032	11,031	12,250
End of year	$5,702	$7,032	$11,031

Supplemental cash-flow information
Income taxes paid during the period	$13	$22	$35
Net carrying amount of inventory transferred to property and equipment	$296	$306	$615

          The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
Notes to Financial Statements

1.	Nature of Business

Description of Operating Activities

          Urologix, Inc. (the “Company,” “Urologix,” “we”) develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the CoolWave® and Targis® names and our procedure kits under the CTC Advance®, Targis, and Prostaprobe™ names. During the fourth quarter of fiscal year 2007, in connection with our strategy to develop a next generation catheter, we implemented an end-of-life plan for our Prostatron control units and Prostaprobe catheters. We have converted the majority of the Prostaprobe customers to our Coolwave or Targis platforms. However, we do have a limited number of customers for whom we have committed to perform an end-of-life build, after which we expect the remainder of these customers to convert to one of our other platforms. All systems utilize the Company’s Cooled ThermoTherapy™ technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH. Cooled ThermoTherapy can be performed without general anesthesia or intravenous sedation and can be performed in a urologist’s office or an outpatient clinic.

2.	Significant Accounting Policies

Cash and Cash Equivalents

          We classify highly liquid investments with original maturities of 90 days or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Revenue Recognition

          We recognize revenue from the sale of Cooled ThermoTherapy™ control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy control units, we place our Cooled ThermoTherapy control units with customers free of charge under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Cooled ThermoTherapy mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use. These programs, as well as our Cooled ThermoTherapy mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue for the free use of our Cooled ThermoTherapy control units is bundled with the sale of single-use treatment catheters and is considered a single unit of accounting. Revenue from the bundled sales is recognized as the single-use treatment catheters are shipped to our customers. Revenue from our mobile service is recognized upon treatment of the patient. Revenue for extended warranty service contracts is deferred and recognized ratably over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Should actual sales returns differ from our estimates, revisions to the sales return reserve would be required. Sales and use taxes are reported on a net basis, excluding them from revenue.

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

UROLOGIX, INC.
Notes to Financial Statements

          Bad debt and sales returns provisions and accounts receivable write-offs for the years ended June 30, 2010, 2009 and 2008 were as follows (in thousands):

Years Ended	Beginning Balance	Provisions	Write-offs	Ending Balance

June 30, 2010	$ 72	$ 47	($23)	$ 96

June 30, 2009	153	12	(93)	72

June 30, 2008	224	108	(179)	153

Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	June 30, 2010	June 30, 2009

Raw materials	$702	$766
Work-in-process	208	198
Finished goods	588	443
Total inventories	$1,498	$1,407

Long-Lived Assets

          We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if cash flows from operations in a given year is not positive. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the individual asset exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. No impairment charges were recorded in fiscal years 2010 or 2009.

Property and Equipment

          Property and equipment are stated at cost. Company owned Cooled ThermoTherapy control units located at customer sites for evaluation and long-term use programs are transferred from inventory and classified as property and equipment that are valued at cost to manufacture and depreciated over a useful life of four years. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over their remaining useful lives. Repairs and maintenance are charged to expense as incurred. Depreciation is calculated using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment, furniture and vehicles. Leasehold improvements are amortized over the shorter of the useful life of the assets or term of the lease.

UROLOGIX, INC.
Notes to Financial Statements

          Property and equipment, net consisted of the following (in thousands):

	June 30, 2010	June 30, 2009

Leasehold improvements, equipment, furniture and vehicles	$154	$309
Computer equipment	23	23
Control units	837	1,076
Total property and equipment, net	$1,014	$1,408

Other Assets

          Other assets consist primarily of prepaid royalties resulting from patent licensing agreements. The agreements require us to pay a royalty on sales of Cooled ThermoTherapy products. Royalties are charged to cost of goods sold as sales are recognized.

Leases and Deferred Rent

          We lease all of our office space. We evaluate and classify all of our leases as operating or capital leases for financial reporting purposes. As of June 30, 2010, all of our leases were accounted for as operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent. Any lease incentives we receive for items such as leasehold improvements, we record a deferred credit for the amount of the lease incentive and amortize it over the lease term, which may or may not equal the amortization period of the leasehold improvements.

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

          Warranty provisions and claims for the years ended June 30, 2010, 2009 and 2008 were as follows (in thousands):

Years Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

June 30, 2010	$ 19	$ 43	($49)	$ 13

June 30, 2009	40	28	(49)	19

June 30, 2008	105	(13)	(52)	40

Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2010, we carried a valuation allowance of $38.6 million against our remaining net deferred tax assets.

UROLOGIX, INC.
Notes to Financial Statements

Stock-Based Compensation

          The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applies the modified prospective method in determining stock compensation expense. Stock compensation expense is based on the fair value of the award at the date of grant and is recognized over the requisite service period which corresponds to the vesting period. Options and restricted stock awards typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant while restricted stock awards generally vest after one year. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model, we use historical data to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing and number of options granted at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period. Fair value for restricted stock is based on the market price on the day of grant. See Note 3 for additional discussion.

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

	For the years ended June 30,
	2010	2009	2008
Weighted average common shares outstanding - basic	14,508	14,469	14,338
Dilutive effect of stock options	-	-	-
Weighted average common shares outstanding - diluted	14,508	14,469	14,338

          Effective July 1, 2009, the Company adopted guidance which requires all outstanding unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and to be included in the computation of basic and diluted earnings per share using the two-class method. The adoption of this statement resulted in the Company having to adjust prior weighted average shares outstanding to include outstanding unvested restricted stock that contains non-forfeitable rights to dividends of 60,000 and 1,000 shares for the fiscal years ended June 30, 2009 and 2008, respectively. This change in weighted average shares outstanding resulted in no change to our earnings per share amounts for the fiscal years ended June 30, 2009 and 2008.

          The dilutive effect of stock options in the above table excludes 1.2 million, 1.6 million, and 1.3 million of underlying options for which the exercise price was higher than the average market price for the years ended June 30, 2010, 2009 and 2008, respectively. In addition, dilutive potential common shares of 73,890 shares, 11,016 shares and 6,994 shares, where the exercise price was lower than the average market price, were excluded from diluted weighted average common shares outstanding for the year ended June 30, 2010, 2009 and 2008, respectively as they would be anti-dilutive due to our net loss for those years.

UROLOGIX, INC.
Notes to Financial Statements

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

Recently Issued Accounting Standards

          In June 2008, the FASB issued new guidance to help determine whether instruments granted in share-based payment transactions are participating securities. The new guidance requires all outstanding unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and to be included in the computation of basic and diluted earnings per share using the two-class method. All prior period earnings per share data should be adjusted retrospectively. The Company adopted this new guidance effective July 1, 2009. The adoption of this statement resulted in the Company having to adjust prior weighted average shares outstanding to include outstanding unvested restricted stock that contains non-forfeitable rights to dividends of 60,000 and 1,000 shares at June 30, 2009 and 2008, respectively. This change in weighted average shares outstanding resulted in no change to our earnings per share amounts for the fiscal year ended June 30, 2009 and 2008.

          In June 2009, the FASB issued the FASB Accounting Standards CodificationTM (the “Codification”) and amended the hierarchy of GAAP. The Codification is the single official source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification did not have any impact on our financial condition or results of operations.

          In October 2009, the FASB issued new revenue guidance that requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items when vendor-specific objective evidence or acceptable third-party evidence does not exist, as well as new guidance addressing the accounting for revenue transactions involving software. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are currently evaluating the impact adoption of the new guidance will have on our financial condition or results of operations.

UROLOGIX, INC.
Notes to Financial Statements

3.	Stock Options and Restricted Stock Awards

          The Company has an equity compensation plan, the 1991 Stock Option Plan (the “1991 Plan”), that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of June 30, 2010, we had reserved 4,450,910 shares of common stock under the 1991 Plan, and 762,416 shares were available for future grants. Options expire ten years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter.

          Under the current terms of the 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting receive a grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company. On September 15, 2009, our Compensation Committee recommended, and the Board of Directors approved, an award of restricted stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2009 Annual Meeting of Shareholders held on November 10, 2009 with the number of shares of restricted stock equal to $9,300 divided by the closing price of our common stock on the date of the Annual Meeting, rounded up to the next whole share. A total of 8,774 shares of restricted stock were granted under the stock option plan to each of our non-employee directors on the date of the Annual Meeting. The restrictions on the restricted stock lapse on the first business day immediately prior to the date of our 2010 Annual Meeting of Shareholders if the director is serving as a director as of such date. The restricted stock award is in addition to the stock option grant under the stock option plan.

          On February 25, 2008, our Interim Chief Executive Officer was granted an option to purchase 40,000 shares of the Company’s stock. The option is a non-qualified option which expires ten years from the grant date and vested 10,000 shares upon the date of grant, with an additional 10,000 shares vested on the 30, 60, and 90 day anniversary of the grant date.

          On June 24, 2008, our newly appointed Chief Executive Officer was granted an option to purchase 355,000 shares of the Company’s stock and 80,000 shares of restricted stock under the 1991 Plan. The options granted, to the greatest extent possible, were issued as incentive stock options under Code Section 422 (the first $100,000 in value vesting in each year) with the remainder, granted as non-qualified stock options. All non-qualified options were immediately exercisable. If exercised before the vesting date, the Company will issue shares of restricted common stock subject to forfeiture until the vesting date of the corresponding option and subject to repurchase by the Company at the lower of (i) the original exercise price; or (ii) the fair market value of such shares upon forfeiture. Such incentive and non-qualified stock options expire 10 years from the date of grant and vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. None of the non-qualified options have been exercised. The restrictions on the restricted stock lapse as to 25 percent of the shares on each of the first four anniversaries of the date of grant.

          In addition, non-employee consultants were granted options to purchase a total of 20,000 shares in fiscal year 2010, and 6,500 and 52,500 shares of the Company’s stock in fiscal years 2009 and 2008, respectively. These options are non-qualified options which expire ten years from the grant date and become fully vested either based on performance criteria, or over periods ranging from three months from the date of grant to over 24 months from the date of grant provided the consultants are still providing services to the Company. As these options were granted to non-employees, the final value of these options will need to be determined at their vesting dates, rather than the date of grant, using the Black-Scholes option pricing model and are marked to market at each reporting date until they become fully vested.

          The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applies the modified prospective method in determining stock compensation expense. Our results of operations reflect compensation expense for new stock options granted and vested under our stock incentive plan and the unvested portion of previous stock option grants and restricted stock which vested during the year. Amounts recognized in the financial statements related to stock-based compensation for the fiscal years ended June 30, 2010, 2009 and 2008 were as follows (in thousands,):

UROLOGIX, INC.
Notes to Financial Statements

	2010	2009	2008
Cost of goods sold	$44	$31	$127
Selling, general and administrative	350	425	580
Research and development	46	33	123
Total cost of stock-based compensation	440	489	830
Tax benefit of options issued	-	-	-
Total stock-based compensation, net of tax	$440	$489	$830

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For restricted stock awards, the fair value is calculated as the market price on date of grant and we amortize the fair value on a straight-line basis over the requisite service period of the award. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30, 2010, 2009 and 2008 using the Black-Scholes option-pricing model:

	2010	2009	2008
Volatility	77.0%	59.1%	59.1%
Risk-free interest rate	1.7%	2.3%	3.6%
Expected option life	3 years	3 years	3 years
Stock dividend yield	-	-	-

          A summary of our options and option activity for the fiscal year ended June 30, 2010 is as follows:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Outstanding as of June 30, 2010	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Exercisable as of June 30, 2010	Weighted Avg. Exercise Price
$-	$2.43	1,365,000	8.25	$1.47	520,431	$1.51
$2.43	$4.86	162,100	4.72	$3.26	151,737	$3.30
$4.86	$7.29	50,901	2.60	$6.19	50,901	$6.19
$7.29	$9.72	6,000	0.34	$9.33	6,000	$9.33
$9.72	$12.15	12,500	0.51	$12.13	12,500	$12.13
$12.15	$14.58	15,975	2.52	$13.06	15,975	$13.06
$14.58	$17.01	10,000	1.36	$15.82	10,000	$15.82
$17.01	$19.44	3,466	0.68	$18.97	3,466	$18.97
		1,625,942	7.52	$2.15	771,010	$2.91

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2009	1,722,992	$2.89		$102,683
Options granted	594,000	1.29
Options forfeited	(90,538)	1.23
Options expired	(586,512)	3.63
Options exercised	(14,000)	0.76
Outstanding at June 30, 2010	1,625,942	$2.15	7.5	$47,820
Exercisable at June 30, 2010	771,010	$2.91	6.1	$34,398

UROLOGIX, INC.
Notes to Financial Statements

          The aggregate intrinsic value in the table above is based on our closing stock price of $1.07 on June 30, 2010, which would have been received by the optionees had all options been exercised on that date. The aggregate intrinsic value for options exercisable at June 30, 2009 and 2008 was $47,000 and $36,000, respectively, when the closing price of our stock on June 30, 2009 and 2008 was $1.24 and $1.77, respectively.

          The weighted average fair value of our options at their grant date was approximately $0.69, $0.57 and $0.82 for options granted during the fiscal years ended June 30, 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2010 and 2008 was $7,000 and $29,000, respectively. There was no intrinsic value of the options exercised during fiscal year 2009 as the grant price of the options was greater than the stock price on the date of exercise.

          A summary of the status of our non-vested options as of June 30, 2010 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant- Date Fair Value
Non-vested at June 30, 2009	639,791	$0.69
Options granted	594,000	0.69
Options forfeited	(90,538)	0.55
Options vested	(288,321)	0.72
Non-vested at June 30, 2010	854,932	0.69

          A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant- Date Fair Value
Non-vested at June 30, 2009	60,000	$1.79
Options granted	35,096	1.06
Options forfeited	(8,774)	1.06
Options vested	(20,000)	1.79
Non-vested at June 30, 2010	66,322	$1.50

          As of June 30, 2010, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under our plan was $503,000 and $65,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.5 years for non-vested stock options and 2 years for restricted stock awards. The total fair value of options vested during the fiscal years ended June 30, 2010, 2009 and 2008 was $208,000, $211,000 and $303,000, respectively.

4.	Identifiable Intangible Assets, Net

Balances of identifiable intangible assets, net, were as follows (in thousands):

	As of June 30, 2010				As of June 30, 2009
	Carrying Amount	Accumulated Amortization	Impairment	Net	Carrying Amount	Accumulated Amortization	Impairment	Net

Developed technologies	$7,500	$3,391	$4,109	$-	$7,500	$3,391	$4,109	$-
Customer base	2,300	1,183	1,015	102	2,300	1,159	1,015	126
Trademarks	1,140	154	986	-	1,140	154	986	-
Patents	21	-	-	21	17	-	-	17
Total identifiable intangible assets, net	$10,961	$4,728	$6,110	$123	$10,957	$4,704	$6,110	$143

UROLOGIX, INC.
Notes to Financial Statements

          Future annual amortization expense for the customer base is expected to be approximately $24,000 through September 2014, its estimated remaining useful life. The patent intangible assets relate to fees incurred for patents. We begin amortization of these patent costs when they are issued and any future annual amortization is expected to be minor.

5.	Other Accrued Expenses

          Other accrued expenses is comprised of the following as of June 30 (in thousands):

	2010	2009
Sales tax accrual	$191	$221
Accrued severance	-	104
Other	328	273
Total other accrued expenses	$519	$598

6.	Income Taxes

          The components of income tax expense (benefit) for each of the years in the three-year period ended June 30, 2010 consist of the following (in thousands):

	For the fiscal year ended June 30,
	2010			2009			2008
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(109)	$-	$(109)	$(48)	$-	$(48)	$-	$(1,369)	$(1,369)
State	21	-	21	55	-	55	18	(150)	(132)
Total	$(88)	$-	$(88)	$7	$-	$7	$18	$(1,519)	$(1,501)

          For fiscal year 2010, current federal income tax benefit consists of current year estimated refundable research and development credits and refunds of alternative minimum tax paid during fiscal year 2005 and fiscal year 2006 that will be realized through a net operating loss (“NOL”) carry back claim. Current state tax expense consists of estimated state tax expense for the company.

          A reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit) is as follows:

	For the years ended June 30,
	2010	2009	2008
Federal statutory rate at 34 percent	$(767)	$(1,500)	$(5,575)
State taxes, net of federal tax expense (benefit) and state valuation allowance	(36)	(83)	(531)
Nondeductible expenses	52	50	41
Stock –based compensation	77	108	205
General business credits	(77)	(220)	-
NOL carryback claim	(84)	-	-
Adjustments to NOL’s and credits	2,061	937	-
Other	(11)	(8)	5
Change in valuation allowance	(1,303)	723	4,354
	$(88)	$7	$(1,501)

UROLOGIX, INC.
Notes to Financial Statements

          The components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2010	2009
Deferred Tax Assets:
Non-Current:
Net operating loss carry forward	$33,826	$34,749
Definite-lived intangibles	2,935	3,412
Alternative minimum tax credit	9	93
Federal and state general business credits	975	994
Non-qualified stock-based compensation	461	384
Current:
Accrued expenses	438	369
Gross deferred tax assets	38,644	40,001
Deferred Tax Liabilities:
Non-Current:
Property, plant and equipment	(15)	(69)
Gross deferred tax liabilities	(15)	(69)
Net deferred tax assets before valuation allowance	38,629	39,932
Less: valuation allowance	(38,629)	(39,932)
Total net deferred tax asset	$-	$-

          Of the valuation allowance amounts above, $535,000 as of June 30, 2010 and 2009 was attributable to increases in the net operating loss carry forwards resulting from the exercise of stock options. These amounts will be recorded as an increase to additional paid-in-capital if it is determined in the future that this portion of the valuation allowance is no longer required, and the net operating loss generated by these deductions is utilized on the tax return.

          At June 30, 2010, the expiration dates and amounts of our net operating loss carryforwards and credits for federal income tax purposes are as follows (in thousands):

Years expiring (in thousands)	Net Operating Loss	Credits
2009 - 2010	$4,719	$156
2011 - 2015	31,046	-
2016 - 2020	21,389	-
2021 - 2028	35,336	628

	$92,490	$784

          We also have a carryforward credit for alternative minimum tax of approximately $9,000 that has no expiration date.

          The Company completed a Section 382 analysis of the net operating loss carryforwards through February 1, 2006. Through that analysis it was determined that none of the remaining pre-February 1, 2006 net operating loss carryforwards are subject to a Section 382 limitation. Net operating losses generated since February 1, 2006 have not been analyzed for any Section 382 limitations and therefore may or may not be fully realizable in the future.

          As of July 1, 2007, we believed we had approximately $35,000 of unrecognized tax benefits related to state tax liabilities which would favorably impact the effective income tax rate in any future period, if recognized. As of June 30, 2009, the liability for gross unrecognized tax benefits was $15,000. During the year ended June 30, 2010, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

UROLOGIX, INC.
Notes to Financial Statements

          We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1995 due to unexpired net operating loss carryforwards originating in and subsequent to that fiscal year. Income tax examinations we may be subject to for the various state taxing authorities vary by jurisdiction.

7.	Deferred Income

          Deferred income as of June 30 consisted of the following (in thousands):

	2010	2009
Deferred royalty income	$155	$339
Deferred warranty service income	14	26
Total deferred income	$169	$365

          Deferred royalty income consists of a prepaid non-exclusive license previously granted to a third party for the use of certain of our technologies. Deferred royalty income is recognized as the greater of amounts due based on actual sales or amortization of the license fee over the remaining license period, which is 10 months as of June 30, 2010.

          Deferred warranty service income is for prepayments made to us for warranty service contracts and is recognized over the contract period ranging from 12 to 24 months.

8.	Goodwill Impairment and Reversal of Related Deferred Tax Liability

          In fiscal year 2008, we recorded a $10.2 million charge to fully impair our goodwill. In addition, as a result of the impairment of the goodwill, we also recorded an income tax benefit as of December 31, 2007 of $1.6 million due to the reversal of the deferred tax liability balance related to goodwill which is no longer necessary after the goodwill impairment.

9.	Commitments and Contingencies

Leases

          The Company leases its facility and certain equipment under non-cancelable operating leases that expire at various dates through fiscal year 2011. Rent expense related to operating leases was approximately $215,000, $216,000, and $226,000 for the years ended June 30, 2010, 2009 and 2008, respectively. On September 9, 2010, the Company entered into a new lease agreement with our current landlord, covering the same square footage, for a period of seventy-two months, effective August 1, 2010. Future minimum annual lease commitments under non-cancelable operating leases with initial terms of one year or more are $144,000 in fiscal year 2011, $205,000 in fiscal year 2012 and $207,000 in fiscal year 2013.

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

          The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to the allowed limit of the Internal Revenue Service. Company matching contributions are discretionary, and none have been made to date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer, Stryker Warren, Jr., and Chief Financial Officer, Brian J. Smrdel have evaluated the Company’s disclosure controls and procedures as of June 30, 2010. Based upon their review, they have concluded that these controls and procedures are effective.

          The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b) Changes in Internal Controls over Financial Reporting

          There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          The Company’s internal control report is included in this report under Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Information required under this item is contained in the following sections of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference: Election of Directors, Information Regarding Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance, and Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

          Information required under this item is contained in the following sections of the Company’s 2010 Proxy Statement and is incorporated herein by reference: Executive Compensation, Compensation of Directors, and Employment and Change in Control Arrangements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required under this item with respect to Item 403 of Regulation S-K is contained in the following sections of the Company’s 2010 Proxy Statement and is incorporated herein by reference: Security Ownership of Principal Shareholders and Management. The information required under this item with respect to Item 201(d) of Regulation S-K is contained in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Information required under this item is contained in the following sections of the Company’s 2010 Proxy Statement and is incorporated herein by reference: Certain Relationships and Related Persons Transactions, Policy Regarding Transactions with Related Persons, and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the following sections of the Company’s 2010 Proxy Statement and is incorporated herein by reference: Independent Registered Public Accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this report.
	(1)	Financial Statements.

The financial statements of the Company are set forth at Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules for fiscal years ended June 30, 2010, 2009 and 2008.

None.

(b)	Exhibits.

Exhibit Number	Document	Incorporated by Reference To:

3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of Urologix, Inc., as amended on December 5, 2006.	Exhibit 3.2 of the Company’s Form 8-K dated December 5, 2006.

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed January 16, 1997.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan, as amended through June 21, 2008	Exhibit 10.1 of the Company’s Form 10-K for the year ended June 30, 2009.

10.2	Lease Agreement dated January 20, 1992, between the Company and Parkers Lake Pointe I Limited Partnership, including Addendum to Lease Agreement dated April 5, 1995	Exhibit 10.5 of the Company’s 1996 Registration Statement.

10.3	Amendment of Lease Agreement dated October 4, 2002 between Parkers Lake I Realty Corp. and the Company.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

10.4	Tenth Amendment to Lease dated October 22, 2007 between Urologix, Inc. and Parkers Lake I Realty LLC.	Exhibit 10.1 to Current Report on Form 8-K dated October 22, 2007.

10.5	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Stryker Warren Jr. dated June 24, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated June 24, 2008.

10.6	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Gregory Fluet dated July 14, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated July 14, 2008.

10.7	Amended and Restated Letter Agreement Regarding Change In Control Benefits between Urologix, Inc. and Certain Executive Officers dated December 29, 2008.	Exhibit 10.2 to Current Report on Form 8-K dated December 30, 2008.

10.8	Letter Agreement dated April 27, 2010 regarding Offer of Employment entered into effective April 29, 2010 between Urologix, Inc. and Brian J, Smrdel	Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2010.

10.9	First Amended and Restated Lease dated as of August 1, 2010 by and between the Company and Parkers Lake I Realty LLC	Exhibit 10.1 to Current Report on Form 8-K dated September 9, 2010.

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

31.2	Certification of Chief Financial Officer (principal financial officer and principal accounting officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. §1350.	Attached hereto.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 17, 2010

UROLOGIX, INC.

By:	/s/ Stryker Warren, Jr.
Stryker Warren, Jr., Chief Executive Officer
(principal executive officer)

          Each person whose signature appears below hereby constitutes and appoints Stryker Warren, Jr. and Brian J. Smrdel, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on September 17, 2010.

Signature	Title

/s/ Stryker Warren, Jr.	Chief Executive Officer and Director
Stryker Warren, Jr.	(principal executive officer)

/s/ Brian J. Smrdel	Chief Financial Officer
Brian J. Smrdel	(principal financial officer and principal accounting officer)

/s/ Mitchell Dann	Director
Mitchell Dann

/s/ Sidney W. Emery, Jr.	Director
Sidney W. Emery, Jr.

/s/ Christopher R. Barys	Director
Christopher R. Barys

/s/ Guy C. Jackson	Director
Guy C. Jackson

/s/ Patrick D. Spangler	Director
Patrick D. Spangler