Form 10-Q
period 2010-09-30
UROLOGIX INC
filed 2010-11-12
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

As of November 1, 2010, the Company had outstanding 14,513,672 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	September 30, 2010	June 30, 2010
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$4,701	$5,702
Accounts receivable, net of allowances of $87 and $96, respectively	1,472	1,378
Inventories	1,582	1,498
Prepaid and other current assets	339	139

Total current assets	8,094	8,717

Property and equipment:
Machinery, equipment and furniture	11,655	11,669
Less accumulated depreciation	(10,767)	(10,655)

Property and equipment, net	888	1,014
Other assets	300	349
Other intangible assets, net	117	123

Total assets	$9,399	$10,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$607	$434
Accrued compensation	574	875
Deferred income	119	169
Other accrued expenses	455	519

Total current liabilities	1,755	1,997
Other accrued expenses	53	—

Total liabilities	1,808	1,997

COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,447 shares issued and outstanding	144	144
Additional paid-in capital	114,453	114,360
Accumulated deficit	(107,006)	(106,298)

Total shareholders’ equity	7,591	8,206

Total liabilities and shareholders’ equity	$9,399	$10,203

(*) The Balance Sheet at June 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2010	2009

Revenue	$3,352	$3,853
Cost of goods sold	1,523	1,715
Gross profit	1,829	2,138

Operating expense:
Selling, general and administrative	1,986	2,377
Research and development	546	442
Total operating expense	2,532	2,819

Operating loss	(703)	(681)
Interest income	1	―
Loss before income taxes	(702)	(681)

Provision for income tax expense (benefit)	6	(4)

Net loss	$(708)	$(677)

Net loss per common share – basic	$(0.05)	$(0.05)

Net loss per common share – diluted	$(0.05)	$(0.05)

Weighted average shares :
Basic	14,514	14,480
Diluted	14,514	14,480

The accompanying notes to the financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Operating Activities:
Net loss	$(708)	$(677)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	162	218
Employee stock-based compensation expense	93	126
Provision for bad debts	(9)	9
Loss on disposal of assets	―	2
Change in operating items:
Accounts receivable	(85)	(504)
Inventories	(101)	42
Prepaids and other assets	(151)	(160)
Accounts payable	173	118
Accrued expenses and deferred income	(362)	(187)
Net cash used for operating activities	(988)	(1,013)

Investing Activities:
Purchase of property and equipment	(13)	(38)
Net cash used for investing activities	(13)	(38)

Financing Activities:
Proceeds from stock option exercise	―	8
Net cash provided by financing activities	―	8

Net decrease in cash and cash equivalents	(1,001)	(1,043)
Cash and cash equivalents:
Beginning of period	5,702	7,032
End of period	$4,701	$5,989

Supplemental cash-flow information

Net carrying amount of inventory transferred to property and equipment	$18	$84

Income tax paid during the period	$5	$4

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2010

(Unaudited)

1.         Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  The balance sheet as of September 30, 2010 and the statements of operations and cash flows for the three-month periods ended September 30, 2010 and 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2010.

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

3.         Stock-Based Compensation

The Company has an equity compensation plan, the 1991 Stock Option Plan (the “1991 Plan”), that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants.  As of September 30, 2010, we had reserved 4,450,910 shares of common stock under the 1991 Plan, and 557,920 shares were available for future grants.  Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter.

Under the current terms of the 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting receive an option grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant.  Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.  On August 19, 2010, our Compensation Committee recommended, and the Board of Directors approved, an award of restricted stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2010 Annual Meeting of Shareholders held on November 9, 2010 with the number of shares of restricted stock equal to $12,500 divided by the closing price of our common stock on the date of the Annual Meeting, rounded up to the next whole share.  The restrictions on the restricted stock lapse on the first business day immediately prior to the date of our 2011 Annual Meeting of Shareholders if the director is serving as a director as of such date.  The restricted stock award is in addition to the stock option grant under the stock option plan.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2010

(Unaudited)

Options were granted to non-employee consultants to purchase a total of 20,000 shares in both the first quarter of fiscal years 2011 and 2010, and 6,500 shares of the Company’s stock in the first quarter of fiscal year 2009.  These options are non-qualified options which expire 10 years from the grant date and become fully vested either based on performance criteria, or over periods ranging from three months from the date of grant to over 24 months from the date of grant provided the consultants are still providing services to the Company.  As these options were granted to non-employees, the final value of these options will need to be determined at their vesting dates, rather than the date of grant, using the Black-Scholes option pricing model and are marked to market at each reporting date until they become fully vested.

The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applies the modified prospective method in determining stock option expense.  Our results of operations reflect compensation expense for new stock options granted and vested under our stock incentive plan and the unvested portion of previous stock option grants and restricted stock which vested during the year.

Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands):

	Three months ended September 30,
	2010	2009
Cost of goods sold	$12	$14
Selling, general and administrative	70	102
Research and development	11	10
Total cost of stock-based compensation	$93	$126
Tax benefit of options issued	―	―
Total stock-based compensation, net of tax	$93	$126

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  The following assumptions were used to estimate the fair value of options granted during the three-month periods ended September 30, 2010 and 2009 using the Black-Scholes option-pricing model:

	2010	2009
Volatility	80.8%	76.0%
Risk-free interest rate	0.97%	1.87%
Expected option life	3.8 years	3.6 years
Stock dividend yield	―	―

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2010

(Unaudited)

A summary of our option activity for the three-month period ended September 30, 2010 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2010	1,625,942	$2.15		$47,820
Options granted	245,500	0.91
Options forfeited	(41,004)	1.16
Options expired	―	―
Options exercised	―	―
Outstanding at September 30, 2010	1,830,438	2.00	7.5	$35,223
Exercisable at September 30, 2010	912,938	2.68	6.0	$20,898

The aggregate intrinsic value in the table above is based on our closing stock price of $1.07 and $0.95 as of the last business day of June 30, 2010 and September 30, 2010, respectively, which would have been received by the optionees had all options been exercised on that date.

A summary of restricted stock award activity for the three-month period ended September 30, 2010 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant- Date Fair Value
Nonvested at July 1, 2010	66,322	$1.50
Restricted stock granted	―	―
Restricted stock forfeited	―	―
Restricted stock vested	―	―
Nonvested at September 30, 2010	66,322	$$1.50

As of September 30, 2010, total unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under our plan was $526,000 and $50,000, respectively.  That cost is expected to be recognized over a weighted-average period of 2.35 years for non-vested stock options and 1.83 years for restricted stock awards.

4.         Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented.  Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options.  The weighted average common shares outstanding for both basic and dilutive (in thousands), were 14,514 and 14,480 at September 30, 2010 and 2009, respectively.

The dilutive effect of stock options excludes approximately 1.4 million and 1.8 million options for the three-month periods ended September 30, 2010 and 2009, respectively, for which the exercise price was higher than the average market price.  In addition, 2,023 and 47,664 of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three month periods ended September 30, 2010 and 2009, respectively, as they would be anti-dilutive due to our net loss for such periods.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2010

(Unaudited)

5.         Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	September 30, 2010	June 30, 2010
Raw materials	$756	$702
Work-in-process	137	208
Finished goods	689	588
Total inventories	$1,582	$1,498

6.         Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	September 30, 2010	June 30, 2010
Sales tax accrual	$200	$191
Other	255	328
Total other accrued expenses	$455	$519

7.         Income Taxes

We utilize the asset and liability method of accounting for income taxes.  We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities.  We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of June 30, 2010, the liability for gross unrecognized tax benefits was $15,000.  During the three months ended September 30, 2010, there were no significant changes to the total gross unrecognized tax benefits.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next 12 months.

We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1995. We may also be subject to state income tax examinations whose regulations vary by jurisdiction.

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

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2010

(Unaudited)

Warranty provisions and claims for the three-month periods ended September 30, 2010 and 2009 were as follows (in thousands):

Three Months Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

September 30, 2010	$ 13	$ 8	($ 10)	$ 11

September 30, 2009	$ 19	$ 11	($ 12)	$ 18

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

10.      Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued new revenue guidance that requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items when vendor-specific objective evidence or acceptable third-party evidence does not exist, as well as new guidance addressing the accounting for revenue transactions involving software. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. The Company adopted this new guidance effective July 1, 2010.  The adoption of this statement did not have any impact on our financial condition or results of operations.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: we are faced with intense competition and rapid technological and industry change; third party reimbursement is critical to market acceptance of our products; we depend upon our Cooled ThermoTherapy products for all of our revenues; we have a history of unprofitability; we may not have additional financing available to us; government regulation has a significant impact on our business; we are dependent upon a limited number of third-party suppliers to manufacture our products; our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate; we are dependent on adequate protection of our patent and proprietary rights; our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business; we are dependent on key personnel; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price may be volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; and provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price.  All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three month periods ended September 30, 2010 and 2009.  This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2010.

OVERVIEW

Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide.  We market our control units under the CoolWave® and Targis® names and our procedure kits, that consist of a disposable treatment catheter, Rectal Thermal Unit (RTU) balloon and coolant bag, under the CTC Advance®, Targis, and Prostaprobe™ names.  All systems utilize the Company’s Cooled ThermoTherapy™ (CTT) technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH by the thermal ablation of hyperplastic prostatic tissue. Cooled ThermoTherapy can be performed without general anesthesia or intravenous sedation and can be performed in a urologist’s office or an outpatient clinic.  We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

Each calendar year the Medicare reimbursement rate for Cooled ThermoTherapy is determined by the Centers for Medicare and Medicaid Services (CMS).  The Medicare reimbursement rate for physicians varies depending on the site of service, wage indexes and geographic location.  The national average reimbursement rate is the fixed rate for the year without any geographic adjustments, but does vary based on site of service.  Cooled ThermoTherapy can be performed in the urologist’s office, an ambulatory surgery center (ASC), or a hospital as an outpatient procedure.

CMS published the Physician Fee Schedule (PFS) final rule for calendar 2010 on October 30, 2009.   Since publication, Congress has acted four times to temporarily adjust the 2010 Medicare reimbursement for all physician payments.  These adjustments are to offset broader prescribed reimbursement cuts to Medicare driven by the Sustainable Growth Rate (SGR) formula.  The current temporary adjustment expires November 30, 2010.  The national average reimbursement rate in the physician office setting – which is a “global fee”, paid entirely to the urologist - is currently $2,430 for our Cooled ThermoTherapy treatment.  If Congress fails to act to extend the temporary adjustment to the Medicare Physician Fee Schedule, the level of Medicare reimbursement in the physician office setting for Cooled ThermoTherapy will decline to $1,869.

For calendar 2011, CMS published the final rule which included changes to the PFS covering Cooled ThermoTherapy.  The reimbursement for calendar year 2011 will be determined by both the CMS final rule for the PFS, as well as, congressional actions to address the SGR formula.  If Congress acts to stop the negative impacts of the SGR, reimbursement in the physician office setting for calendar year 2011 would increase five percent, to $2,560 for our CMS code.  While Congress has acted four times since the publication of the 2010 final rule to delay the impacts from the SGR, we do not know when or if these adjustments will be extended for the remainder of calendar year 2010 or any of calendar year 2011.  If Congress takes no action, reimbursement will be $1,772 starting January 1, 2011.  We are monitoring these developments closely and will continue to execute on our active reimbursement strategy.

Cooled ThermoTherapy procedures are reimbursed when performed in an ASC or a hospital outpatient setting, but these are a small portion of our business and the CMS changes to these rates will not have a material effect on our financial performance.

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

We will continue to invest in research and development and clinical trials to improve our products and our therapy.  These investments are intended to broaden our product offering and expand the clinical evidence supporting our proprietary Cooled ThermoTherapy treatment for BPH.  In April 2009 at the American Urological Association (AUA) annual meeting, we launched our newest Cooled ThermoTherapy treatment catheter, the CTC Advance short antenna length, and had two separate presentations of our clinical data. The presentations highlighted our five year durability data and the ability of urologists using our system to customize the treatment for patients.  At the 2010 AUA annual meeting we had two additional presentations at the subspecialty meeting of the Geriatric Urological Society.  The first presentation highlighted how the combination of cooling and high energy with Cooled ThermoTherapy uniquely enables delivery of a therapeutically effective treatment.  The second demonstrated the five year preservation of sexual function following Cooled ThermoTherapy, a significant concern for sexually active men considering the alternatives of chronic medication or surgery.

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2010.  At September 30, 2010, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, inventories, valuation of long-lived assets, income taxes, and stock-based compensation.

RESULTS OF OPERATIONS

Net Revenue

Net revenue for the three-month period ended September 30, 2010 was $3.4 million compared to $3.9 million during the same period of the prior fiscal year.  The $501,000, or 13 percent, decrease in net revenue for the three-month period ended September 30, 2010 is primarily attributable to the impact of changes in our sales force during the first quarter of fiscal year 2011 and the benefit in the first quarter of fiscal year 2010 of the temporary market withdrawal of a competitive product.

During the first quarter of fiscal 2011, revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 46 percent of overall revenue in the current quarter compared to 45 percent of revenue in the first quarter of fiscal year 2010.   Revenue derived from treatment catheter sales to direct accounts constituted 38 percent of sales compared to 33 percent in the prior fiscal year.  Third party mobile revenue represented 14 percent of overall revenue compared to 19 percent in the prior year period.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service.  Cost of goods sold for the three-month period ended September 30, 2010 decreased by $192,000, or 11 percent, to $1.5 million compared to $1.7 million for the three-month period ended September 30, 2009.  The decrease in costs of goods sold is a result of the 13 percent decrease in sales period over period.

Gross profit as a percentage of revenue for the three-month period ended September 30, 2010 remained consistent at 55 percent when compared to the same quarter of the previous fiscal year.

Selling, General & Administrative

Selling, general and administrative expenses decreased $391,000, or 16 percent, to $2.0 million for the three-month period ended September 30, 2010 from $2.4 million in the same period of fiscal year 2010.  The decrease in expense is primarily the result of a $232,000 decrease in commissions and bonuses paid to our sales force as a result of decreased revenue in the first quarter of 2011 as compared to the first quarter of 2010,  as well as a $49,000 decrease in consulting fees in fiscal year 2010 and a $39,000 decrease in payroll expense due to changes in our sales force.

Research and Development

Research and development expense, which include expenditures for product development, regulatory compliance and clinical studies, increased $104,000, or 24 percent, to $546,000 for the three-month period ended September 30, 2010 compared to the same period of the prior fiscal year.  This increase in expense is the result of $86,000 in additional payroll related costs from investment in headcount.

Provision for Income Taxes

We recorded $6,300 of income tax expense in the first quarter of fiscal 2011 compared to a benefit of $3,500 in the first quarter of fiscal 2010.  The first quarter of fiscal 2011 income tax expense relates to the provision for state taxes.  The prior year income tax benefit relates to research and development credits of $9,500 which are not available in the current fiscal year, partially offset by a provision for state taxes of $6,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings.  As of September 30, 2010, we had total cash and cash equivalents of $4.7 million compared to $5.7 million as of June 30, 2010.  Working capital decreased to $6.3 million at September 30, 2010 from $6.7 million at June 30, 2010.  The change in working capital is primarily due to the $1.0 million decrease in the cash balance that was partially offset by the $200,000 increase in other assets and the $300,000 decrease in accrued compensation.

Historically, cash utilization is greatest in the first quarter as annual payments including insurance premiums, bonuses earned in the prior year, year-end audit fees and other yearly expense items are made during this period.  During the three months ended September 30, 2010, we used $988,000 of cash for operating activities, a decrease of $25,000 from the first quarter of fiscal year 2010.  The net loss of $708,000 included non-cash charges of $162,000 of depreciation and amortization expense and $93,000 of stock-based compensation expense.  Changes in operating items resulted in the use of $526,000 of operating cash flow for the period with a decrease in accrued expense and deferred income of $362,000, an increase in prepaid expenses and other assets of $151,000 and an increase in inventory of $101,000.  This was partially offset by an increase in accounts payable of $173,000.  The decrease in accrued expenses is largely the result of the payment of fiscal 2010 incentive compensation during the first quarter of fiscal 2011.  The increase in prepaid and other assets is due to the prepayment of insurance premiums for fiscal 2011 at the beginning of the first quarter. The increase in inventory is due to a higher finished goods balance at the end of the first quarter.  The increase in accounts payable is due to the timing of purchases versus payments.

During the three months ended September 30, 2010, we used $13,000 for investing activities to purchase property and equipment to support our operations.

During the three months ended September 30, 2010, there were no changes to cash resulting from financing activities.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options.   We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis through our mobile service.  As of September 30, 2010, our property and equipment, net, included approximately $721,000 of control units used in evaluation or longer-term use programs and in our Company-owned mobile service.  Depending on the growth of these programs, we may use additional capital to finance these programs.

We believe our $4.7 million in cash and cash equivalents at September 30, 2010 will be sufficient to fund our working capital and capital resource needs beyond the next 12 months.  In addition, we believe the majority of our cash equivalents are secure as they are backed by United States Treasuries.

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

We hold no derivative financial instruments and it is our policy not to enter into such contracts.   We do not have any significant foreign currency exposure since we do not generally transact business in foreign currencies.  Therefore, we do not have significant overall currency exposure.  In addition, we do not enter into any futures or forward commodity contracts since we do not have significant market risk exposure with respect to commodity prices.

ITEM 4.         CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Stryker Warren, jr., and Chief Financial Officer, Brian J. Smrdel, have evaluated the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based upon this review, they have concluded that these controls and procedures are effective.

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

ITEM 1A.      RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2010.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         (REMOVED AND RESERVED)

ITEM 5.         OTHER INFORMATION

On August 19, 2010, the Company received a letter from The NASDAQ Stock Market stating that the bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Listing Rule 5550(a)(2) requiring a minimum bid price of $1.00 per share.

Under the Listing Rules, the Company has 180 days, or until February 15, 2011, to regain compliance with the minimum bid price requirement for continued listing. In order to achieve compliance with the bid price requirement, the Company’s common stock must maintain a closing $1.00 bid price for a minimum of 10 consecutive business days during the compliance period.

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

Urologix, Inc.

(Registrant)

/s/ Stryker Warren, jr.
Stryker Warren, jr. Chief Executive Officer (Principal Executive Officer)

/s/ Brian J. Smrdel
Brian J. Smrdel Chief Financial Officer (Principal Financial and Accounting Officer) Date November 12, 2010