Form 10-Q
period 2010-12-31
UROLOGIX INC
filed 2011-02-11
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2010
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 1, 2011, the Company had outstanding 14,574,648 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.
Condensed Balance Sheets
(In thousands, except per share data)

	December 31, 2010	June 30, 2010
	(unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$4,288	$5,702
Accounts receivable, net of allowances of $60 and $96, respectively	1,600	1,378
Inventories	1,640	1,498
Prepaid and other current assets	190	139

Total current assets	7,718	8,717

Property and equipment:
Machinery, equipment and furniture	11,667	11,669
Less accumulated depreciation	(10,732)	(10,655)

Property and equipment, net	935	1,014
Other intangible assets, net	112	123
Other assets	251	349

Total assets	$9,016	$10,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$726	$434
Accrued compensation	443	875
Deferred income	100	169
Other accrued expenses	611	519

Total current liabilities	1,880	1,997

Other accrued liabilities	150	—

Total liabilities	2,030	1,997

COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,474 and 14,447 shares issued and outstanding	144	144
Additional paid-in capital	114,560	114,360
Accumulated deficit	(107,718)	(106,298)

Total shareholders’ equity	6,986	8,206

Total liabilities and shareholders’ equity	$9,016	$10,203

(*) The Balance Sheet at June 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Sales	$3,321	$4,064	$6,673	$7,917

Cost of goods sold	1,473	1,735	2,996	3,449
Gross profit	1,848	2,329	3,677	4,468

Costs and expenses:
Selling, general and administrative	2,013	2,193	3,999	4,570
Research and development	556	418	1,102	860
Total costs and expenses	2,569	2,611	5,101	5,430

Operating loss	(721)	(282)	(1,424)	(962)
Interest income, net	—	—	1	—

Loss before taxes	(721)	(282)	(1,423)	(962)
Income tax benefit	(9)	(9)	(3)	(12)
Net loss	$(712)	$(273)	$(1,420)	$(950)

Net loss per common share - basic	$(0.05)	$(0.02)	$(0.10)	$(0.07)

Net loss per common share - diluted	$(0.05)	$(0.02)	$(0.10)	$(0.07)

Weighted average number of shares used in basic per share calculations	14,548	14,506	14,553	14,493

Weighted average number of shares used in diluted per share calculations	14,548	14,506	14,553	14,493

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended Dec. 31,
	2010	2009
Operating Activities:
Net loss	$(1,420)	$(950)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	309	422
Employee stock-based compensation expense	200	257
Provision for bad debts	(36)	10
Loss on disposal of assets	10	2
Change in operating items:
Accounts receivable	(186)	(326)
Inventories	(180)	(77)
Prepaid and other assets	47	(56)
Accounts payable	292	21
Accrued expenses and deferred income	(259)	(283)
Net cash used for operating activities	(1,223)	(980)

Investing Activities:
Purchase of property and equipment	(190)	(51)
Purchases of intellectual property	(1)	—
Net cash used for investing activities	(191)	(51)

Financing Activities:
Proceeds from stock option exercises	—	10
Net cash provided by financing activities	—	10

Net decrease in cash and cash equivalents	(1,414)	(1,021)
Cash and cash equivalents:
Beginning of period	5,702	7,032
End of period	$4,288	$6,011

Supplemental cash-flow information

Income taxes paid during the period	$5	$4
Net amount of inventory transferred to property and equipment	$38	$218

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2010
(Unaudited)

1.       Basis of Presentation

          The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2010 and the statements of operations and cash flows for the three and six-month periods ended December 31, 2010 and 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2010.

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

3.       Stock-Based Compensation

          The Company has an equity compensation plan, the 1991 Stock Option Plan (the “1991 Plan”), that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of December 31, 2010, we had reserved 4,450,910 shares of common stock under the 1991 Plan, and 557,467 shares were available for future grants. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of the 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting receive an option grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company. On August 19, 2010, our Compensation Committee recommended, and the Board of Directors approved, an award of restricted stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2010 Annual Meeting of Shareholders held on November 9, 2010 with the number of shares of restricted stock equal to $12,500 divided by the closing price of our common stock on the date of the Annual Meeting, rounded up to the next whole share. A total of 60,976 shares of restricted stock were granted under the 1991 Plan to our non-employee directors on the date of the Annual Meeting or 15,244 shares of restricted stock to each of our four non-employee directors. The restrictions on the restricted stock lapse on the first business day immediately prior to the date of our 2011 Annual Meeting of Shareholders if the director is serving on the board as of such date. The restricted stock award is in addition to the stock option grant under the 1991 Plan.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2010
(Unaudited)

          Options were granted to a non-employee consultant to purchase a total of 20,000 shares in both the first quarter of fiscal years 2011 and 2010. These options are non-qualified options which expire 10 years from the grant date and become fully vested over 24 months from the date of grant provided the consultant is still providing services to the Company. As these options were granted to a non-employee consultant, the final value of these options will be determined at their vesting dates, rather than the date of grant, using the Black-Scholes option pricing model and marked to market at each reporting date until they become fully vested. The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applies the modified prospective method in determining stock option expense. Our results of operations reflect compensation expense for new stock options granted and vested under the 1991 Plan and the unvested portion of previous stock option grants and restricted stock which vest during the year.

          Amounts recognized in the financial statements for the three and six-month periods ended December 31, 2010 and 2009 related to stock-based compensation were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Cost of goods sold	$10	$12	$22	$26
Selling, general and administrative	85	108	156	210
Research and development	12	11	22	21
Total cost of stock-based compensation	$107	$131	$200	$257
Tax benefit of options issued	—	—	—	—
Total stock-based compensation, net of tax	$107	$131	$200	$257

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-month periods ended December 31, 2010 and 2009 using the Black-Scholes option-pricing model:

	2010	2009
Volatility	80.17%	75.8%
Risk-free interest rate	1.0%	1.9%
Expected option life	3.8 years	3.6 years
Stock dividend yield	—	—

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2010
(Unaudited)

          A summary of our option activity for the six-month period ended December 31, 2010 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2010	1,625,942	$2.15		$47,820
Options granted	285,500	0.90
Options forfeited	(42,421)	1.17
Options expired	(107,880)	3.38
Options exercised	—	—
Outstanding at December 31, 2010	1,761,141	1.89	7.70	1,850
Exercisable at December 31, 2010	916,600	2.42	6.70	1,225

The aggregate intrinsic value in the table above is based on our closing stock price of $0.64 and $1.07 on December 31, 2010 and June 30, 2010, respectively, which would have been received by the optionees had all in-the-money options been exercised on that date.

          A summary of restricted stock award activity for the six-month period ended December 31, 2010 is as follows:

	Number of Shares Underlying Restricted Stock Awards	Weighted-avg. Grant- Date Fair Value
Nonvested at July 1, 2010	66,322	$1.50
Shares granted	60,976	0.82
Shares forfeited	—	—
Shares vested	(26,322)	1.06
Nonvested at December 31, 2010	100,976	$1.20

          As of December 31, 2010, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under our plan was $450,000 and $82,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.4 years for non-vested stock options and 1.2 years for restricted stock awards.

4.	Basic and Diluted Loss Per Share

          Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 14,548 and 14,506, for the three-month periods ended December 31, 2010 and 2009, respectively, and 14,553 and 14,493, for the six-month periods ended December 31, 2010 and 2009, respectively.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2010
(Unaudited)

          The dilutive effect of stock options excludes approximately 1.78 million and 1.65 million options for the three and six-month periods ended December 31, 2010, respectively, and 1.76 million and 1.79 million options for the three and six-month periods ended December 31, 2009, respectively, for which the exercise price was higher than the average market price. In addition, 6,231 and 30,738 of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three-month periods ended December 31, 2010 and December 31, 2009, as they would be anti-dilutive due to our net loss for such periods. For the six-month periods ended December 31, 2010 and 2009, there were 2,800 and 37,819 potentially dilutive stock options, respectively, excluded from diluted weighted average common shares outstanding, as they would also be anti-dilutive due to our net loss for these six-month periods.

5.	Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consisted of (in thousands):

	December 31, 2010	June 30, 2010
Raw materials	$731	$702
Work in process	160	208
Finished goods	749	588
Total inventories	$1,640	$1,498

6.	Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	December 31, 2010	June 30, 2010
Sales tax accrual	$200	$191
Other	411	328
Total other accrued expenses	$611	$519

7.	Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

          As of June 30, 2010, the liability for gross unrecognized tax benefits was $15,000. During the six-month period ended December 31, 2010, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

          We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1995. We may also be subject to state income tax examinations whose regulations vary by jurisdiction.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2010
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

          Warranty provisions and claims for the six-month periods ended December 31, 2010 and 2009 were as follows (in thousands):

Six Months Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

December 31, 2010	$13	$23	($22)	$14

December 31, 2009	$19	$21	($25)	$15

9.	Commitments and Contingencies

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

10.	Recently Issued Accounting Pronouncements

          In October 2009, the Financial Accounting Standards Board (FASB) issued new revenue guidance that requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items when vendor-specific objective evidence or acceptable third-party evidence does not exist, as well as new guidance addressing the accounting for revenue transactions involving software. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this new guidance effective July 1, 2010 on a prospective basis. The adoption of this statement did not have any impact on our financial condition or results of operations.

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

           The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and six month periods ended December 31, 2010 and 2009. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2010.

OVERVIEW

          Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the CoolWave® and Targis® names and our procedure kits, that consist of a disposable treatment catheter, Rectal Thermal Unit (RTU) balloon and coolant bag, under the CTC Advance®, Targis, and Prostaprobe™ names. All systems utilize the Company’s Cooled ThermoTherapy™ (CTT) technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, effective, lasting relief from the symptoms of BPH by the thermal ablation of hyperplasic prostatic tissue. Cooled ThermoTherapy can be performed without general anesthesia or intravenous sedation and can be performed in a urologist’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

          CMS published the Physician Fee Schedule (PFS) final rule for calendar 2010 on October 30, 2009. From the date of publication to the end of 2010, Congress acted four times to temporarily adjust the 2010 Medicare reimbursement for all physician payments, with the final short term patch occurring in November 2010 to stabilize the rate through the end of calendar 2010. These adjustments were to offset broader prescribed reimbursement cuts to Medicare driven by the Sustainable Growth Rate (SGR) formula.

          In December of 2010, the Congress and the President acted to stabilize reimbursement for all of calendar 2011. While the law that was passed eliminated the cuts which were to take effect from the SGR formula, the law also resulted in a slight reduction to the Conversion Factor that applies to all Medicare Physician Fee Schedule reimbursement rates. The result for all transurethral microwave therapy procedures is that the national average of Medicare reimbursement in the physician office setting for calendar 2011 is $2,350 per procedure compared to $2,430 at the end of calendar year 2010. We continue to monitor all reimbursement developments closely and will continue to execute on our active reimbursement strategy.

          Cooled ThermoTherapy procedures are reimbursed when performed in an ASC or a hospital outpatient setting, but these are a small portion of our business and the CMS changes to these rates will not have a material effect on our financial performance.

          Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon “usual and customary” fees. To date, we have received coverage and reimbursement from private insurance companies and HMOs throughout the United States. We intend to continue our efforts to gain coverage and reimbursement across the United States. There can be no assurance that we will receive favorable coverage, nor reimbursement determinations for Cooled ThermoTherapy from these payers or that amounts reimbursed to urologists for performing Cooled ThermoTherapy procedures will be sufficient to encourage urologists to use Urologix’ product and service offerings.

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

          We will continue to invest in research and development and clinical trials to improve our products and our therapy. These investments are intended to broaden our product offering and expand the clinical evidence supporting our proprietary Cooled ThermoTherapy treatment for BPH. We continue to highlight our five year durability data and the ability of urologists using our system to customize the treatment for patients.

Critical Accounting Policies:

          A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2010. At December 31, 2010, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, inventories, valuation of long-lived assets, income taxes, and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

          Net sales for the three and six-month periods ended December 31, 2010 were $3.3 million and $6.7 million, respectively, compared to $4.1 million and $7.9 million, respectively, during the same periods of the prior fiscal year. The $743,000 or 18 percent decrease in net sales, and the $1.2 million, or 16 percent decrease in net sales, for the comparable three and six-month periods ended December 31, 2010 and December 31, 2009, is primarily attributable to the temporary market withdrawal of a competitive product in the prior fiscal year, as well as reduced utilization from our customer base in 2010.

          During the second quarter of fiscal 2011, revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 44 percent of overall revenue in the current quarter compared to 48 percent of revenues in the second quarter of fiscal 2010. Revenue derived from treatment catheter sales to direct accounts constituted 36 percent of sales compared to 35 percent in the same quarter of the prior fiscal year. Third party mobile catheter revenue remained constant at 15 percent of overall revenue in the second quarter of fiscal 2011 and 2010.

Cost of Goods Sold and Gross Profit

          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service. Cost of goods sold for the three-month period ended December 31, 2010 decreased $262,000, or 15 percent, to $1.5 million, and for the six-month period ended December 31, 2010 decreased $453,000, or 13 percent, to $3.0 million, from $1.7 million and $3.4 million during the respective periods of the prior year. The decrease in costs of goods sold for the three and six-month periods ended December 31, 2010 is primarily a result of the lower sales mentioned above.

          Gross profit as a percentage of sales decreased to 56 percent and 55 percent for the three and six-month periods ended December 31, 2010 from 57 percent and 56 percent, respectively, for the three and six-month periods ended December 31, 2009. The decrease in gross margin rate is due to a decrease in the number of kits produced resulting in higher fixed costs per unit.

Selling, General & Administrative

          Selling, general and administrative expenses of $2.0 million for the second quarter of fiscal 2011 decreased $180,000, or 8 percent when compared to selling, general and administrative expenses of $2.2 million in the same period of fiscal 2010. The decrease in selling, general and administrative expenses for the three-month period ended December 31, 2010 is largely due to a $176,000 decrease in commission expense as a result of lower sales. For the six-month period ended December 31, 2010, selling, general and administrative expenses decreased $571,000, or 12 percent, to $4.0 million from $4.6 million reported for the same six-month period of fiscal year 2010. The decrease in expense when compared to the six-month period ended December 31, 2009 is primarily the result of a decrease in commissions of $371,000 and a decrease in the bonus accrual of $166,000.

Research and Development

          Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $556,000 and $1.1 million, for the three and six-month periods ended December 31, 2010, respectively, from $418,000 and $860,000 in the same respective periods of the prior fiscal year. The increase in expense of $138,000, or 33 percent, and $242,000 or 28 percent, for the three and six-month periods ended December 31, 2010, respectively, is due to increased wages and consulting expenses as we have increased our research and development activities.

Provision for Income Taxes

          We recognized an income tax benefit of $9,000 and $3,000 for the three and six-month periods ended December 31, 2010, respectively, compared to an income tax benefit of $9,000 and $12,000 for the comparable prior year fiscal periods. The tax benefit in the three and six-month periods ended December 31, 2010 and 2009 relates to estimates for research and development credits, partially offset by provisions for state taxes.

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings. As of December 31, 2010, we had total cash and cash equivalents of $4.3 million compared to $5.7 million as of June 30, 2010. Working capital decreased to $5.8 million at December 31, 2010 from $6.7 million at June 30, 2010. This decrease in working capital is primarily due to the $1.4 million decrease in the cash balance and a $292,000 increase in accounts payable, offset by the $186,000 increase in accounts receivable as well as the $180,000 increase in inventories.

          During the six-month period ended December 31, 2010, we used $1.2 million of cash for operating activities. The net loss of $1.4 million included non-cash charges of $309,000 from depreciation and amortization expense and $200,000 from stock-based compensation expense. Changes in operating items resulted in the use of $286,000 of operating cash flow for the period as a result of lower accrued expense and deferred income of $259,000, higher accounts receivable of $186,000, and increased inventories of $180,000, which was partially offset by an increase in accounts payable of $292,000. The decrease in accrued expenses and deferred income is a result of a decrease in our payroll accrual due to timing and a decrease in the bonus accrual as a result of the payout of fiscal 2010 bonuses during the first quarter of fiscal 2011. The decrease in accounts receivable is the result of the decrease in sales, and the increase in inventories is a result of an increase in finished goods inventory. The slight increase in our year-over-year cash used in operations of $243,000 is largely due to the decrease in sales, partially offset by our increase in accounts payable.

          During the six-months ended December 31, 2010, we used $191,000 for investing activities primarily to purchase property and equipment related to a tenant improvement allowance as a result of signing a building lease extension.

          During the six-months ended December 31, 2010, we did not generate any cash from financing activities.

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis through our mobile service. As of December 31, 2010, our property and equipment, net, included approximately $637,000 of control units used in evaluation or longer-term use programs and in our Company-owned mobile service.

          We believe our $4.3 million in cash and cash equivalents at December 31, 2010 will be sufficient to fund our working capital and capital resource needs beyond the next twelve months. In addition, we believe the majority of our cash equivalents are secure as they are backed by United States Government Treasuries.

          Our business plan and financing needs are subject to change depending on, among other things, the success of our efforts to increase revenue and continue to effectively manage expenses, market conditions, business opportunities and cash flow from operations, if any. We may require additional financing to continue our business, the receipt of which cannot be assured. Such additional financing could be sought from a number of sources, including possible sales of equity or debt securities, or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source on reasonable terms, if at all. Any future capital that is available may be raised on terms that are dilutive to our shareholders.

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

(a) Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer, Stryker Warren, Jr., and Chief Financial Officer, Brian J. Smrdel, have evaluated the Company’s “disclosure controls and procedures,” as defined in the Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

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

          The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2010, as updated by our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

          On August 19, 2010, the Company received a letter from The Nasdaq Stock Market stating that the bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Listing Rule 5550(a)(2) requiring a minimum bid price of $1.00 per share. The letter stated that under the Listing Rules, the Company has 180 days, or until February 15, 2011, to regain compliance with the minimum bid price requirement for continued listing.

          Subsequent to the August 2010 letter, the Nasdaq Stock Market changed its Listing Rules to permit eligible companies to receive a second 180 day compliance period to cure a deficiency in the minimum bid price requirement.

          On January 13, 2011, the Company submitted a letter to The Nasdaq Stock Market requesting the grant of an additional 180 day compliance period ending August 15, 2011 and agreeing to effect a reverse stock split should the Company not cure the bid price deficiency during the second compliance period. The Company believes that it is eligible to receive this second 180 day compliance period under the Listing Rules. The Nasdaq Stock Market has informed the Company that it will make a determination as to the Company’s eligibility and the availability of the second cure period on or about February 15, 2011.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14(a) and 15d-14(a) of the Exchange Act.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 13a-14(a) and 15d-14(a) of the Exchange Act.
Exhibit 32	Certification pursuant to 18 U.S.C. §1350.

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

Date February 11, 2011