Form 10-Q
period 2011-03-31
UROLOGIX INC
filed 2011-05-12
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

Yes ☐  No ☒

As of May 1, 2011, the Company had outstanding 14,580,648 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	March 31, 2011 (unaudited)	June 30, 2010 (*)
ASSETS
Current assets:
Cash and cash equivalents	$3,790	5,702
Accounts receivable, net of allowances of $55 and $96, respectively	1,348	1,378
Inventories	1,582	1,498
Prepaid and other current assets	127	139

Total current assets	6,847	8,717

Property and equipment:
Machinery, equipment and furniture	11,633	11,669
Less accumulated depreciation	(10,715)	(10,655)

Property and equipment, net	918	1,014
Other intangible assets, net	108	123
Other assets	208	349

Total assets	$8,081	$10,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$648	$434
Accrued compensation	589	875
Deferred income	42	169
Other accrued expenses	561	519

Total current liabilities	1,840	1,997

Deferred income	9	―
Other accrued liabilities	141	―

Total liabilities	1,990	1,997

COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,480 and 14,447 shares issued and outstanding	144	144
Additional paid-in capital	114,648	114,360
Accumulated deficit	(108,701)	(106,298)

Total shareholders’ equity	6,091	8,206

Total liabilities and shareholders’ equity	$8,081	$10,203

(*) The Balance Sheet at June 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Sales	$2,982	$3,594	$9,655	$11,512
Cost of goods sold	1,370	1,616	4,366	5,066
Gross profit	1,612	1,978	5,289	6,446

Costs and expenses:
Selling, general and administrative	2,045	2,115	6,044	6,685
Research and development	553	461	1,655	1,321
Total costs and expenses	2,598	2,576	7,699	8,006

Operating loss	(986)	(598)	(2,410)	(1,560)
Interest income, net	―	―	1	―
Loss before taxes	(986)	(598)	(2,409)	(1,560)
Income tax benefit	(3)	(1)	(6)	(13)
Net loss	$(983)	$(597)	$(2,403)	$(1,547)

Net loss per common share - basic	$(0.07)	$(0.04)	$(0.17)	$(0.11)

Net loss per common share - diluted	$(0.07)	$(0.04)	$(0.17)	$(0.11)

Weighted average number of shares used in basic per share calculations	14,575	14,522	14,546	14,503

Weighted average number of shares used in diluted per share calculations	14,575	14,522	14,546	14,503

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended March 31,
	2011	2010
Operating Activities:
Net loss	$(2,403)	$(1,547)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	443	616
Employee stock-based compensation expense	284	2
Provision for bad debts	(41)	26
Loss on disposal of assets	12	343
Change in operating items:
Accounts receivable	71	(358)
Inventories	(212)	(241)
Prepaid and other assets	153	44
Accounts payable	214	103
Accrued expenses and deferred income	(221)	(192)
Net cash used for operating activities	(1,700)	(1,204)

Investing Activities:
Purchase of property and equipment	(213)	(65)
Purchases of intellectual property	(3)	(9)
Net cash used for investing activities	(216)	(74)

Financing Activities:
Proceeds from stock option exercises	4	10
Net cash provided by financing activities	4	10

Net decrease in cash and cash equivalents	(1,912)	(1,268)
Cash and cash equivalents:
Beginning of period	5,702	7,032
End of period	$3,790	$5,764

Supplemental cash-flow information

Income taxes paid during the period	$6	$13
Net amount of inventory transferred to property and equipment	$128	$249

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2011

(Unaudited)

1.         Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  The balance sheet as of March 31, 2011 and the statements of operations and cash flows for the three and nine-month periods ended March 31, 2011 and 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2010.

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

3.         Stock-Based Compensation

The Company has an equity compensation plan, the 1991 Stock Option Plan (the “1991 Plan”), that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of March 31, 2011, we had reserved 4,450,910 shares of common stock under the 1991 Plan, and 616,854 shares were available for future grants. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter.  Under the current terms of the 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting receive an option grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

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

Amounts recognized in the financial statements for the three and nine-month periods ended March 31, 2011 and 2010 related to stock-based compensation were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Cost of goods sold	$8	$9	$30	$35
Selling, general and administrative	65	66	220	276
Research and development	11	11	34	32
Total cost of stock-based compensation	$84	$86	$284	$343
Tax benefit of options issued	―	―	―	―
Total stock-based compensation, net of tax	$84	$86	$284	$343

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine-month periods ended March 31, 2011 and 2010 using the Black-Scholes option-pricing model:

	2011	2010
Volatility	80.17%	75.8%
Risk-free interest rate	1.0%	1.9%
Expected option life	3.8 years	3.6 years
Stock dividend yield	―	―

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2011

(Unaudited)

A summary of our option activity for the nine-month period ended March 31, 2011 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2010	1,625,942	$2.15		$47,820
Options granted	285,500	0.90
Options forfeited	(73,512)	1.14
Options expired	(136,176)	4.44
Options exercised	(6,000)	0.54
Outstanding at March 31, 2011	1,695,754	1.80	7.47	625
Exercisable at March 31, 2011	946,897	2.19	6.62	625

The aggregate intrinsic value in the table above is based on our closing stock price of $0.63 and $1.07 on March 31, 2011 and June 30, 2010, respectively, which would have been received by the optionees had all in-the-money options been exercised on that date.

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

A summary of restricted stock award activity for the nine-month period ended March 31, 2011 is as follows:

	Number of Shares Underlying Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Nonvested at July 1, 2010	66,322	$1.50
Shares granted	60,976	0.82
Shares forfeited	―	―
Shares vested	(26,322)	1.06
Nonvested at March 31, 2011	100,976	$1.20

As of March 31, 2011, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under our plan was $384,000 and $63,000, respectively.  That cost is expected to be recognized over a weighted-average period of 2.3 years for non-vested stock options and 0.9 years for restricted stock awards.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2011

(Unaudited)

4.         Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented.  Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options.  The weighted average common shares outstanding for both basic and dilutive (in thousands), were 14,575 and 14,522, for the three-month periods ended March 31, 2011 and 2010, respectively, and 14,546 and 14,503, for the nine-month periods ended March 31, 2011 and 2010, respectively.

The dilutive effect of stock options excludes approximately 1.71 million and 1.74 million options for the three and nine-month periods ended March 31, 2011, respectively, and 1.0 million and 1.3 million options for the three and nine-month periods ended March 31, 2010, respectively, for which the exercise price was higher than the average market price.  In addition, 888 and 82,834 of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three-month periods ended March 31, 2011 and 2010, respectively, as they would be anti-dilutive due to our net loss for such periods.  For the nine-month periods ended March 31, 2011 and 2010, there were 1,538 and 8,815 potentially dilutive stock options, respectively, excluded from diluted weighted average common shares outstanding, as they would also be anti-dilutive due to our net loss for these nine-month periods.

5.         Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consisted of (in thousands):

	March 31, 2011	June 30, 2010
Raw materials	$690	$702
Work in process	122	208
Finished goods	770	588
Total inventories	$1,582	$1,498

6.         Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	March 31, 2011	June 30, 2010
Sales tax accrual	$187	$191
Other	374	328
Total other accrued expenses	$561	$519

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2011

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

As of June 30, 2010, the liability for gross unrecognized tax benefits was $15,000.  During the nine-month period ended March 31, 2011, there were no significant changes to the total gross unrecognized tax benefits.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

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

Warranty provisions and claims for the nine-month periods ended March 31, 2011 and 2010 were as follows (in thousands):

Nine Months Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

March 31, 2011	$ 13	$ 34	($ 33)	$ 14

March 31, 2010	$ 19	$ 35	($ 39)	$ 15

9.         Commitments and Contingencies

Legal Proceedings

We have been involved in various legal proceedings and other matters that arise in the normal course of our business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices.  The ultimate liabilities, if any, cannot be determined at this time. However, based upon currently available information, we believe that the ultimate resolution of these matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

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

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and nine month periods ended March 31, 2011 and 2010.  This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2010.

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

Our goal is to establish Cooled ThermoTherapy as the first treatment choice for BPH patients who prefer not taking daily medication or who are dissatisfied with symptom improvement, cost or side effects from chronic BPH drugs.   Our business strategy to achieve this goal is to (i) educate both patients and urologists on the benefits of Cooled ThermoTherapy versus chronic maintenance medication through the Company’s “Think Outside the Pillbox!” campaign, (ii) increase the use of Cooled ThermoTherapy by urologists who already have access to a Cooled ThermoTherapy system, (iii) increase the number of urologists who provide Cooled ThermoTherapy to their patients, and (iv) provide more urologists with access to Cooled ThermoTherapy through the use of our own Cooled ThermoTherapy mobile service or third party mobile providers in the United States.

We believe that third-party reimbursement is essential to the continued adoption of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to maintaining such reimbursement.  We estimate that 60% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States will be eligible for Medicare coverage.  The remaining patients will either be covered by private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private‑paying patients.  As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy in the United States.

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

The national average of Medicare reimbursement in the physician office setting for all transurethral microwave therapy procedures for calendar 2011 is $2,350 per procedure.  We continue to monitor all reimbursement developments closely and will continue to execute on our active reimbursement strategy.

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

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2010.  At March 31, 2011, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, inventories, valuation of long-lived assets, income taxes, and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine-month periods ended March 31, 2011 were $3.0 million and $9.7 million, respectively, compared to $3.6 million and $11.5 million, respectively, during the same periods of the prior fiscal year.  The $612,000 or 17 percent decrease in net sales, and the $1.9 million, or 16 percent decrease in net sales, for the three and nine-month periods ended March 31, 2011, is primarily attributable to reduced order volume due to decreased utilization in our direct, mobile, and third-party mobile channels.

During the third quarter of fiscal 2011, revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 47 percent of overall revenue in the current quarter compared to 46 percent of revenues in the third quarter of fiscal 2010.   Revenue derived from treatment catheter sales to direct accounts remained consistent at 36 percent of sales in the third quarter of fiscal 2011 and 2010.  In addition, third party mobile catheter revenue constituted 14 percent of overall revenue in the third quarter of fiscal 2011 compared with 15 percent in the third quarter of fiscal 2010.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, as well as costs associated with the delivery of our Cooled ThermoTherapy mobile service.  Cost of goods sold for the three-month period ended March 31, 2011 decreased $246,000, or 15 percent, to $1.4 million, from $1.6 million for the three-month period ended March 31, 2010.  For the nine-month period ended March 31, 2011, cost of goods sold decreased $700,000, or 14 percent, to $4.4 million, from $5.1 million during the prior year period.  The decrease in costs of goods sold for the three and nine-month periods ended March 31, 2011 is primarily a result of the lower sales mentioned above.

Gross profit as a percentage of sales decreased to 54 percent and 55 percent for the three and nine-month periods ended March 31, 2011, from 55 percent and 56 percent, respectively, for the three and nine-month periods ended March 31, 2010.  The decrease in the gross margin rate is due primarily to the allocation of fixed manufacturing costs over a production volume adjusted for reduced sales.

Selling, General & Administrative

Selling, general and administrative expenses of $2.0 million for the third quarter of fiscal 2011 decreased $70,000, or 3 percent when compared to selling, general and administrative expenses of $2.1 million in the same period of fiscal 2010.   The decrease in selling, general and administrative expenses for the three-month period ended March 31, 2011 is primarily due to a $78,000 decrease in variable sales compensation expense as a result of lower revenue.    For the nine-month period ended March 31, 2011, selling, general and administrative expenses decreased $641,000, or 10 percent, to $6.0 million from $6.7 million reported for the same nine-month period of fiscal year 2010.  The decrease in expense is primarily the result of a decrease in variable sales compensation expense of $449,000 and a decrease in the bonus accrual of $180,000 due to the lower revenue.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $553,000 and $1.7 million, respectively, for the three and nine-month periods ended March 31, 2011, from $461,000 and $1.3 million in the same respective periods of the prior fiscal year.  The increase in expense of $92,000, or 20 percent, and $334,000 or 25 percent, for the three and nine-month periods ended March 31, 2011, is due to increased headcount as we as continue to invest in research and development activities.

Provision for Income Taxes

We recognized an income tax benefit of $3,000 and $6,000 for the three and nine-month periods ended March 31, 2011, respectively, compared to an income tax benefit of $1,000 and $13,000 for the comparable prior year fiscal periods.  The tax benefit in the three and nine-month periods ended March 31, 2011 and 2010 relates to estimates for research and development credits, partially offset by provisions for state taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and sales of our Cooled ThermoTherapy system control units, single-use treatment catheters and mobile service offerings.  As of March 31, 2011, we had total cash and cash equivalents of $3.8 million compared to $5.7 million as of June 30, 2010.  Working capital decreased to $5.0 million at March 31, 2011 from $6.7 million at June 30, 2010.  This decrease in working capital is primarily due to the $1.9 million decrease in the cash balance offset by a $214,000 increase in accounts payable.

During the nine-month period ended March 31, 2011, we used $1.7 million of cash for operating activities.  The net loss of $2.4 million included non-cash charges of $443,000 from depreciation and amortization expense and $284,000 from stock-based compensation expense.  Movements in operating items had little effect on our operating cash flow for the period as a result of higher accounts payable of $214,000, lower prepaid and other assets of $153,000, and lower accounts receivable of $71,000.  This was partially offset by lower accrued expenses and deferred income balances of $221,000, and increased inventories of $212,000.   The increase in accounts payable is due to programs established to increase the time between purchase and payment, and the decrease in accounts receivable is due to lower sales volume.   The decrease in accrued expenses and deferred income is a result of a decrease in our payroll accrual due to timing and a decrease in the bonus accrual as a result of the payout of fiscal 2010 bonuses during the first quarter of fiscal 2011.  The increase in inventories is a result of an increase in finished goods inventory due to the decrease in sales. The increase in our year-over-year cash used in operations of $500,000 is primarily due to the decrease in sales, partially offset by our increase in accounts payable.

During the nine-months ended March 31, 2011, we used $216,000 for investing activities primarily to purchase property and equipment related to a tenant improvement allowance as a result of signing a building lease extension.

During the nine-months ended March 31, 2011, we generated $4,000 of cash from financing activities from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options.   We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis through our mobile service.  As of March 31, 2011, our property and equipment, net, included approximately $644,000 of control units used in evaluation or longer-term use programs and in our Company-owned mobile service.

We believe our $3.8 million in cash and cash equivalents at March 31, 2011 will be sufficient to fund our working capital and capital resource needs beyond the next twelve months.  In addition, we believe the majority of our cash equivalents are secure as they are backed by United States Government Treasuries.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   [REMOVED AND RESERVED]

ITEM 5.   OTHER INFORMATION

We received a letter, dated February 16, 2011, from The Nasdaq Stock Market notifying us that our request had been granted for an additional 180 calendar day cure period, until August 15, 2011, to regain compliance with the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

The Nasdaq letter states that, pursuant to Listing Rule 5810(c)(3)(A), Urologix is eligible for this additional compliance period because it meets all other Nasdaq Capital Market initial listing criteria set forth in Listing Rule 5505.  Previously, on August 19, 2010, Urologix was notified by Nasdaq that it did not meet the minimum bid price requirement for continued listing and was provided until February 15, 2011 to achieve compliance.

The Company may achieve compliance during the additional 180-day period if the closing bid price of the company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days before August 15, 2011. This notification has no immediate effect on the Company’s listing on The Nasdaq Capital Market nor on the trading of the Company’s common stock.

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

Date May 12, 2011