Form 10-K
period 2011-06-30
UROLOGIX INC
filed 2011-09-21
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2011.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ____________________.

Commission File Number 0-28414

UROLOGIX, INC. (Exact name of registrant as specified in its charter)

Minnesota	41-1697237
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

14405 21st Avenue North, Suite 110, Minneapolis, MN 55447
(Address of principal executive offices)

Registrant’s telephone number, including area code: (763) 475-1400

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange on Which Registered:
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Series A Junior Participating Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐	No ☒

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $8,774,748 as of the last day of the Company’s most recently completed second fiscal quarter, December 31, 2010, when the last reported sales price was $0.64.

As of September 1, 2011, the Company had outstanding 14,626,280 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

          Urologix develops, manufactures, and markets non-surgical, catheter-based therapies that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. We market our control units under the CoolWave® and Targis® names and our procedure kits, that consist of a disposable treatment catheter, Rectal Thermal Unit (RTU) balloon and coolant bag, under the CTC Advance®, Targis, and Prostaprobe™ names. All systems utilize the Company’s Cooled ThermoTherapy™ (CTT) technology, a targeted microwave energy combined with a unique cooling mechanism that protects healthy tissue and enhances patient comfort while providing safe, efficacious, and lasting relief from the symptoms of BPH by the thermal ablation of hyperplastic prostatic tissue. Cooled ThermoTherapy can be performed without general anesthesia or intravenous sedation and can be performed in a urologist’s office or an outpatient clinic. We believe that Cooled ThermoTherapy provides an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

          On September 6, 2011, we entered into agreements with Medtronic, Inc. relating to the Prostiva® Radio Frequency (RF) Therapy System, a minimally invasive medical product for the treatment of BPH. As a result of those agreements, we obtained an exclusive, worldwide license to the Prostiva technology for a ten year term, with an option to purchase. For more information on Prostiva and these agreements, please see the section entitled “Prostiva Product and Related Agreements” in this Item 1.

          The Prostiva RF Therapy System delivers radio frequency energy directly into the prostate destroying prostate tissue, which reduces constriction of the urethra, thereby relieving BPH voiding symptoms. The combination of Prostiva RF Therapy with Cooled ThermoTherapy allows Urologix to offer urologists clinically proven products with established reimbursement that can treat the widest range of patients. In addition, this transaction will increase Urologix’s customer base, sales force and addressable patient population and makes Urologix the leading provider of in-office treatment solutions for BPH with over 50 percent market share.

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

Cooled ThermoTherapy

          Our CoolWave control unit and the prior generation Targis control unit both utilize Cooled ThermoTherapy (CTT) to deliver a catheter-based treatment for BPH that provides durable results and is less invasive than surgery. Our newest Cooled ThermoTherapy catheter is the CTC Advance microwave catheter designed to improve ease of use and patient comfort compared to earlier generation devices. Cooled ThermoTherapy is a first line safe, effective and durable treatment option for patients with BPH. The urologist and patient must determine if it is the best option, but CTT is often selected for patients who prefer not to initiate daily chronic medication or have tried BPH medication and are unhappy with the lack of clinical improvement, the side effects or the costs.

          Cooled ThermoTherapy utilizes a proprietary, focused, high energy microwave technology, delivered through a flexible catheter that targets energy into the transitional zone of the prostate producing a temperature sufficient to cause cell death, while simultaneously cooling and protecting the healthy, pain-sensitive urethral tissue. During a Cooled ThermoTherapy procedure, a catheter is inserted into the urethra and anchored in the bladder, and a rectal thermosensing unit is placed into the patient’s rectum. Chilled water is then circulated through the catheter to lower the temperature of the urethra and protect it from heat and discomfort during the treatment. Temperatures in the urethra and rectum are monitored continuously during the treatment while microwave energy is delivered into the prostatic tissue, ultimately resulting in a reduction in the size of the prostate and relief of symptoms as the body re-absorbs the destroyed tissue during the months following treatment.

          Cooled ThermoTherapy provides significant advantages over other BPH treatment options, producing lasting results while avoiding the complications associated with surgery. Because Cooled ThermoTherapy does not require punctures or incisions and protects the urethra during treatment, it can be performed in the urologist’s office or other outpatient environments without the need for general anesthesia or intravenous sedation which results in fewer complications and lower overall cost to the healthcare system.

Clinical Studies

          Numerous multi-center, prospective, clinical trials of the Cooled ThermoTherapy procedure have been conducted to collect safety and efficacy data, to support potential new indications and marketing claims, to generate long-term durability data, and to gather data for Medicare and other reimbursement approvals in various markets. In published results from these multi-center clinical trials, conducted both in the United States and internationally, the majority of Cooled ThermoTherapy patients for whom follow-up data is available showed significant long-term relief from the symptoms of BPH. This was confirmed in May 2011 by the publication of five year data on Cooled ThermoTherapy in the Journal of Urology. A summary of this data can be found on our website at www.urologix.com, substantiating the five year durability and efficacy of our CTC microwave catheter with 90 percent of the patients enjoying freedom from additional minimally invasive procedures or surgical procedures relating to BPH and sustained symptom improvement.

Sales and Marketing

          Our goal is to establish Cooled ThermoTherapy as the first treatment choice for BPH patients who prefer not taking daily medication or who are dissatisfied with symptom improvement, cost or side effects from chronic BPH drugs. Our business strategy to achieve this goal is to (i) educate both patients and urologists on the benefits of Cooled ThermoTherapy versus chronic maintenance medication through the Company’s “Think Outside the Pillbox!” campaign, (ii) increase the use of Cooled ThermoTherapy by urologists who already have access to a Cooled ThermoTherapy system, (iii) increase the number of urologists who provide Cooled ThermoTherapy to their patients, and (iv) provide more urologists with access to Cooled ThermoTherapy through the use of our own Urologix mobile service in the United States.

          United States

          We have a sales and marketing team consisting of sales management, marketing support, clinical support, mobile application specialists and direct sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy products and our Urologix mobile service. During the fourth quarter of fiscal year 2011, we hired Lisa Ackermann as our Vice President of Sales and Marketing. Ms. Ackermann has a strong background in developing and leading medical device sales organizations, as well as maximizing the potential of new product launches and market development opportunities. In addition to overseeing our sales and marketing departments, Ms. Ackermann will also continue to lead the assault on BPH drug therapy through our training programs, our consultative selling approach, and our promotional campaigns such as “Think Outside the Pillbox!” which is intended to increase consumer awareness of a non-surgical alternative to drugs.

          Our direct sales force and marketing efforts are targeted at urologists who treat or are interested in treating BPH patients in their office. Our Urologix mobile application specialists transport the CoolWave control unit, along with the single-use treatment catheters and necessary supplies, to urologist offices, ambulatory surgery centers and hospitals on a scheduled basis, making the treatment available to urologists and patients on an efficient and economical basis. As of June 30, 2011 our mobile assets included 16 vans which service 15 mobile routes in select geographies across the United States. In addition to our direct sales force and Cooled ThermoTherapy mobile application specialists, we continue to utilize independent third-party mobile service providers to provide hospitals, ambulatory surgery centers and urology clinics with access to our Cooled ThermoTherapy treatment. As of June 30, 2011, we employed a total of 40 individuals in our sales and marketing departments and in our Urologix mobile service. The expenses for our Urologix mobile service are included in cost of goods sold.

          We offer our Cooled ThermoTherapy control units to our customers on a direct purchase, or on an evaluation or longer-term use basis. Pricing for single-use treatment catheters to direct customers and our Urologix mobile service varies based upon treatment volume.

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

Manufacturing

          We assemble CoolWave control units and Targis and CTC Advance catheter procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate at our suburban Minneapolis facility. Several of the components used in our control units and procedure kits are currently available to us through a single vendor.

          We continuously seek to develop alternative sources for critical components. When alternative sourcing is not possible, we work to enter into supply agreements with each component provider. Nevertheless, failure to obtain components from these providers or delays associated with any future component shortages, particularly if we increase our manufacturing level, could have a material adverse effect on our business, our financial condition and our overall operating results.

          During the fourth quarter of fiscal year 2007, in connection with our development of the CTC Advance catheter, we implemented an end-of-life plan for our Prostatron product line. The inventory of Prostaprobe devices will be depleted within the 2012 fiscal year.

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

          We have received and maintained ISO 13485 quality system certification indicating compliance of our manufacturing facilities with international standards for quality assurance and manufacturing process control. We also have received and maintain CE mark certification, which allows us to affix the CE Mark to our CoolWave, Targis and CTC Advance products and market them in the European Union.

          As of June 30, 2011, we employed 26 individuals in our manufacturing department.

Research and Development

          We will continue to invest in research and development and clinical trials to improve our products and our therapy. These investments are intended to broaden our product offering and expand the clinical evidence supporting our proprietary Cooled ThermoTherapy treatment for BPH. In April 2009 at the American Urological Association (AUA) annual meeting, we launched our newest Cooled ThermoTherapy treatment catheter, the CTC Advance short antenna length, and had two separate presentations of our clinical data. The presentations highlighted our five year durability data and the ability of urologists using our system to customize the treatment for patients. At the 2010 AUA, we had two additional presentations at the subspecialty meeting of the Geriatric Urological Society. The first presentation highlighted how the combination of cooling and high energy with Cooled ThermoTherapy uniquely enables delivery of a therapeutically effective treatment. The second demonstrated the five year preservation of sexual function following Cooled ThermoTherapy, a significant concern for sexually active men considering the alternatives of chronic medication or surgery. In May 2011, our five year data was published in the Journal of Urology which showed freedom from a second procedure for 90 percent of the patient at 5 years with follow-up on 96 percent of the patients in the study at that point in time.

          We intend to build upon our intellectual property, our scientific and clinical knowledge and our relationships to develop innovative future generations of BPH products and services. Our research and development efforts and goals are currently focused primarily on improving the features and functions of the technologies used in our Cooled ThermoTherapy procedure, expanding the treatable population, improving the ease of use, patient comfort and clinical response to Cooled ThermoTherapy treatment and reducing the manufacturing cost of our products.

          During the fiscal years ended June 30, 2011, 2010, and 2009, we spent $2.2 million, $1.8 million, and $2.4 million, respectively, on our research and development efforts. As of June 30, 2011, we employed 13 individuals in our research and development department.

Reimbursement

          We believe that third-party reimbursement is essential to the continued adoption of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to maintaining such reimbursement. We estimate that 70% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States are eligible for Medicare coverage. The remaining patients will be covered by either private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private paying patients. As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy in the United States.

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

          Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon “usual and customary” fees. To date, we have received coverage and reimbursement from private insurance companies and HMOs throughout the United States. We intend to continue our efforts to maintain coverage and reimbursement across the United States. There can be no assurance that reimbursement determinations for Cooled ThermoTherapy from these payers or that amounts reimbursed to urologists for performing Cooled ThermoTherapy procedures will be sufficient to encourage urologists to use Urologix’ product and service offerings.

          As a result of recently enacted federal health care reform legislation, substantial changes are anticipated in the United States health care system. Such legislation includes numerous provisions affecting the delivery of health care services, the financing of health care costs, reimbursement of health care providers and the legal obligations of health insurers, providers and employers. These provisions are currently slated to take effect at specified times over approximately the next decade. The federal health care reform legislation did not directly affect our fiscal year 2011 financial statements and we do not expect the legislation to affect our financial results for fiscal year 2012.

          We have an active reimbursement strategy, and have retained consultative experts to assist us with reimbursement matters. For calendar 2012, CMS published the proposed rule with additional changes to the physician fee schedule covering Cooled ThermoTherapy. The reimbursement for calendar year 2012 will be determined by both the final CMS rule for the Physician Fee Schedule as well as Congressional actions to address the sustainable growth rate (SGR) formula.

          Internationally, reimbursement approvals for the Cooled ThermoTherapy procedure are awarded on an individual-country basis.

Patents and Proprietary Rights

          We currently own 47 U.S. and 19 international patents. We also have three patent applications pending in the United States and we intend to file additional patent applications in the future.

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

          There are eight well-recognized prescription drugs available in the United States for treating the symptoms of BPH: Flomax (Boehringer Ingelheim International GmbH), Hytrin (Abbott Laboratories), Cardura (Pfizer Inc.), UroXatral (Sanofi-Synthelabo), Rapaflo (Watson Pharmaceuticals, Inc.), Proscar (Merck & Co., Inc.), Jalyn (GlaxoSmithKline), and Avodart (GlaxoSmithKline), some of which are now also available in generic preparation. Drug therapy is currently the first-line therapy prescribed by most physicians – both primary care physicians and urologists – in the United States for BPH. The drug companies have significant resources to educate urologists and patients through direct sales and direct to consumer marketing. We focus on educating urologists and their patients to the benefits of our Cooled ThermoTherapy in a targeted and efficient manner but we have fewer resources than manufacturers of BPH drugs.

          Competition in the market for minimally invasive office-based treatments for BPH is also significant. Competitive devices include low energy microwave combined with balloon dilatation (Boston Scientific); non-cooled, low energy microwave (American Medical Systems); and high energy microwave with limited cooling (Prostalund). Additional competitors may enter the market. We believe Cooled ThermoTherapy offers a durable solution as shown in peer reviewed clinical trials and final five year data as presented at the April 2009 AUA annual meeting and published in the May 2011 Journal of Urology. Our product is FDA-approved for the largest treatable patient population compared to other office-based BPH therapies. Because Cooled ThermoTherapy does not require punctures or incisions, it can be performed in the urologist’s office or other outpatient environments without the need for general anesthesia or intravenous sedation. Further, by combining focal high energy microwave therapy with cooling, we can achieve higher temperatures in a controlled pattern that conforms to the natural shape of the prostate, destroying hyperplastic tissues to create lasting results while preventing damage to the urethra, enhancing patient comfort and reducing complications.

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

Employees

          As of June 30, 2011, we employed 88 individuals on a full-time basis. We also had several part-time employees, consultants and independent third-party sales representatives. None of our employees are covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Prostiva Product and Related Agreements

          Prostiva Radio Frequency (RF) Therapy is a minimally invasive treatment for BPH. The Prostiva RF Therapy is a transurethral needle ablation device, delivering low-level radio frequency energy directly into the prostate, destroying the prostate tissue and improving the symptoms of BPH. Prostiva can precisely target and treat specific areas within the prostate while allowing the urologist direct visualization of the treatment area; all while preserving the urethra. The Prostiva system consists of a specialized cystoscope connected to a radio frequency generator. The RF current is precisely delivered to the region immediately surrounding the active electrode, allowing accurate control of the tissue effect.

          Prostiva addresses the large and underpenetrated BPH patient population as does the Urologix Cooled ThermoTherapy treatment.

          Like CTT, the Prostiva technology is most commonly used in the urologist’s office and is safe, effective and durable, has minimal post-op complications, minimal sexual side-effects and is cost-effective for both the patient and the payor when compared to drugs and surgeries.

          On September 6, 2011, we entered into agreements with Medtronic, Inc. (“Medtronic”) and its subsidiary, VidaMed relating to the Prostiva RF Therapy. These agreements are summarized as follows:

          License Agreement: Under the License Agreement, Medtronic and VidaMed granted us an exclusive, worldwide license to the Prostiva® RF Therapy System in the field of the radio frequency treatment of the prostate, including the treatment of benign prostatic hyperplasia (BPH). In exchange for the license, we will pay Medtronic a license fee of $1.0 million, of which $500,000 was paid upon the execution of the License Agreement. The remaining $500,000, less the $147,000 purchase price paid under the Asset Purchase Agreement and certain credits under the Transition Agreement, must be paid by us on September 6, 2012. The Asset Purchase Agreement and the Transition Agreement are described below. We will also pay Medtronic royalties on net sales of product, subject to minimum and maximum royalty amounts. Earned royalties are payable thirty days following the end of each contract year; minimum royalty amounts are payable ninety days following the end of each contract year. We are also obligated to pay a license maintenance fee of $65,000 on September 6, 2012 and annually thereafter. In addition, if total payments by us to Medtronic under the License Agreement (other than the license maintenance fee) and under the Asset Purchase Agreement (described below) reach an aggregate of $10 million, we will have no further payment obligations to Medtronic and will thereafter have a fully paid up, royalty-free and perpetual license for the term of the License Agreement. The term of the License Agreement is ten years or the earlier closing date of a purchase under the Acquisition Option Agreement described below. In addition, either party may terminate the License Agreement by written notice for breach after an opportunity to cure and the license will automatically terminate concurrently with certain terminations of the Transition Agreement (described below). Upon termination of the License Agreement, all rights to the Prostiva intellectual property will revert back to Medtronic and the Transition Agreement and Acquisition Option Agreement will terminate. Further, upon termination of the License Agreement by Medtronic as a result of our breach or bankruptcy, Medtronic will have the right to repurchase the assets from us that we previously purchased under the Asset Purchase Agreement for the same purchase price we previously paid. Medtronic and VidaMed also entered into sublicenses to grant us rights to certain intellectual property relating to the Prostiva treatment.

          Transition Agreement: We entered into a Transition Services and Supply Agreement with Medtronic under which Medtronic will provide us with transition services relating to manufacturing, sourcing, operations, compliance, quality, regulatory and other matters for an initial term ending one month after Medtronic completes certain regulatory work. We will pay Medtronic a fee of $30,000 per month beginning in November 2011 for these transition services and will continue paying this monthly fee until the earlier of the initial term of the Transition Agreement or the last of certain United States or European Union regulatory transfers. The parties also allocated responsibility for various other costs associated with the transition services.

          Through the Transition Agreement, Medtronic appointed Urologix as its exclusive U.S. distributor of the Prostiva treatment until such time as we have received the regulatory approvals necessary to allow us to sell the product in the U.S. Medtronic also agreed to continue to sell products through certain channels outside of the U.S. during a transition period. Following the transition period, we will be entitled to distribute products outside of the U.S. pursuant to the terms of a distribution agreement until we have received the necessary regulatory approvals, at which time we will be able to sell the products in those territories consistent with the regulatory approvals of those territories. Medtronic also consigned certain inventory to us and we are obligated to accept additional consignment inventory upon the expiration of transition periods.

          Under the provisions of the Transition Agreement, the parties also agreed upon the handling of product warranty claims, agreed upon a transition plan for regulatory matters, and entered into a quality agreement. In addition, Medtronic assigned a supply agreement to us, will place orders with certain suppliers and sell those components to us at its cost, and will transfer certain other components to us.

          The Transition Agreement will terminate on September 6, 2012, but if certain U.S. regulatory approvals have not been received during the twelve month period, the Transition Agreement will be extended for three months. Medtronic may terminate the Transition Agreement prior to the expiration of its term for an uncured breach by us. We may terminate the Transition Agreement prior to the expiration of its term in connection with excessive third party regulatory costs. In addition, if neither party elects to address certain regulatory challenges, either party may terminate the Transition Agreement and Medtronic must pay us $250,000. Upon termination by Medtronic for a regulatory challenge or by us, we will not have any further payment obligation for any minimum royalty, any license fee not then due and payable, or any obligation to purchase any assets under the Acquisition Option Agreement or the Asset Purchase Agreement, described below.

          Acquisition Option Agreement: Under the Acquisition Option Agreement with Medtronic, we have the right to purchase and Medtronic has the right to require us to purchase the assets associated with the Prostiva treatment and the licenses and sublicenses granted by Medtronic and VidaMed. In the case of our exercise of our option to purchase, the purchase price will be $10 million less license fees and royalty amounts previously paid under the License Agreement and the purchase price paid under the Asset Purchase Agreement. In the case of Medtronic’s exercise of its option to require us to purchase, the purchase price will be the price stated by Medtronic in its exercise notice, provided that price is accepted by us in our sole discretion. Our rights and Medtronic’s rights under the Acquisition Option Agreement may be exercised until the License Agreement expires or terminates or, if earlier, the date the other party’s notice of exercise is received in accordance with the Acquisition Option Agreement.

          Asset Purchase Agreement: We entered into an Asset Purchase Agreement through which Medtronic will sell to us certain tangible assets used in the Prostiva business for a purchase price of $147,000. The purchase price is payable the later of September 6, 2012 or at the closing of the Asset Purchase Agreement transactions, which will take place as soon as practicable after the date of certain U.S. regulatory approvals.

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

Risks Related to Our Financial Condition

          As a result of our history of operating losses and inadequate operating cash flow, there is a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our ability to improve our liquidity, either through cash flow from operations or from debt or equity financing.

          We have experienced significant operating losses to date, including net losses of $3.7 million for fiscal year 2011 and $2.2 million in fiscal year 2010. At June 30, 2011, we had approximately $3.1 million in cash and cash equivalents. Subsequent to the end of our fiscal year, we entered into a license agreement with Medtronic and paid Medtronic $500,000 of the $1,000,000 initial license fee on September 6, 2011. Primarily due to this licensing payment, acquisition and integration related expenses, the net loss incurred in the current business and one-time annual operating expenses such as insurance premiums, as of September 16, 2011 our cash and cash equivalents balance was approximately $1.5 million. The significant decrease in our cash balance in the first quarter of fiscal year 2012 is not expected to continue throughout the remainder of the fiscal year as the cash outflows in the first quarter related to the annual payments and the licensing fee will not occur again in fiscal year 2012. In addition, as part of the licensing agreement, payments for Prostiva products and royalties are deferred into the next fiscal year while collections of Prostiva revenue commence immediately.

          As a result of our history of operating losses and negative cash flows from operations, the licensing fee and integration expenses related to the Prostiva acquisition, and the uncertainty regarding our ability to obtain additional capital, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty. As a result of receiving this opinion from our independent public accountants, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock.

          Our cash and cash equivalents may not be sufficient to sustain our day-to-day operations for the next 12 months and our ability to continue as a going concern depends upon our ability to generate revenues both from our Cooled ThermoTherapy products and from the Prostiva products we sell beginning September 6, 2011. Our management has and will continue to implement operational measures designed to manage expenses. In addition, we must improve our liquidity, whether through cash generated by operations or through the issuance of debt or equity. However, there can be no assurance that we will be successful in improving our business or obtaining additional debt or equity financing on terms acceptable to us, if at all.

We have a history of unprofitability and may not be able to generate sufficient cash flow to fund our operations.

          We incurred net operating losses of $3.7 million for the year ended June 30, 2011 and $2.2 million for the year ended June 30, 2010. Since our inception, we have incurred losses of approximately $110.0 million. Moreover, we have historically not generated sufficient operating cash flow to fund our operations. We may not be able to fund our liquidity needs through operating cash flow alone without additional capital, whether through debt or equity financing. Because we expect to continue to incur additional expenses relating to sales and marketing activities and research and development activities, we must increase the revenues received from sales of our products to generate cash flow and operate in a profitable manner.

          Our ability to continue and grow our business without additional capital depends on our ability to generate sufficient cash flow from operations. Our cash flow depends, in part, on our ability to secure new customers, generate significant revenue from existing and new customers, and manage expenses, as well as general economic conditions and other factors over which we have little control.

          We cannot offer assurance that we will generate increases in our revenues, attain profitable operations, or successfully implement our business plan or future business opportunities.

Any additional capital we seek may not be available in the amount or at the time we need it.

          Our ability to execute our long-term strategy depends on our ability to obtain additional working capital. We used approximately $2.4 million of net cash from operating activities in the year ended June 30, 2011 and ended our 2011 fiscal year with approximately $3.1 million in cash and cash equivalents. Additionally, on September 6, 2011, we paid Medtronic $500,000 of a $1,000,000 initial license fee, further reducing our cash and cash equivalents.

          We require additional capital to execute our business plan and pursue our strategic goal of becoming the urologist’s trusted partner for the first line treatment for BPH patients. Accordingly, we are pursuing all available alternatives to obtain capital. While we are attempting to generate capital through cash flow from operations, we are also pursuing financing alternatives. We intend to seek additional financing by incurring indebtedness or from an offering of our equity securities or both. Our financing needs are based upon management estimates as to future revenue and expense. Our business plan and financing needs are also subject to change based upon, among other factors, our ability to generate revenue from both the Prostiva RF Therapy System product and our Cooled ThermoTherapy products and our ability to cost effectively manage the integration of the Prostiva business with our existing business. If our estimates of our financing needs change, we may need additional capital more quickly than we expect or we may need more capital than we currently expect.

          No assurance can be given that additional financing will be obtained in an amount that is sufficient for our needs, in a timely manner, or on terms and conditions acceptable to us or our shareholders.

          Our efforts to raise additional funds from the sale of equity may be hampered by the depressed trading price of our common stock and the fact that we are currently not compliant with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. In addition, any efforts to raise funds by incurring additional indebtedness may be hampered by the fact that we do not have significant tangible assets and the challenges we would face in servicing our current indebtedness with cash flow from operations.

          The following factors may also affect our ability to obtain additional financing on favorable terms, or at all:

•	our auditors have expressed substantial doubt about our ability to continue as a going concern;
•	our results of operations, financial condition and business prospects;
•	changes in and trends in reimbursement amounts;
•	conditions in the medical device industry and competition from other BPH treatment providers; and
•	general economic conditions, including the availability of credit and lending standards of banks and other financial institutions.

          If we are unable to increase revenues or obtain additional capital in an amount sufficient for our needs and in a timely manner, we may be required to further reduce our expenses and curtail our capital expenditures, sell our assets, or suspend or discontinue our operations.

Risks Related to Our Business

Third party reimbursement is critical to market acceptance of our products.

          Our future revenues are subject to uncertainties regarding health care reimbursement and reform. In the United States, health care providers, such as hospitals and urologists, generally rely on third-party payers. Third-party reimbursement is dependent upon decisions by the CMS, contracted Medicare carriers or intermediaries, individual managed care organizations, private insurers, foreign governmental health programs and other payers of health care costs. Failure to receive or maintain favorable coding, coverage and reimbursement determinations for our products by these organizations could discourage urologists from using our products. We may be unable to sell our products on a profitable basis if third-party payers deny coverage, provide low reimbursement rates or reduce their current levels of reimbursement.

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

          We face intense competition from other providers of therapies and treatments for BPH, primarily the pharmaceutical companies that sell BPH medications. Drug therapy is currently the first-line therapy prescribed by most physicians – both primary care physicians and urologists – in the United States for BPH. We also face competition from other device manufacturers and surgical manufacturers that provide BPH therapies. Nearly all of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe that urologists choose among BPH treatments based upon a number of factors, including patient comfort and safety, price and reimbursement rates, and effectiveness. Our sales and marketing efforts are focused on differentiating our products from other competitive BPH therapies based upon these factors with the goal of establishing our products as the first-line therapy prescribed by most physicians. We believe that in order to compete successfully with pharmaceutical companies, we must develop and execute compelling sales and marketing campaigns that educate urologists and patients to the superiority of our products. However, even if we are able to compete successfully, we may not be able to do so in a profitable manner.

          Additionally, the medical device and pharmaceutical industries are characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. Our competitors may develop or market technologies, products and services, including drug-based treatments that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significantly negative effect on our business, financial condition and results of operations.

All of our revenues are derived from minimally invasive therapies that treat one disease, benign prostatic hyperplasia (BPH).

          All of our revenues are derived from sales of our Cooled ThermoTherapy control units and single-use treatment catheters and treatments delivered through our Urologix mobile service and, beginning September 6, 2011, from sales of the Prostiva® Radio Frequency (RF) System. Both Cooled ThermoTherapy products and the Prostiva products are minimally invasive treatments for prostatic hyperplasia (BPH). As a result, our success is solely dependent upon the success of minimally invasive treatments for BPH. We do not have any other lines of business or other significant sources of revenue to rely upon if we are unable to sell our products, if selling prices or the market for those products decline or we are not able to more widely popularize the use of our minimally invasive therapies among urologists and patients. Our lack of diversification means that we may not be able to adapt to changing market conditions, changes in regulation (including regulation affecting reimbursement for our products), increased competition or any decline in demand for minimally invasive BPH treatments.

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

We are dependent upon a limited number of third-party suppliers to manufacture our CTT products.

          We manufacture CoolWave control units and single-use treatment catheters for use with our Targis and CoolWave control units at our suburban Minneapolis facility. Our success will depend upon our ability to cost-effectively manufacture a reliable product and deliver that product in a timely manner. Because we lack experience manufacturing our products in large quantities, we may encounter difficulties in maintaining production efficiencies, quality control and assurance, component supply and qualified personnel. We cannot offer assurance that we will be able to manufacture a reliable product and deliver that product to customers in a timely fashion. Our failure to maintain a reputation among our customers as a timely, responsive manufacturer, or our failure to remedy manufacturing issues in a timely manner and to our customers’ satisfaction, or higher than expected manufacturing costs, would adversely affect our business.

          Other than the CoolWave control units, Targis and CTC Advance catheter procedure kits, we outsource the remaining manufacturing for our products. We assemble CoolWave control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. Our reliance on outside suppliers for our components involves risks including limited control over the price and uncertainty regarding timely delivery and quality of parts.

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

We are dependent on key personnel.

          Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Stryker Warren, Jr., our Chief Executive Officer, Gregory J. Fluet, our Chief Operating Officer, Brian J. Smrdel, our Chief Financial Officer, Ralph Cardinal, our Vice President of Research and Development and Lisa Ackerman, our Vice President of Sales and Marketing. Each of these members of senior management is employed “at will” by us. However, if there is a change in control and we terminate Mr. Warren’s, Mr. Fluet’s or Mr. Smrdel’s employment without cause, we would be required to make specified payments to him as described in his respective employment agreement. We do not have key person life insurance on any member of senior management.

          Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. During the past year we experienced turnover in our sales force. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

Risks Related to Our Common Stock

We currently fail to meet one of Nasdaq’s listing requirements and if our common stock is delisted it may then become illiquid.

          Our common stock is listed on The Nasdaq Capital Market. On August 12, 2011, we received a letter from The Nasdaq Stock Market which stated that the bid price of our common stock was below the minimum $1.00 per share for 30 consecutive business days. Therefore, we are not in compliance with the requirements for continued listing on the Nasdaq Capital Market. Under the Listing Rules, we have 180 days, or until February 8, 2012, to regain compliance with the minimum bid price requirement for continued listing. In order to achieve compliance with the bid price requirement, our common stock must maintain a closing $1.00 bid price for a minimum of 10 consecutive business days during the compliance period.

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

Risks Related to the Prostiva RF Therapy System and Related Agreements

          On September 6, 2011, we entered into a license agreement and other agreements with Medtronic, Inc. (“Medtronic”) and its subsidiary relating to the Prostiva RF Therapy System. For a summary of the agreements with Medtronic, please see “Prostiva Product and Releated Agreements” in Item 1 “Business.” The addition of the Prostiva RF product to our business and these agreements present risks to us and our business that are described below.

The license for the Prostiva RF Therapy System could result in operating difficulties and other harmful consequences that may adversely impact our business and results of operations.

          The process of integrating the Prostiva RF Therapy System business into the existing Urologix business may involve operating difficulties and expense. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to the integration challenges;
•	Coordination of product, customer service, sales and marketing, and regulatory functions with Medtronic during the transition period under the Transition Agreement;
•	Transition of customers to Urologix;
•

Cultural challenges associated with integrating the Prostiva sales employees into our organization and retention of these employees, as well as retention of our current sales and other employees during this period of change at our company;

•	Challenges associated with cross training sales personnel on multiple products;
•	Failure to successfully further develop the market for the Prostiva product;
•

Failure to obtain required approvals from governmental authorities on a timely basis, if it all, which could, among other things, delay or prevent us from being able to market and sell the Prostiva product on our own; and

•	Our ability to fund resolutions of or mitigation of these risks, given our current capital resources.

          Our failure to address these risks or other problems encountered in connection with the Prostiva license transaction could cause us to fail to realize the anticipated benefits of this transaction, incur unanticipated liabilities, and harm our business generally.

The Prostiva RF Therapy System license and other agreements require significant future payments.

          Under the License Agreement and Transition Agreement with Medtronic for the Prostiva RF Therapy System, we are obligated to make certain future payments, including:

•	$500,000, less the $147,000 purchase price paid under the Asset Purchase Agreement, on September 6, 2012 representing the other half of the initial license fee
•	$65,000 on September 6, 2012 and annually thereafter as a license maintenance fee
•	Royalties on net sales of product payable thirty days following the end of each contract year (or minimum royalty amounts that are payable ninety days following the end of each contract year)
•	$147,000 on September 6, 2012 under the Asset Purchase Agreement as payment for the purchase price for the assets to be sold to us
•	$30,000 per month under the Transition Agreement beginning November 2011 for Medtronic’s performance of the transition services

          There can be no assurance that we will generate sufficient cash flow to fund these payment or that we will obtain additional cash from a debt or equity financing on a timely basis sufficient to fund these payments. Our failure to pay these amounts when due would be a breach of the agreement requiring the payment and the related agreements, entitling Medtronic to terminate these agreements and our right to sell the Prostiva product after proper notice and an opportunity to cure.

The addition of the Prostiva RF Therapy System to our product portfolio may result in the aggravation of certain risks to our business.

          As detailed above, we face a number of risks in our business and risks associated with our Cooled ThermoTherapy products. Because the addition of the Prostiva RF Therapy System to our product portfolio presents some of these same risks to us, these risks may be magnified. For example, with the Prostiva RF Therapy System, we face risks associated with:

•	reliance on third party reimbursement;
•	intense competition, primarily from pharmaceutical companies that market and sell BPH medication;
•	our lack of diversification because our products are minimally invasive treatments for BPH;
•	significant impact of government regulation;
•	risk of product liability claims; and
•	the possibility of product recalls.

          If we are unable to address these risks as they relate to both the CTT and Prostiva products, our results of operations, cash flows and the value of our common stock would be negatively impacted.

We are dependent upon a limited number of third-party suppliers for the Prostiva RF Therapy System.

          We outsource the manufacturing of the Prostiva product line. Our reliance on outside suppliers involves risks including limited control over the price and uncertainty regarding timely delivery and quality of products.

          The start-up, transfer, termination or interruption of any of these relationships or products, or the failure of these manufacturers or suppliers, some of which operate in countries outside of the United States, to supply products to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet customer orders for our products and harm our reputation with customers and our business. Identifying and qualifying alternative manufacturers of products takes time and involves significant additional costs and may delay the production of our products. Further, if our products are manufactured by an alternative manufacturer, we will likely need FDA approval of a PMA supplement to reflect changes in product manufacturing. Further, if FDA approval of a PMA supplement is required, any delays in delivery of our product to customers would be extended and our costs associated with the change in product manufacturing would increase.

          The failure of our third-party manufacturers to manufacture the products for us, consistent with our requirements as to quality, quantity and timeliness, would materially harm our business.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is traded on The Nasdaq Capital Market under the symbol “ULGX.” The following table sets forth quarterly high and low last-sale prices of our common stock for each quarter during the past two fiscal years.

		Quarter
Fiscal Year		First	Second	Third	Fourth

2011	High	$1.07	$0.97	$0.76	$1.05
	Low	0.82	0.60	0.55	0.58

2010	High	$1.31	$2.02	$2.02	$1.68
	Low	0.84	0.81	1.33	0.93

          The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

          To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

          The table below presents our equity compensation plan information as of June 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,950,303	$1.70	538,378
Equity compensation plan not approved by security holders	-	-	-
Total	1,950,303	$1.70	538,378

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

ITEM 6.	SELECTED FINANCIAL DATA

	Years ended June 30,
	2011	2010	2009	2008		2007
	(in thousands, except per share data)
Statements of Operations Data:

Sales	$12,571	$14,771	$12,816	$14,906		$21,317
Cost of goods sold	6,030	6,569	6,367	6,893		13,893 (3)

Gross profit	6,541	8,202	6,449	8,013		7,424

Costs and Expenses:
Selling, general and administrative	8,005	8,601	8,534	11,767		11,086
Research and development	2,238	1,834	2,356	2,780		3,026
Amortization and impairment of identifiable intangible assets	24	24	24	71		2,244 (4)
Impairment of goodwill	-	-	-	10,193	(1)	-

Total costs and expenses	10,267	10,459	10,914	24,811		16,356

Operating loss	(3,726)	(2,257)	(4,465)	(16,798)		(8,932)
Interest income, net	1	—	53	400		554
Loss before income taxes	(3,725)	(2,257)	(4,412)	(16,398)		(8,378)
Income tax expense (benefit)	8	(88)	7	(1,501	)(2)	4,859 (5)
Net loss	$(3,733)	$(2,169)	$(4,419)	$(14,897)		$(13,237)

Basic:

Net loss per common share:	$(0.26)	$(0.15)	$(0.31)	$(1.04)		$(0.92)
Weighted average shares used in computing net loss per share	14,556	14,508	14,469	14,338		14,332
Diluted:
Net loss per common share:	$(0.26)	$(0.15)	$(0.31)	$(1.04)		$(0.92)
Weighted average shares used in computing net loss per share	14,556	14,508	14,469	14,338		14,332

	2011	2010	2009	2008		2007
Balance Sheet Data:
Cash and cash equivalents	$3,061	$5,702	$7,032	$11,031		$12,250
Working capital	4,038	6,720	7,963	11,259		16,067
Total assets	6,763	10,203	12,141	17,480		32,653
Total liabilities	1,917	1,997	2,216	3,633		4,778
Shareholders’ equity	4,846	8,206	9,925	13,847		27,875

(1)	Represents a $10.2 million non-cash charge to fully impair our goodwill as of December 31, 2007.

(2)	Represents the non-cash reversal of our deferred tax liability of $1.6 million as a result of the impairment of our goodwill, partially offset by state taxes.

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

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2011
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Sales	$3,352	$3,321		$2,982	$2,916
Gross profit	1,829	1,848		1,612	1,252	(2)
Loss before income taxes	(702)	(721)		(986)	(1,316)
Net Loss	(708)	(712)		(983)	(1,330)
Basic net loss per share	$(0.05)	$(0.05)		$(0.07)	$(0.09)
Diluted net loss per share	$(0.05)	$(0.05)		$(0.07)	$(0.09)

	Year Ended June 30, 2010
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Sales	$3,853	$4,064		$3,594	$3,260
Gross profit	2,138	2,329		1,978	1,757
Loss before income taxes	(681)	(282)		(598)	(696)
Net Loss	(677)	(273	)(1)	(597)	(622	)(1)
Basic net loss per share	$(0.05)	$(0.02)		$(0.04)	$(0.04)
Diluted net loss per share	$(0.05)	$(0.02)		$(0.04)	$(0.04)

(1)

An income tax benefit of $84,000 should have been recorded in the second quarter of fiscal year 2010. The Company recorded the amount as an out-of-period adjustment in the fourth quarter of fiscal year 2010. The adjustment had no impact on the full year fiscal 2010 financial results.

(2)

The Company recorded an out-of-period adjustment of $158,000 in the fourth quarter of fiscal year 2011 resulting in a charge to the statement of operations to correct over-capitalized manufacturing variances that had accumulated during the previous three quarters. The adjustment had no impact on the full year fiscal 2011 financial results.

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

          We believe that third-party reimbursement is essential to the continued adoption of Cooled ThermoTherapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to maintaining such reimbursement. We estimate that 70% to 80% of patients who receive Cooled ThermoTherapy treatment in the United States are eligible for Medicare coverage. The remaining patients will be covered by either private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private paying patients. As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy in the United States.

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

          We have incurred net losses of $3.7 million in fiscal year 2011, and $2.2 million and $4.4 million in the fiscal years ended 2010 and 2009, respectively. In addition, we have accumulated aggregate net losses since the inception of business through June 30, 2011 of $110.0 million. Subsequent to the end of our fiscal year, we entered into a license agreement with Medtronic and paid Medtronic $500,000 of the $1,000,000 initial license fee on September 6, 2011. As a result of our history of operating losses and negative cash flows from operations, the licensing fee and integration expenses related to the Prostiva product, and the uncertainty regarding our ability to obtain additional capital, our auditors have expressed substantial doubt about our ability to continue as a going concern.

          Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.

          As stated in our press release of September 6, 2011 announcing the Prostiva RF Therapy System license, we expect revenues in fiscal year 2012 from the combined CTT and Prostiva product lines to be in the range of $18 to $20 million. Our actual revenue results could differ materially from our expectation as a result of risks and uncertainties, including those set forth in Item 1A “Risks Factors” of this Form 10-K.

Critical Accounting Policies and Estimates:

          In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

          We recognize revenue from the sale of Cooled ThermoTherapy control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy control units, we place our Cooled ThermoTherapy control units with customers free of charge under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Urologix mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use. These programs, as well as our Urologix mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue for the free use of our Cooled ThermoTherapy control units are bundled with the sale of single-use treatment catheters and are considered a single unit of accounting. Revenue from the bundled sales is recognized when the single-use treatment catheters are shipped to our customers. Revenue from our mobile service is recognized upon treatment of the patient. Revenue for extended warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Should actual sales returns differ from our estimates, revisions to the sales return reserve would be required. Sales and use taxes are reported on a net basis, excluding them from revenue.

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

          In fiscal year 2011, we did not generate positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

          Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2011, we carried a valuation allowance of $35.7 million against our net deferred tax assets.

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

Results of Operations

Fiscal Years Ended June 30, 2011 and 2010

Net Sales

          Net sales decreased 15 percent to $12.6 million in fiscal year 2011 from $14.8 million in fiscal year 2010. The decrease in sales from fiscal year 2010 is primarily due to decreased orders in all sales channels: direct, mobile and third-party mobile.

          During fiscal year 2011, revenue from catheter sales to direct accounts constituted 37 percent of sales compared to 36 percent in the prior fiscal year, while catheter sales to third party mobiles constituted 14 percent of revenue in the current fiscal year compared to 15 percent in fiscal year 2010. Revenue derived from the Urologix mobile service constituted 46 percent of total sales in fiscal year 2011 compared to 47 percent in the prior fiscal year. The remaining three percent of our sales in fiscal year 2011 were from sales of our control units, warranty service contracts, and non-kit items.

Cost of Goods Sold and Gross Profit

          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and single-use treatment catheters, as well as costs associated with the delivery of our Urologix mobile service. Cost of goods sold for fiscal year 2011 decreased to $6.0 million, or 8 percent, from $6.6 million in fiscal year 2010. This decrease in cost of goods sold is attributed to the 15 percent decrease in sales year over year, partially offset by higher manufacturing expense per unit.

          Gross profit as a percentage of sales decreased to 52% in fiscal year 2011 from 56% in the prior fiscal year. The four percentage point decrease in fiscal year 2011 as compared to fiscal year 2010 is a result of higher manufacturing expense per unit due to lower production volume of our treatment catheters, which provided a smaller base to absorb our fixed manufacturing overhead costs.

Selling, General & Administrative

          Selling, general and administrative expenses in fiscal year 2011 decreased $596,000, or 7 percent, to $8.0 million from $8.6 million in fiscal year 2010. The decrease in selling, general and administrative expense is the result of a $459,000 decrease in sales and marketing expenses due to the $489,000 decrease in commission expense resulting from the lower sales volume. In addition, general and administrative expenses decreased by $136,000 due to a $96,000 decrease in bonus expense and a $45,000 decrease in legal and audit expenses.

Research and Development

          Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $2.2 million for fiscal year 2011, an increase of 22 percent from $1.8 million in fiscal year 2010. The increase in research and development is due to a $371,000 increase in wages as a result of an increase in headcount, as well as an $89,000 increase in product testing and project materials as we continue to invest in research and development activities. These increases were partially offset by a $51,000 decrease in the bonus accrual.

Amortization of Identifiable Intangible Assets

          Amortization of identifiable intangible assets remained consistent at $24,000 in fiscal years 2011 and 2010. This amortization expense relates to the amortization of our remaining customer base intangible asset over its remaining useful life of 3.25 years.

Net Interest Income

          Interest income remained relatively consistent between fiscal years 2011 and 2010 at approximately $1,000.

Provision for Income Taxes

          We recorded $8,000 of income tax expense for the fiscal year ended June 30, 2011 compared to an $88,000 income tax benefit for the fiscal year ended June 30, 2010. The $8,000 of income tax for the fiscal year ended June 30, 2011 was the result of recording $11,000 of state income tax expense partially offset by a small federal benefit of $3,000. The $88,000 income tax benefit for the fiscal year ended June 30, 2010 was the result of recording an income tax benefit of $84,000 related to a net operating loss carry back claim to recapture alternative minimum tax paid during fiscal years 2005 and 2006 and $23,000 related to research and development credits. This income tax benefit was partially offset by the recording of $21,000 of state income tax expense.

Fiscal Years Ended June 30, 2010 and 2009

Net Sales

          Net sales increased 15 percent to $14.8 million in fiscal year 2010 from $12.8 million in fiscal year 2009. The increase in sales from fiscal year 2009 was primarily due to increased orders for procedure kits as well as an increase in the number of Cooled ThermoTherapy mobile treatments performed.

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

Cost of Goods Sold and Gross Profit

          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy control units and single-use treatment catheters, as well as costs associated with the delivery of our Urologix mobile service. Cost of goods sold for fiscal year 2010 increased to $6.6 million or 3 percent from $6.4 million in fiscal year 2009. This increase in cost of goods sold was attributed to the 15 percent increase in sales year over year. This overall increase was offset by a lower manufacturing expense per unit.

          Gross profit as a percentage of sales increased to 56% in fiscal year 2010 from 50% in the prior fiscal year. The six percentage point increase in fiscal year 2010 as compared to fiscal year 2009 was a result of lower manufacturing expense per unit due to higher production volume of our treatment catheters, which provided a larger base to absorb our fixed manufacturing overhead costs. In addition, the delivery cost per treatment for our mobile service decreased by 11% from the prior year.

Selling, General & Administrative

          Selling, general and administrative expenses in fiscal year 2010 increased $67,000, or 1 percent, to $8.6 million from $8.5 million in fiscal year 2009. The increase in selling, general and administrative expense was largely the result of a reversal of $396,000 for a sales tax accrual in the first quarter of fiscal year 2009 and a net increase of $158,000 for commissions and bonuses achieved during fiscal year 2010. These increases were partially offset by a $132,000 decrease in freight and shipping costs, a decrease in audit and professional fees of $89,000, and a decrease in our stock based compensation expense of $75,000 due to the lower grant date fair value of options in recent periods. In addition, as part of the Company’s expense reduction efforts, meeting expense decreased by $69,000 and recruiting, insurance and travel expense decreased by $128,000.

Research and Development

          Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $1.8 million for fiscal year 2010, a decline of 22 percent from $2.4 million in fiscal year 2009. The decrease in research and development was due to a $287,000 decrease in consulting and legal fees, a $213,000 decrease in payroll expenses due to employee turnover and a $77,000 decrease in expenses associated with clinical studies, offset by a $63,000 increase in temporary labor and outside services.

Amortization of Identifiable Intangible Assets

          Amortization of identifiable intangible assets remained consistent at $24,000 in fiscal years 2010 and 2009. This amortization expense relates to the amortization of our remaining customer base intangible asset over its remaining useful life of 4.25 years.

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

Liquidity and Capital Resources

          We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of June 30, 2011, we had total cash and cash equivalents of $3.1 million compared to cash and cash equivalents of $5.7 million as of June 30, 2010. The decrease in cash and cash equivalents resulted primarily from our net operating loss of $3.7 million in fiscal year 2011.

          Subsequent to the end of our fiscal year, we entered into a license agreement with Medtronic and paid Medtronic $500,000 of the $1,000,000 initial license fee on September 6, 2011. Primarily due to this licensing payment, acquisition and integration related expenses, the net loss incurred in the current business and one-time annual operating expenses such as insurance premiums, as of September 16, 2011 our cash and cash equivalents balance was approximately $1.5 million. The significant decrease in our cash balance in the first quarter of fiscal year 2012 is not expected to continue throughout the remainder of the fiscal year as the cash outflows in the first quarter related to the annual payments and the licensing fee will not occur again in fiscal year 2012. In addition, as part of the licensing agreement, payments for Prostiva products and royalties are deferred into the next fiscal year while collections of Prostiva revenue commence immediately.

          As a result of our history of operating losses and negative cash flows from operations, the licensing fee and integration expenses related to the Prostiva product, and the uncertainty regarding our ability to obtain additional capital, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents may not be sufficient to sustain our day-to-day operations for the next 12 months and our ability to continue as a going concern is dependent upon improving our liquidity. While our primary goal is to generate capital through cash flow from operations, we are also pursuing financing alternatives. We intend to seek additional financing by incurring indebtedness or from an offering of our equity securities or both.

          There can be no assurance that the Company will be able to raise additional capital through a debt or equity financing. If the Company does obtain such financing, there can be no assurance that additional financing will be obtained in an amount that is sufficient for our needs, in a timely manner, or on terms and conditions acceptable to us or our shareholders. If we are unable to obtain additional capital in an amount sufficient for our needs and in a timely manner, we may be required to further reduce our expenses and curtail our capital expenditures, sell our assets, or suspend or discontinue our operations.

          The fiscal year 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Cash Provided by Operating Activities

          During fiscal year 2011, we used $2.4 million of cash from operating activities compared to $1.3 million in fiscal year 2010 primarily as a result of the increase in our net operating loss. The net loss included non-cash charges of $565,000 for depreciation and amortization expense and $369,000 of stock-based compensation expense. Changes in asset and liability balances generated $463,000 of operating cash flow for the year as a result of a decrease in inventory levels of $243,000 as a result of reduced production, an increase in accounts payable balance of $307,000, and a decrease in prepaid expenses of $234,000, partially offset by a decrease in accrued expenses and deferred income of $387,000 largely as a result of a decrease in accrued compensation.

Cash Used for Investing Activities

          We used $275,000 for investing activities primarily to purchase leasehold improvements related to a tenant improvement allowance as a result of signing a building lease extension.

Cash Provided by Financing Activities

          During fiscal year 2011, we generated $4,000 from financing activities as a result of proceeds from the exercise of stock options.

Contractual Commitments

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy control units in addition to purchase options, as well as grow our mobile service which provides urologists and patients with efficient access to our Cooled ThermoTherapy control units on a pre-scheduled basis. As of June 30, 2011, our property and equipment, net, included approximately $551,000 of control units used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

          Future contractual commitments that will affect cash flows are as follows (in thousands):

	Fiscal Years
	2012	2013	2014	2015	2016

Building and equipment leases	$214	$216	$211	$212	$215

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011.

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

We have audited the accompanying balance sheets of Urologix, Inc. (the Company) as of June 30, 2011 and 2010, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows and has entered into a new licensing agreement that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Minneapolis, Minnesota
September 21, 2011

Urologix, Inc.
Balance Sheet
(In thousands)

	June 30,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,061	$5,702
Accounts receivable, net of allowance of $50 and $96, respectively	1,358	1,378
Inventories	1,127	1,498
Prepaids and other current assets	249	139
Total current assets	5,795	8,717
Property and equipment:
Property and equipment	11,691	11,669
Less accumulated depreciation	(10,830)	(10,655)
Property and equipment, net	861	1,014
Other assets	5	349
Identifiable intangible assets, net	102	123
Total assets	$6,763	$10,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$741	$434
Accrued compensation	454	875
Deferred income	21	169
Other accrued expenses	541	519
Total current liabilities	1,757	1,997

Deferred income	9	-
Other accrued expenses	151	-
Total liabilities	1,917	1,997
Commitments and Contingencies (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 25,000 shares authorized; 14,500 and 14,447 shares issued and outstanding	144	144
Additional paid-in capital	114,733	114,360
Accumulated deficit	(110,031)	(106,298)
Total shareholders’ equity	4,846	8,206
Total liabilities and shareholders’ equity	$6,763	$10,203

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Statements of Operations
(In thousands, except per share data)

	For the Years Ended June 30
	2011	2010	2009
SALES	$12,571	$14,771	$12,816
COST OF GOODS SOLD	6,030	6,569	6,367
Gross profit	6,541	8,202	6,449

COSTS AND EXPENSES
Selling, general and administrative	8,005	8,601	8,534
Research and development	2,238	1,834	2,356
Amortization of identifiable intangible assets	24	24	24
Total costs and expenses	10,267	10,459	10,914
OPERATING LOSS	(3,726)	(2,257)	(4,465)

INTEREST INCOME	1	-	53
LOSS BEFORE INCOME TAXES	(3,725)	(2,257)	(4,412)
INCOME TAX EXPENSE (BENEFIT)	8	(88)	7
NET LOSS	$(3,733)	$(2,169)	$(4,419)

NET LOSS PER COMMON SHARE - BASIC	$(0.26)	$(0.15)	$(0.31)

NET LOSS PER COMMON SHARE - DILUTED	$(0.26)	$(0.15)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	14,556	14,508	14,469

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	14,556	14,508	14,469

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Statements of Shareholders’ Equity
(In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, June 30, 2008	14,383	$144	$113,413	$(99,710)	$13,847
Net loss	-	-	-	(4,419)	(4,419)
Stock options exercised	10	-	8	-	8
Vesting of restricted stock	20	-	-	-	-
Stock-based compensation	-	-	489	-	489
Balance, June 30, 2009	14,413	$144	$113,910	$(104,129)	$9,925
Net loss	-	-	-	(2,169)	(2,169)
Stock options exercised	14	-	10	-	10
Vesting of restricted stock	20	-	-	-	-
Stock-based compensation	-	-	440	-	440
Balance, June 30, 2010	14,447	$144	$114,360	$(106,298)	$8,206
Net loss	-	-	-	(3,733)	(3,733)
Stock options exercised	6	-	4	-	4
Vesting of restricted stock	47	-	-	-	-
Stock-based compensation	-	-	369	-	369
Balance, June 30, 2011	14,500	$144	$114,733	$(110,031)	$4,846

The accompanying notes to financial statements are an integral part of these statements

Urologix, Inc.
Statements of Cash Flows
(In thousands)

	For the Years Ended June 30
	2011	2010	2009

OPERATING ACTIVITIES
Net loss	($3,733)	($2,169)	($4,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	565	793	973
Employee stock-based compensation expense	369	440	489
Provision for bad debts	(46)	47	12
Loss on disposal of assets	12	2	43
Change in operating assets and liabilities:
Accounts receivable	66	80	256
Inventories	243	(387)	(79)
Prepaids and other assets	234	158	221
Accounts payable	307	(28)	(312)
Accrued expenses and deferred income	(387)	(191)	(1,105)
Net cash used for operating activities	(2,370)	(1,255)	(3,921)

INVESTING ACTIVITIES
Purchase of property and equipment	(272)	(81)	(86)
Other	(3)	(4)	-
Net cash used for investing activities	(275)	(85)	(86)

FINANCING ACTIVITIES
Proceeds from stock option exercises	4	10	8
Net cash provided by financing activities	4	10	8

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,641)	(1,330)	(3,999)

CASH AND CASH EQUIVALENTS
Beginning of year	5,702	7,032	11,031
End of year	$3,061	$5,702	$7,032

Supplemental cash-flow information
Income taxes paid during the period	$17	$13	$22
Net carrying amount of inventory transferred to property and equipment	$128	$296	$306

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
Notes to Financial Statements

1.       Nature of Business

Description of Operating Activities

          Urologix, Inc. (the “Company,” “Urologix,” “we”), based in Minneapolis, develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders. The Company has developed and offers non-surgical, anesthesia-free, catheter-based treatments that use a proprietary cooled microwave technology for the treatment of benign prostatic hyperplasia (BPH), a condition that affects more than 23 million men worldwide. Urologix’ products include the CoolWave(R) and Targis(R) control units and the CTC Advance(TM), Targis(R) and Prostaprobe(R) catheter families. All of Urologix’ products utilize Cooled ThermoTherapy(TM) - targeted microwave energy combined with a unique cooling mechanism to protect healthy tissue and enhance patient comfort - and provide safe, effective, lasting relief of the symptoms of BPH.

2.       Significant Accounting Policies

Cash and Cash Equivalents

          We classify highly liquid investments with original maturities of 90 days or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Revenue Recognition

          We recognize revenue from the sale of Cooled ThermoTherapy™ control units upon delivery to the customer. In addition to our sales of Cooled ThermoTherapy control units, we place our Cooled ThermoTherapy control units with customers free of charge under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy treatments via our Urologix mobile service. We retain title to the control units placed with our customers for evaluation and longer-term use. These programs, as well as our Urologix mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters. Revenue for the free use of our Cooled ThermoTherapy control units is bundled with the sale of single-use treatment catheters and is considered a single unit of accounting. Revenue from the bundled sales is recognized as the single-use treatment catheters are shipped to our customers. Revenue from our mobile service is recognized upon treatment of the patient. Revenue for extended warranty service contracts is deferred and recognized ratably over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Should actual sales returns differ from our estimates, revisions to the sales return reserve would be required. Sales and use taxes are reported on a net basis, excluding them from revenue.

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

UROLOGIX, INC.
Notes to Financial Statements

          Bad debt and sales returns provisions and accounts receivable write-offs for the years ended June 30, 2011, 2010 and 2009 were as follows (in thousands):

Years Ended	Beginning Balance	Provisions	Write-offs	Ending Balance

June 30, 2011	$96	($10)	($36)	$50

June 30, 2010	72	47	(23)	96

June 30, 2009	153	12	(93)	72

Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	June 30, 2011	June 30, 2010

Raw materials	$558	$702
Work-in-process	154	208
Finished goods	415	588
Total inventories	$1,127	$1,498

Long-Lived Assets

          We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if cash flows from operations in a given year are not positive. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the individual asset exceeds its fair value. If estimated fair value is less than the carrying amount, the asset is written down to the estimated fair value and an impairment loss is recognized. No impairment charges were recorded in fiscal years 2011 or 2010.

          Remaining long-lived intangible assets consist of a customer base with a net book value of $78,000 and capitalized patents with a net book value of $24,000. Future annual amortization expense for the customer base is expected to be approximately $24,000 through September 2014, its estimated remaining useful life. The patent intangible assets relate to fees incurred for patents. We begin amortization of these patent costs when they are issued and any future annual amortization is expected to be minor.

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

UROLOGIX, INC.
Notes to Financial Statements

          Property and equipment, net consisted of the following (in thousands):

	June 30, 2011	June 30, 2010

Leasehold improvements, equipment, furniture and vehicles	$281	$154
Computer equipment	30	23
Control units	550	837
Total property and equipment, net	$861	$1,014

Other Assets

          Other assets consist primarily of prepaid royalties resulting from patent licensing agreements. The agreements require us to pay a royalty on sales of Cooled ThermoTherapy products. Royalties are charged to cost of goods sold as sales are recognized.

Leases and Deferred Rent

          We lease all of our office space. We evaluate and classify all of our leases as operating or capital leases for financial reporting purposes. As of June 30, 2011, all of our leases were accounted for as operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent. Any lease incentives we receive for items such as leasehold improvements, we record a deferred credit for the amount of the lease incentive and amortize it over the lease term, which may or may not equal the amortization period of the leasehold improvements.

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

          Warranty provisions and claims for the years ended June 30, 2011, 2010 and 2009 were as follows (in thousands):

Years Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

June 30, 2011	$13	$40	($43)	$10

June 30, 2010	19	43	(49)	13

June 30, 2009	40	28	(49)	19

UROLOGIX, INC.
Notes to Financial Statements

Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2011, we carried a valuation allowance of $35.7 million against our net deferred tax assets.

Stock-Based Compensation

          The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applies the modified prospective method in determining stock compensation expense. Stock compensation expense is based on the fair value of the award at the date of grant and is recognized over the requisite service period which corresponds to the vesting period. Options and restricted stock awards typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant while restricted stock awards generally vest after one year. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model, we use historical data to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing and number of options granted at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period. Fair value for restricted stock is based on the market price on the day of grant. See Note 4 for additional discussion.

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

	For the years ended June 30,
	2011	2010	2009
Weighted average common shares outstanding - basic	14,556	14,508	14,469
Dilutive effect of stock options	-	-	-
Weighted average common shares outstanding - diluted	14,556	14,508	14,469

          Effective July 1, 2009, the Company adopted guidance which requires all outstanding unvested share-based payment awards that contain non- forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and to be included in the computation of basic and diluted earnings per share using the two-class method. The adoption of this statement resulted in the Company having to adjust prior weighted average shares outstanding to include outstanding unvested restricted stock that contains non-forfeitable rights to dividends of 60,000 shares for the fiscal year ended June 30, 2009. This change in weighted average shares outstanding resulted in no change to our earnings per share amounts for the fiscal year ended June 30, 2009.

UROLOGIX, INC.
Notes to Financial Statements

          The dilutive effect of stock options in the above table excludes 1.9 million, 1.2 million, and 1.6 million of underlying options for which the exercise price was higher than the average market price for the years ended June 30, 2011, 2010 and 2009, respectively. In addition, dilutive potential common shares of 918 shares, 73,890 shares and 11,016 shares, where the exercise price was lower than the average market price, were excluded from diluted weighted average common shares outstanding for the year ended June 30, 2011, 2010 and 2009, respectively as they would be anti-dilutive due to our net loss for those years.

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

3.       Liquidity

          The Company incurred net losses of $3,733,000 in fiscal year 2011 and $2,169,000 and $4,419,000 in the fiscal years ended 2010 and 2009, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through June 30, 2011 of $110,031,000. At June 30, 2011, the Company had cash and cash equivalents of $3,061,000 and no debt.

UROLOGIX, INC.
Notes to Financial Statements

          Subsequent to the end of our fiscal year, the Company entered into a license agreement with Medtronic and paid Medtronic $500,000 of the $1,000,000 initial license fee on September 6, 2011. Primarily due to this licensing payment, acquisition and integration related expenses, the net loss incurred in the current business and one-time annual operating expenses such as insurance premiums, as of September 16, 2011 the Company’s cash and cash equivalents balance was approximately $1.5 million. The significant decrease in our cash balance in the first quarter of fiscal year 2012 is not expected to continue throughout the remainder of the fiscal year as the cash outflows in the first quarter related to the annual payments and the licensing fee will not occur again in fiscal year 2012. In addition, as part of the licensing agreement, payments for Prostiva products and royalties are deferred into the next fiscal year while collections of Prostiva revenue commence immediately.

          As a result of the Company’s history of operating losses and negative cash flows from operations, the licensing fee and integration expenses related to the Prostiva product, and the uncertainty regarding the Company’s ability to obtain additional capital, there is substantial doubt about our ability to continue as a going concern. The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months and the Company’s ability to continue as a going concern is dependent upon improving our liquidity. While our primary goal is to generate capital through cash flow from operations, the Company is also pursuing financing alternatives. The Company intends to seek additional financing by incurring indebtedness or from an offering of our equity securities or both.

          There can be no assurance that the Company will be able to raise additional capital through a debt or equity financing. If the Company does obtain such financing, there can be no assurance that additional financing will be obtained in an amount that is sufficient, in a timely manner, or on terms and conditions acceptable to the Company or its shareholders. If the Company is unable to obtain additional capital in an amount sufficient to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations.

          The fiscal year 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

4.       Stock Options and Restricted Stock Awards

          The Company has an equity compensation plan, the 1991 Stock Option Plan (the “1991 Plan”), that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of June 30, 2011, we had reserved 4,450,910 shares of common stock under the 1991 Plan, and 538,378 shares were available for future grants. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of the 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting receive an option grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

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

UROLOGIX, INC.
Notes to Financial Statements

          Amounts recognized in the financial statements related to stock-based compensation for the fiscal years ended June 30, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Cost of goods sold	$38	$44	$31
Selling, general and administrative	287	350	425
Research and development	44	46	33
Total cost of stock-based compensation	369	440	489
Tax benefit of options issued	-	-	-
Total stock-based compensation, net of tax	$369	$440	$489

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For restricted stock awards, the fair value is calculated as the market price on date of grant and we amortize the fair value on a straight-line basis over the requisite service period of the award. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30, 2011, 2010 and 2009 using the Black-Scholes option-pricing model:

	2011	2010	2009
Volatility	80.0%	77.0%	59.1%
Risk-free interest rate	0.9%	1.7%	2.3%
Expected option life	3.6 years	3 years	3 years
Stock dividend yield	-	-	-

          A summary of our options and option activity for the fiscal year ended June 30, 2011 is as follows:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Outstanding as of June 30, 2011	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Exercisable as of June 30, 2011	Weighted Avg. Exercise Price
$-	$2.43	1,557,000	7.86	$1.38	817,635	$1.50
$2.43	$4.86	125,523	3.97	$3.19	124,810	$3.19
$4.86	$7.29	29,600	1.50	$6.31	29,600	$6.31
$7.29	$12.15	-	-	$-	-	$-
$12.15	$14.58	15,250	1.58	$13.02	15,250	$13.02
$14.58	$17.01	10,000	0.36	$15.82	10,000	$15.82
		1,737,373	7.37	$1.78	997,295	$2.18

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2010	1,625,942	$2.15		$47,820
Options granted	389,500	0.93
Options forfeited	(90,922)	1.16
Options expired	(181,147)	3.62
Options exercised	(6,000)	0.54
Outstanding at June 30, 2011	1,737,373	$1.78	7.4	$28,237
Exercisable at June 30, 2011	997,295	$2.18	6.5	$17,913

UROLOGIX, INC.
Notes to Financial Statements

          The aggregate intrinsic value in the table above is based on our closing stock price of $0.95 on June 30, 2011, which would have been received by the optionees had all options been exercised on that date. The aggregate intrinsic value for options exercisable at June 30, 2010 and 2009 was $34,000 and $47,000, respectively, when the closing price of our stock on June 30, 2010 and 2009 was $1.07 and $1.24, respectively.

          The weighted average fair value of our options at their grant date was approximately $0.51, $0.69 and $0.57 for options granted during the fiscal years ended June 30, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2011 and 2010 was $360 and $7,000, respectively. There was no intrinsic value of the options exercised during fiscal year 2009 as the grant price of the options was greater than the stock price on the date of exercise.

          A summary of the status of our non-vested options as of June 30, 2011 is as follows:

	Number of Options	Weighted-avg. Grant- Date Fair Value
Non-vested at June 30, 2010	854,932	$0.69
Options granted	389,500	0.51
Options forfeited	(90,923)	0.58
Options vested	(413,431)	0.68
Non-vested at June 30, 2011	740,078	$0.62

          A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant- Date Fair Value
Non-vested at June 30, 2010	66,322	$1.50
Options granted	106,608	0.91
Options forfeited	-	-
Options vested	(46,322)	1.38
Non-vested at June 30, 2011	126,608	$0.95

          As of June 30, 2011, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under our plan was $365,000 and $89,000 respectively. That cost is expected to be recognized over a weighted-average period of 1.9 years for non-vested stock options and 0.5 years for restricted stock awards. The total fair value of options vested during the fiscal years ended June 30, 2011, 2010 and 2009 was $281,000, $208,000 and $211,000, respectively.

5.	Other Accrued Expenses

          Other accrued expenses is comprised of the following as of June 30 (in thousands):

	2011	2010
Sales tax accrual	$188	$191
Other	353	328
Total other accrued expenses	$541	$519

UROLOGIX, INC.
Notes to Financial Statements

6.	Income Taxes

          The components of income tax expense (benefit) for each of the years in the three-year period ended June 30, 2011 consist of the following (in thousands):

	For the fiscal year ended June 30,
	2011			2010			2009
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(3)	$-	$(3)	$(109)	$-	$(109)	$(48)	$-	$(48)
State	11	-	11	21	-	21	55	-	55
Total	$8	$-	$8	$(88)	$-	$(88)	$7	$-	$7

          A reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit) is as follows:

	For the years ended June 30,
	2011	2010	2009
Federal statutory rate at 34 percent	$(1,267)	$(767)	$(1,500)
State taxes, net of federal tax expense (benefit) and state valuation allowance	(125)	(36)	(83)
Nondeductible expenses	47	52	50
Stock –based compensation	52	77	108
General business credits	(20)	(77)	(220)
Net operating loss carryback claim	-	(84)	-
Adjustments to Net operating loss’ and credits	4,236	2,061	937
Other	(9)	(11)	(8)
Change in valuation allowance	(2,906)	(1,303)	723
	$8	$(88)	$7

          The components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2011	2010
Deferred Tax Assets:
Non-Current:
Net operating loss carry forward	$31,473	$33,826
Definite-lived intangibles	2,482	2,935
Alternative minimum tax credit	3	9
Federal and state general business credits	865	975
Non-qualified stock-based compensation	535	461
Property, plant and equipment	53	-
Current:
Accrued expenses	330	438
Gross deferred tax assets	35,741	38,644
Deferred Tax Liabilities:
Non-Current:
Property, plant and equipment	-	(15)
Gross deferred tax liabilities	-	(15)
Net deferred tax assets before valuation allowance	35,741	38,629
Less: valuation allowance	(35,741)	(38,629)
Total net deferred tax asset	$-	$-

UROLOGIX, INC.
Notes to Financial Statements

          Included in the valuation allowance amounts above is $538,000 as of June 30, 2011 and 2010, which is attributable to increases in the net operating loss carry forwards resulting from the exercise of stock options. These amounts will be recorded as an increase to additional paid-in-capital if it is determined in the future that this portion of the valuation allowance is no longer required, and the net operating loss generated by these deductions is utilized on the tax return.

          At June 30, 2011, the expiration dates and amounts of our net operating loss carryforwards and credits for federal income tax purposes are as follows (in thousands):

Years expiring (in thousands)	Net Operating Loss	Credits
June 30, 2012	$8,114	$-
June 30, 2013 – June 30, 2017	15,907	-
June 30, 2018 – June 30, 2022	29,277	-
June 30, 2023 – June 30, 2031	32,210	660

	$85,508	$660

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

          As of June 30, 2011, we had approximately $15,000 of unrecognized tax benefits related to state tax liabilities which would favorably impact the effective income tax rate in any future period, if recognized. During the year ended June 30, 2011, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

          We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1996 due to unexpired net operating loss carryforwards originating in and subsequent to that fiscal year. Income tax examinations we may be subject to for the various state taxing authorities vary by jurisdiction.

7.	Deferred Income

          Deferred income as of June 30 consisted of the following (in thousands):

	2011	2010
Deferred royalty income	$-	$155
Deferred warranty service income	30	14
Total deferred income	$30	$169

          Deferred royalty income consisted of a prepaid non-exclusive license previously granted to a third party for the use of certain of our technologies. Deferred royalty income is recognized as the greater of amounts due based on actual sales or amortization of the license fee over the remaining license period, which ended in April of 2011.

          Deferred warranty service income is for prepayments made to us for warranty service contracts and is recognized over the contract period ranging from 12 to 24 months.

UROLOGIX, INC.
Notes to Financial Statements

8.	Commitments and Contingencies

Leases

          The Company leases its facility and certain equipment under non-cancelable operating leases that expire at various dates through fiscal year 2016. Rent expense related to operating leases was approximately $197,000, $215,000, and $216,000 for the years ended June 30, 2011, 2010 and 2009, respectively. On September 9, 2010, the Company entered into a new lease agreement with our current landlord, covering the same square footage, for a period of seventy-two months, effective August 1, 2010. Future minimum annual lease commitments under non-cancelable operating leases with initial terms of one year or more are as follows:

	Fiscal Years
	2012	2013	2014	2015	2016

Building and equipment leases	$214	$216	$211	$212	$215

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

10.	Subsequent Event

          On September 6, 2011, we entered into agreements with Medtronic, Inc. (“Medtronic”) and its subsidiary, VidaMed relating to the Prostiva RF Therapy. These agreements are summarized as follows:

          License Agreement: Under the License Agreement, Medtronic and VidaMed granted us an exclusive, worldwide license to the Prostiva® RF Therapy System in the field of the radio frequency treatment of the prostate, including the treatment of benign prostatic hyperplasia (BPH). In exchange for the license, we will pay Medtronic a license fee of $1.0 million, of which $500,000 was paid upon the execution of the License Agreement. The remaining $500,000, less the $147,000 purchase price paid under the Asset Purchase Agreement and certain credits under the Transition Agreement, must be paid by the Company on September 6, 2012. The Asset Purchase Agreement and the Transition Agreement are described below. We will also pay Medtronic royalties on net sales of product, subject to minimum and maximum royalty amounts. Earned royalties are payable thirty days following the end of each contract year; minimum royalty amounts are payable ninety days following the end of each contract year. The Company is also obligated to pay a license maintenance fee of $65,000 on September 6, 2012 and annually thereafter. In addition, if total payments by us to Medtronic under the License Agreement (other than the license maintenance fee) and under the Asset Purchase Agreement (described below) reach an aggregate of $10 million, we will have no further payment obligations to Medtronic and will thereafter have a fully paid up, royalty-free and perpetual license for the term of the License Agreement. The term of the License Agreement is ten years or the earlier closing date of a purchase under the Acquisition Option Agreement described below. In addition, either party may terminate the License Agreement by written notice for breach after an opportunity to cure and the license will automatically terminate concurrently with certain terminations of the Transition Agreement (described below). Upon termination of the License Agreement, all rights to the Prostiva intellectual property will revert back to Medtronic and the Transition Agreement and Acquisition Option Agreement will terminate. Further, upon termination of the License Agreement by Medtronic as a result of the Company’s breach or bankruptcy, Medtronic will have the right to repurchase the assets from the Company that the Company previously purchased under the Asset Purchase Agreement for the same purchase price previously paid by the Company. Medtronic and VidaMed also entered into sublicenses to grant the Company rights to certain intellectual property relating to the Prostiva treatment.

UROLOGIX, INC.
Notes to Financial Statements

          Transition Agreement: We entered into a Transition Services and Supply Agreement with Medtronic under which Medtronic will provide us with transition services relating to manufacturing, sourcing, operations, compliance, quality, regulatory and other matters for an initial term ending one month after Medtronic completes certain regulatory work. We will pay Medtronic a fee of $30,000 per month beginning in November 2011 for these transition services and will continue paying this monthly fee until the earlier of the initial term of the Transition Agreement or the last of certain United States or European Union regulatory transfers. The parties also allocated responsibility for various other costs associated with the transition services.

          Through the Transition Agreement, Medtronic appointed Urologix as its exclusive U.S. distributor of the Prostiva treatment until such time as we have received the regulatory approvals necessary to allow us to sell the product in the U.S. Medtronic also agreed to continue to sell products through certain channels outside of the U.S. during a transition period. Following the transition period, we will be entitled to distribute products outside of the U.S. pursuant to the terms of a distribution agreement until we have received the necessary regulatory approvals, at which time we will be able to sell the products in those territories consistent with the regulatory approvals of those territories. Medtronic also consigned certain inventory to us and we are obligated to accept additional consignment inventory upon the expiration of transition periods.

          Under the provisions of the Transition Agreement, the parties also agreed upon the handling of product warranty claims, agreed upon a transition plan for regulatory matters, and entered into a quality agreement. In addition, Medtronic assigned a supply agreement to us, will place orders with certain suppliers and sell those components to us at its cost, and will transfer certain other components to us.

          The Transition Agreement will terminate on September 6, 2012, but if certain U.S. regulatory approvals have not been received during the twelve month period, the Transition Agreement will be extended for three months. Medtronic may terminate the Transition Agreement prior to the expiration of its term for an uncured breach by us. We may terminate the Transition Agreement prior to the expiration of its term in connection with excessive third party regulatory costs. In addition, if neither party elects to address certain regulatory challenges, either party may terminate the Transition Agreement and Medtronic must pay us $250,000. Upon termination by Medtronic for a regulatory challenge or by us, we will not have any further payment obligation for any minimum royalty, any license fee not then due and payable, or any obligation to purchase any assets under the Acquisition Option Agreement or the Asset Purchase Agreement, described below.

          Acquisition Option Agreement: Under the Acquisition Option Agreement with Medtronic, we have the right to purchase and Medtronic has the right to require us to purchase the assets associated with the Prostiva treatment and the licenses and sublicenses granted by Medtronic and VidaMed. In the case of our exercise of our option to purchase, the purchase price will be $10 million less license fees and royalty amounts previously paid under the License Agreement and the purchase price paid under the Asset Purchase Agreement. In the case of Medtronic’s exercise of its option to require us to purchase, the purchase price will be the price stated by Medtronic in its exercise notice, provided that price is accepted by us in our sole discretion. Our rights and Medtronic’s rights under the Acquisition Option Agreement may be exercised until the License Agreement expires or terminates or, if earlier, the date the other party’s notice of exercise is received in accordance with the Acquisition Option Agreement.

          Asset Purchase Agreement: We entered into an Asset Purchase Agreement through which Medtronic will sell to us certain tangible assets used in the Prostiva business for a purchase price of $147,000. The purchase price is payable the later of September 6, 2012 or at the closing of the Asset Purchase Agreement transactions, which will take place as soon as practicable after the date of certain U.S. regulatory approvals.

          The above transaction will be accounted for by the Company as a business combination in accordance with ASC Topic 805 as the Company has obtained control of the Prostiva business. Under the terms of the agreements, after the completion of the Transition Period, the Company will be responsible for the manufacturing, sourcing, operations, compliance, quality, regulatory and other matters of the Prostiva RF Therapy System.

UROLOGIX, INC.
Notes to Financial Statements

          We have not included all of the required disclosures related to the acquisition of the assets of the Prostiva business as it was not practical to do so given the timing of the transaction and filing date of this Annual Report on Form 10-K. As a result, all required disclosures will be included in the acquisition footnote filed with our Form 10-Q for the period ended September 30, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer, Stryker Warren, Jr., and Chief Financial Officer, Brian J. Smrdel, have evaluated the Company’s disclosure controls and procedures as of June 30, 2011. Based upon their review, they have concluded that these controls and procedures are effective.

          The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b) Changes in Internal Controls over Financial Reporting

          There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          The Company’s internal control report is included in this report under Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Information required under this item is contained in the following sections of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference: Election of Directors, Information Regarding Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance, and Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

          Information required under this item is contained in the following sections of the Company’s 2011 Proxy Statement and is incorporated herein by reference: Executive Compensation, Compensation of Directors, and Employment and Change in Control Arrangements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required under this item with respect to Item 403 of Regulation S-K is contained in the following sections of the Company’s 2011 Proxy Statement and is incorporated herein by reference: Security Ownership of Principal Shareholders and Management. The information required under this item with respect to Item 201(d) of Regulation S-K is contained in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Information required under this item is contained in the following sections of the Company’s 2011 Proxy Statement and is incorporated herein by reference: Certain Relationships and Related Persons Transactions, Policy Regarding Transactions with Related Persons, and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information required under this item is contained in the following sections of the Company’s 2011 Proxy Statement and is incorporated herein by reference: Independent Registered Public Accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this report.
	(1)	Financial Statements.

The financial statements of the Company are set forth at Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules for fiscal years ended June 30, 2011, 2010 and 2009.
None.
(b)	Exhibits.

Exhibit Number	Document	Incorporated by Reference To:

3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of Urologix, Inc., as amended on December 5, 2006.	Exhibit 3.2 of the Company’s Form 8-K dated December 5, 2006.

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed January 16, 1997.

10.1	Amended and Restated Urologix, Inc. 1991 Stock Option Plan, as amended through June 21, 2008. *	Exhibit 10.1 of the Company’s Form 10-K for the year ended June 30, 2009.

10.2	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Stryker Warren Jr. dated June 24, 2008. *	Exhibit 10.1 to Current Report on Form 8-K dated June 24, 2008.

10.3	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Gregory Fluet dated July 14, 2008. *	Exhibit 10.1 to Current Report on Form 8-K dated July 14, 2008.

10.4	Amended and Restated Letter Agreement Regarding Change In Control Benefits between Urologix, Inc. and Certain Executive Officers dated December 29, 2008. *	Exhibit 10.2 to Current Report on Form 8-K dated December 30, 2008.

10.5	Letter Agreement dated April 27, 2010 regarding Offer of Employment entered into effective April 29, 2010 between Urologix, Inc. and Brian J. Smrdel. *	Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2010.

10.6	First Amended and Restated Lease by and between Parkers Lake I Realty LLC and Urologix, Inc. dated as of August 1, 2010.	Exhibit 10.1 to Current Report on Form 8-K dated September 9, 2010.

10.7	Letter Agreement regarding Offer of Employment entered into effective June 1, 2010 between Urologix, Inc. and Ralph Cardinal. *	Attached hereto.

10.8	Letter Agreement regarding Offer of Employment entered into effective June 3, 2011 between Urologix, Inc. and Lisa Ackermann. *	Exhibit 10.1 to Current Report on Form 8-K dated June 3, 2011

10.9	License Agreement dated as of September 6, 2011 by and among Medtronic, Inc., Medtronic VidaMed, Inc., and Urologix, Inc. **	Exhibit 10.1 to Current Report on Form 8-K dated September 6, 2011

Exhibit Number	Document	Incorporated by Reference To:

10.10	Transition Services and Supply Agreement dated as of September 6, 2011 by and among Medtronic, Inc. and Urologix, Inc. **	Exhibit 10.2 to Current Report on Form 8-K dated September 6, 2011

10.11	Acquisition Option Agreement dated as of September 6, 2011 by and among Medtronic VidaMed, Inc., Medtronic, Inc., and Urologix, Inc.	Exhibit 10.3 to Current Report on Form 8-K dated September 6, 2011

10.12	Asset Purchase Agreement dated as of September 6, 2011 by and among Medtronic VidaMed, Inc., Medtronic, Inc., and Urologix, Inc.	Exhibit 10.4 to Current Report on Form 8-K dated September 6, 2011

23.1	Consent of independent registered public accounting firm.	Attached hereto.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

31.2	Certification of Chief Financial Officer (principal financial officer and principal accounting officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. §1350.	Attached hereto.

*	Indicates a management contract or compensatory plan or arrangement.

**      Certain portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 21, 2011

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on September 21, 2011.

Signature	Title

/s/ Stryker Warren, Jr.	Chief Executive Officer and Director
Stryker Warren, Jr.	(principal executive officer)

/s/ Brian J. Smrdel	Chief Financial Officer
Brian J. Smrdel	(principal financial officer and principal accounting officer)

/s/ Mitchell Dann	Director
Mitchell Dann

/s/ Sidney W. Emery, Jr.	Director
Sidney W. Emery, Jr.

/s/ Christopher R. Barys	Director
Christopher R. Barys

/s/ Patrick D. Spangler	Director
Patrick Spangler