Form 10-Q
period 2011-09-30
UROLOGIX INC
filed 2011-11-14
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to _________

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
Yes ☐ No ☒

As of November 1, 2011, the Company had outstanding 14,702,527 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Urologix, Inc.
Condensed Balance Sheets
(In thousands, except per share data)

	September 30, 2011 (unaudited)	June 30, 2011 (*)

ASSETS
Current assets:
Cash and cash equivalents	$1,555	$3,061
Accounts receivable, net of allowances of $50 and $50, respectively	1,791	1,358
Inventories	1,648	1,127
Prepaid and other current assets	354	249

Total current assets	5,348	5,795

Property and equipment:
Machinery, equipment and furniture	11,843	11,691
Less accumulated depreciation	(10,935)	(10,830)

Property and equipment, net	908	861
Other intangible assets, net	2,460	102
Goodwill	3,307	—
Long-term inventories	457	—
Other assets	5	5

Total assets	$12,485	$6,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$666	$741
Accrued compensation	628	454
Deferred income	16	21
Short-term deferred acquisition payment	1,081	—
Other accrued expenses	659	541

Total current liabilities	3,050	1,757

Deferred income	9	9
Long-term deferred acquisition payments	5,657	—
Other accrued liabilities	141	151

Total liabilities	8,857	1,917

COMMITMENTS AND CONTINGENCIES (Note 13)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,566 and 14,500 shares issued and outstanding	145	144
Additional paid-in capital	114,898	114,733
Accumulated deficit	(111,415)	(110,031)
Total shareholders’ equity	3,628	4,846
Total liabilities and shareholders’ equity	$12,485	$6,763

(*) The Balance Sheet at June 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2011	2010

Revenue	$3,142	$3,352
Cost of goods sold	1,727	1,523
Gross profit	1,415	1,829

Operating expense:
Selling, general and administrative	2,257	1,986
Research and development	481	546
Total operating expense	2,738	2,532

Operating loss	(1,323)	(703)
Interest income/(expense)	(56)	1
Loss before income taxes	(1,379)	(702)

Provision for income tax expense	5	6

Net loss	$(1,384)	$(708)

Net loss per common share – basic	$(0.09)	$(0.05)

Net loss per common share – diluted	$(0.09)	$(0.05)

Weighted average shares:
Basic	14,646	14,514
Diluted	14,646	14,514

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended September 30,
	2011	2010
Operating Activities:
Net loss	$(1,384)	$(708)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	139	162
Employee stock-based compensation expense	87	93
Provision for bad debts	—	(9)
Loss on disposal of assets	10	—
Implied interest on deferred acquisition payments	56	—
Change in operating items, net of acquisition:
Accounts receivable	(433)	(85)
Inventories	348	(101)
Prepaid and other assets	(105)	(151)
Accounts payable	(75)	173
Accrued expenses and deferred income	277	(362)
Net cash used for operating activities	(1,080)	(988)

Investing Activities:
Purchase of property and equipment	(5)	(13)
Acquisition of business	(500)	—
Net cash used for investing activities	(505)	(13)

Financing Activities:
Proceeds from stock option exercises	79	—
Net cash provided by financing activities	79	—

Net decrease in cash and cash equivalents	(1,506)	(1,001)
Cash and cash equivalents:
Beginning of period	3,061	5,702
End of period	$1,555	$4,701

Supplemental cash-flow information

Income taxes paid during the period	$11	$18
Net amount of inventory transferred to property and equipment	$36	$5
Non-cash consideration for acquisition	$6,682	$—

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)

1.	Basis of Presentation

          The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2011 and the statements of operations and cash flows for the three-month periods ended September 30, 2011 and 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2011.

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

3.	Liquidity

          The Company incurred net losses of $1,384,000 for the three-month period ended September 30, 2011 and $3,733,000 and $2,169,000 in the fiscal years ended June 30, 2011 and 2010, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through September 30, 2011 of $111,415,000.

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, the remainder due on the anniversary of this date. Primarily due to this licensing payment, transaction related expenses, the net loss incurred in the current business and one-time annual operating expenses such as insurance premiums, the Company’s cash and cash equivalents balance decreased to approximately $1.6 million as of September 30, 2011. The amount of decrease in our cash balance in the first quarter of fiscal year 2012 is not expected to continue throughout the remainder of the fiscal year. The cash outflows in the first quarter related to annual operating expenses and the licensing fee will not occur again in fiscal year 2012. In addition, as part of the licensing agreement, payments for Prostiva products and royalties are deferred into the next fiscal year while collections of Prostiva revenue commence immediately.

          As a result of the Company’s history of operating losses and negative cash flows from operations, the licensing fee and transaction expenses related to the Prostiva acquisition, and the uncertainty regarding the Company’s ability to obtain additional capital, there is substantial doubt about our ability to continue as a going concern. The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months and the Company’s ability to continue as a going concern is dependent upon improving its liquidity. While its primary goal is to generate capital through cash flow from operations, the Company is also pursuing financing alternatives. The Company intends to seek additional financing by incurring indebtedness or from an offering of its equity securities or both.

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

          The financial statements for the period ended September 30, 2011 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

4.	Acquisition of Prostiva Radio Frequency Therapy

          On September 6, 2011, The Company entered into agreements with Medtronic, Inc. relating to the Prostiva® Radio Frequency (RF) Therapy System, a minimally invasive medical product for the treatment of BPH. As a result of those agreements, the Company obtained an exclusive, worldwide license to the Prostiva technology for a ten year term, with an option to purchase the technology anytime during the ten year term for a maximum purchase price of $10 million.

          The above transaction was accounted for as a business combination. Under the terms of the agreements the Company will be responsible for the manufacturing, sourcing, operations, compliance, quality, regulatory and other matters of the Prostiva RF Therapy System. The Company entered into this transaction to increase our customer base, sales force, and addressable patient population and expand Urologix’s position as the leading provider of in-office treatment solutions for BPH with over 50 percent market share.

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)

          The Company hired independent valuation specialists to assist management with our determination of the fair value of the consideration to be paid as well as the fair value of the assets acquired in the acquisition of the Prostiva RF Thereapy System. Management is responsible for the estimates and valuations. The work performed by the independent valuation specialists has been considered in management’s estimates of fair value reflected below.

          The Company estimates that the fair value of the consideration to be paid to acquire the Prostiva business is approximately $7.2 million, of which approximately $6.7 million is still payable. Included in the total consideration is the licensing fee, of which $500,000 was paid on September 6, 2011 and $500,000 is due on the anniversary of this date, deferred payments for acquired inventory, and royalties on Prostiva products sold, subject to minimum and maximum amounts. The consideration consists of non-contingent future cash payments with an acquisition date fair value of $4.3 million. The estimated royalty payments between the minimum and maximum amounts are contingent consideration and are measured at fair value at the acquisition date by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The Company estimates the fair value of the future contingent consideration at $2.9 million. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved with the changes in fair value recognized in operating income/(loss).

          We assumed no liabilities in the acquisition. The allocation of purchase consideration to assets acquired is not yet finalized as we continue to evaluate the fair value of certain assets related to the acquisition of Prostiva. The preliminary fair values of the assets acquired by major class in the acquisition are as follows (in thousands):

Finished Goods Inventory	$1,362
Manufacturing Equipment	128
Identifiable Intangible Assets
Patents and Technology	1,529
Customer List	531
Trademarks	325
Goodwill	3,307
Total assets acquired	$7,182

          Additional information which existed at the acquisition date but was at that time unknown to the Company may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets may result in a corresponding adjustment to goodwill.

          The preliminary goodwill of $3.3 million is primarily attributable to the future expected revenue growth as a result of increased market penetration and an expanded sales force, as well as from an assembled workforce obtained in the acquisition. The Company has not yet determined whether goodwill and intangibles will be deductible for tax purposes.

          The patents and technology intangible assets consist of patents and technology, many of which are used in the Prostiva RF Therapy System. Trademarks consist of the use of the Prostiva name in the BPH marketplace. The Company used a relief from royalty method to determine the estimated fair values of the patents and technology and trademark intangible assets. The relief from royalty method applies a cost-savings concept under the notion that if Urologix did not own the asset it would pay a royalty to a third party for the right to use that asset. The fair value of the patents and technology and trademarks are based on the present value of the royalty payments saved by owning the asset, based on an appropriate market participant royalty rate. Revenue on which the royalty was calculated was projected over the expected remaining useful life of the core patents and technology and trademarks.

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)

          The Company used a Multi-Period Excess Cash Flow model under the income approach to determine the fair value of the customer list. The Multi-Period Excess Cash Flow model projects future cash flows based on management’s estimates and assumptions, including a historical attrition rate, that will be derived from the sale of products to existing Prostiva customers, adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow stream.

          For the three-month periods ended September 30, 2011, we incurred $120,000 of transaction related expenses, primarily related to legal and accounting fees, which are included in selling, general and administrative expenses. Total cumulative transaction expenses were $223,000, of which $103,000 were incurred in prior periods and included in selling, general and administrative expenses in those periods.

          In addition to the above transaction payments, we are required to pay an annual licensing fee of $65,000 to Medtronic, as well as a monthly $30,000 transition services fee beginning in November 2011 for transition services to be provided by Medtronic until the earlier of the end of the initial term of the Transition Agreement or the last of certain United States or European Union regulatory transfers. As these fees are for services being provided by Medtronic on a go forward basis, they are not included in total consideration for the acquisition of the Prostiva RF Therapy System and will be expensed in the period incurred and reported as part of selling, general and administrative expenses.

          The revenue and operating expenses related to the Prostiva business have been included in our results of operations since September 6, 2011, the date of acquisition. The acquired Prostiva business was not operated as a separate subsidiary, division or entity by Medtronic, Inc. As a result, we are unable to accurately determine earnings/loss for the Prostiva business on a standalone basis since the date of acquisition. Prostiva revenue included in reported Urologix revenue for the three-month period ended September 30, 2011 totaled approximately $430,000.

          As previously mentioned, as the Prostiva business was not operated as a separate subsidiary, division or entity, Medtronic did not maintain separate financial statements for the Prostiva business. As a result, the following unaudited pro-forma financial information represents revenue and only direct expenses for the Prostiva business prior to the September 6, 2011 acquisition date. The below pro-forma financial information shows the revenue and net income/(loss) as if the businesses were combined for the three-month periods ended September 30th (in thousands except per share amounts).

	Three months ended September 30,
	2011	2010
Pro forma net revenue	$4,398	$6,021
Pro forma net income/(loss)	$(1,221)	$(299)
Pro forma net income/(loss) per share (basic)	$(0.08)	$(0.02)
Pro forma net income/(loss) per share (diluted)	$(0.08)	$(0.02)

          The above pro forma financial information excludes the non-recurring acquisition related expenses of $120,000. The above pro forma financial information does include however the amortization and depreciation expense from acquired Prostiva assets, the implied interest expense on deferred acquisition payments, and the expense related to the increase in the fair value of acquired Prostiva inventories as if they had occurred as of July 1st of the respective periods. The pro forma financial information is not indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of fiscal years 2012 or 2011, or of results that may be obtained in the future.

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)

5.	Stock-Based Compensation

          The Company has an equity compensation plan, the 1991 Stock Option Plan (the “1991 Plan”), that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of September 30, 2011, we had reserved 4,450,910 shares of common stock under the 1991 Plan, and 406,403 shares were available for future grants. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of the 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting receive an option grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

          Options were granted to a non-employee consultant to purchase a total of 20,000 shares in the first quarter of fiscal year 2011. These options are non-qualified options which expire 10 years from the grant date and become fully vested over 24 months from the date of grant provided the consultant is still providing services to the Company. As these options were granted to a non-employee consultant, the final value of these options will be determined at their vesting dates, rather than the date of grant, using the Black-Scholes option pricing model and marked to market at each reporting date until they become fully vested. The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applies the modified prospective method in determining stock option expense. Our results of operations reflect compensation expense for new stock options granted and vested under the 1991 Plan and the unvested portion of previous stock option grants and restricted stock which vest during the year.

          Amounts recognized in the financial statements for the three-month periods ended September 30, 2011 and 2010 related to stock-based compensation were as follows (in thousands):

	Three months ended September 30,
	2011	2010
Cost of goods sold	$8	$12
Selling, general and administrative	70	70
Research and development	9	11
Total cost of stock-based compensation	$87	$93
Tax benefit of options issued	—	—
Total stock-based compensation, net of tax	$87	$93

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended September 30, 2011 and 2010 using the Black-Scholes option-pricing model:

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)

	2011	2010
Volatility	79.9%	80.8%
Risk-free interest rate	0.36%	0.97%
Expected option life	3.1 years	3.8 years
Stock dividend yield	—	—

          A summary of our option activity for the three-month period ended September 30, 2011 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2011	1,737,373	$1.78		$28,237
Options granted	161,500	0.88
Options forfeited	(11,627)	0.99
Options expired	(9,124)	10.46
Options exercised	(66,247)	1.20
Outstanding at September 30, 2011	1,811,875	1.68	7.3	55,437
Exercisable at September 30, 2011	1,045,811	2.06	6.3	22,718

The aggregate intrinsic value in the table above is based on our closing stock price of $0.99 and $0.95 on September 30, 2011 and June 30, 2011, respectively, which would have been received by the optionees had all in-the-money options been exercised on that date.

          On August 9, 2011, our Compensation Committee recommended, and the Board of Directors approved, an award of restricted stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2011 Annual Meeting of Shareholders held on November 8, 2011 with the number of shares of restricted stock equal to $17,500 divided by the closing price of our common stock on the date of the Annual Meeting, rounded up to the next whole share. A total of 18,042 shares of restricted stock were granted under the 1991 Plan to our non-employee directors on the date of the Annual Meeting or 72,168 shares of restricted stock to each of our four non-employee directors. The restrictions on the restricted stock lapse on the first business day immediately prior to the date of our 2012 Annual Meeting of Shareholders if the director is serving on the board as of such date. The restricted stock award is in addition to the stock option grant under the 1991 Plan.

          A summary of restricted stock award activity for the three-month period ended September 30, 2011 is as follows:

	Number of Shares Underlying Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Nonvested at July 1, 2011	126,608	$1.05
Shares granted	—	—
Shares forfeited	—	—
Shares vested	—	—
Nonvested at September 30, 2011	126,608	$1.05

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)

As of September 30, 2011, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under our plan was $256,000 and $61,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.8 years for non-vested stock options and 0.5 years for restricted stock awards.

6.        Basic and Diluted Loss Per Share

          Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 14,646 and 14,514, for the three-month periods ended September 30, 2011 and 2010, respectively.

          The dilutive effect of stock options excludes approximately 1.3 million and 1.4 million options for the three-month periods ended September 30, 2011, respectively for which the exercise price was higher than the average market price. In addition, 54,499 and 2,023 of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three-month periods ended September 30, 2011 and 2010, respectively, as they would be anti-dilutive due to our net loss for such periods

7.        Goodwill

          We had approximately $3,307,000 of goodwill as of September 30, 2011 related to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 to the Notes to the Condensed Financial Statements for further information regarding this acquisition. Goodwill will be tested for impairment each April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists.

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)

8.        Intangible Assets

          Intangible assets as of September 30, 2011 and June 30, 2011 consisted of the following (in thousands):

	September 30, 2011			June 30, 2011
	Carrying Value	Accumulated Amortization	Net Carrying Value	Carrying Value	Accumulated Amortization	Net Carrying Value
Prostiva Acquisition
Patents and Technology	$1,529	$(14)	$1,515	—	—	—
Customer Base	531	(5)	526	—	—	—
Trademarks	325	(1)	324	—	—	—
EDAP Acquisition
Customer Base	2,300	(2,228)	72	2,300	(2,221)	79
Other	24	(1)	23	24	(1)	23
Total intangible assets	$4,709	$(2,249)	$2,460	$2,324	$(2,222)	$102

          Amortization expense associated with intangible assets for the three-month periods ended September 30, 2011 and 2010 was $27,000 and $6,000 respectively. Amortization expense increased compared to prior year due to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 of the Condensed Financial Statements for further information regarding this acquisition. All intangible assets are amortized using the straight-line method over their estimated remaining useful lives. Patents and technology, customer base and trademarks related to the Prostiva acquisition are being amortized over 9 years, 9 years, and 16 years, respectively. The customer base related to the EDAP acquisition is being amortized over its remaining useful life of 3 years, and other intangible assets related to patent costs are amortized upon issuance over their estimated useful lives.

          Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2012	$234
2013	276
2014	276
2015	258
2016	252

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)

9.	Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	September 30, 2011	June 30, 2011
Raw materials	$498	$558
Work-in-process	168	154
Finished goods	1,439	415
Total inventories	$2,105	$1,127

          The September 30, 2011 finished goods inventory balance includes the inventory acquired as a result of the September 6, 2011 Prostiva acquisition, of which approximately $1.2 million remained at September 30, 2011. In addition, approximately $457,000 of the above finished goods balance represents long-term inventories that we do not expect to sell within the next 12 months, however they are also not considered excess or obsolete.

10.	Other Accrued Expenses

          Other accrued expenses were comprised of the following as of (in thousands):

	September 30, 2011	June 30, 2011
Sales tax accrual	$205	$188
Other	454	353
Total other accrued expenses	$659	$541

11.	Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

          As of June 30, 2011, the liability for gross unrecognized tax benefits was $15,000. During the three-month period ended September 30, 2011, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

          We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1996. We may also be subject to state income tax examinations whose regulations vary by jurisdiction.

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)

12.	Warranty

               Some of our products, including the newly acquired Prostiva products, are covered by warranties against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims during the period of the sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs to sales, the historical length of time between the sale and resulting warranty claim, and other factors.

               Warranty provisions and claims for the three-month periods ended September 30, 2011 and 2010 were as follows (in thousands):

Three Months Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

September 30, 2011	$10	$33	($13)	$30

September 30, 2010	$13	$8	($10)	$11

13.	Commitments and Contingencies

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

14.	Recently Issued Accounting Pronouncements

               In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08), which amends ASC 350 “Intangibles – Goodwill and Other.” This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This update is effective for fiscal years beginning after December 15, 2011. We do not anticipate the adoption of this statement to have an impact on our financial position or results of operations.

               In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. We do not anticipate the adoption of this statement to have an impact on our financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: as a result of our history of operating losses and inadequate operating cash flow, there is substantial doubt about our ability to continue as a going concern; we have a history of unprofitability and may not be able to generate sufficient cash flow to fund our operations; any additional capital we seek may not be available in the amount or at the time we need it; third party reimbursement is critical to market acceptance of our products; we are faced with intense competition and rapid technological and industry change; all of our revenues are derived from minimally invasive therapies that treat one disease, BPH; government regulation has a significant impact on our business; we are dependent upon a limited number of third-party supplies to manufacture our CTT products; our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate; we are dependent on adequate protection of our patent and proprietary rights; our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business; we are dependent on key personnel; we currently fail to meet one of Nasdaq’s listing requirements and if our common stock is delisted it may then become illiquid; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price may be volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price; the license for the Prostiva RF Therapy System could result in operating difficulties and other harmful consequences that may adversely impact our business and results of operations; the Prostiva RF Therapy System license and other agreements require significant future payments; the addition of the Prostiva RF Therapy System to our product portfolio may result in the aggravation of certain risks to our business; and we are dependent upon a limited number of third-party suppliers for the Prostiva RF Therapy System. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

               The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three-month periods ended September 30, 2011 and 2010. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2011.

OVERVIEW

               Urologix develops, manufactures, and markets non-surgical, therapies that use proprietary technology for the treatment of benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. Cooled ThermoTherapy™ (CTT) technology uses targeted microwave energy combined with a unique cooling mechanism that protects healthy urethral tissue and enhances patient comfort to provide safe, effective, lasting relief from the symptoms of BPH by the thermal ablation of hyperplastic prostatic tissue. In addition, on September 6, 2011 we acquired the Prostiva® Radio Frequency (RF) Therapy System that delivers radio frequency energy directly into the prostate destroying targeted tissue, which reduces constriction of the urethra, thereby relieving BPH voiding symptoms. The combination of Prostiva RF Therapy with Cooled ThermoTherapy allows Urologix to offer urologists clinically proven products with established reimbursement that can treat the widest range of patients. We market our Cooled ThermoTherapy control units under the CoolWave® and Targis® names and our procedure kits, that consist of a disposable treatment catheter, Rectal Thermal Unit (RTU) balloon and coolant bag, under the CTC Advance® and Targis names. The Prostiva RF Therapy System is marketed under the Prostiva name. Cooled ThermoTherapy and Prostiva RF Therapy can be performed without general anesthesia or intravenous sedation and can be performed in a urologist’s office or an outpatient clinic. We believe that Cooled ThermoTherapy and Prostiva RF Therapy provide an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

               Our goal is to establish Cooled ThermoTherapy and Prostiva RF Therapy as the two principal treatments of choice for BPH patients who prefer not taking daily medication or who are dissatisfied with symptom improvement, cost or side effects from chronic BPH drugs. The urologist would choose between these two therapies based upon clinical criteria specific to the BPH patient’s presentation. Our business strategy to achieve this goal is to (i) educate both patients and urologists on the benefits of Cooled ThermoTherapy and Prostiva RF Therapy through the Company’s “Think Outside the Pillbox!” campaign, (ii) increase the use of Cooled ThermoTherapy and Prostiva RF Therapy by urologists who already have access to a Cooled ThermoTherapy and/or Prostiva RF Therapy system, (iii) provide more urologists with access to Cooled ThermoTherapy and Prostiva RF Therapy through the use of our own mobile service, (iv) increase the number of urologists who provide Cooled ThermoTherapy and Prostiva RF Therapy to their patients, and (v) continue to partner with our third party mobile providers to grow our businesses within the United States.

               We believe that third-party reimbursement is essential to the continued adoption of Cooled ThermoTherapy and Prostiva RF Therapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to maintaining such reimbursement. We estimate that 70% to 80% of patients who receive Cooled ThermoTherapy and Prostiva RF Therapy treatment in the United States are eligible for Medicare coverage. The remaining patients will be covered by either private insurers, including traditional indemnity health insurers and managed care organizations, or they will be private paying patients. As a result, Medicare reimbursement is particularly critical for widespread market adoption of Cooled ThermoTherapy and Prostiva RF Therapy in the United States.

               Each calendar year the Medicare reimbursement rate for Cooled ThermoTherapy, a transurethral microwave therapy, and Prostiva RF Therapy, a radio frequency energy procedure, is determined by the Centers for Medicare and Medicaid Services (CMS). The Medicare reimbursement rate for physicians varies depending on the procedure type, site of service, wage indexes and geographic location. The national average reimbursement rate is the fixed rate for the year without any geographic adjustments, but does vary based on site of service. Cooled ThermoTherapy and Prostiva RF Therapy can be performed in the urologist’s office, an ambulatory surgery center (ASC), or a hospital as an outpatient procedure.

               The national average of Medicare reimbursement in the physician office setting for all transurethral microwave therapy procedures is $2,350 per procedure and for the radio frequency energy procedure is $2,266 for calendar 2011. We continue to monitor all reimbursement developments closely and will continue to execute on our active reimbursement strategy.

               Cooled ThermoTherapy and Prostiva RF Therapy procedures also are reimbursed when performed in an ASC or a hospital outpatient setting, but these are a small portion of our business and the CMS changes to these rates will not have a material effect on our financial performance.

               Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon “usual and customary” fees. To date, we have received coverage and reimbursement from private insurance companies and HMOs throughout the United States. We intend to continue our efforts to maintain coverage and reimbursement across the United States. There can be no assurance that reimbursement determinations for Cooled ThermoTherapy and Prostiva RF Therapy from these payers or that amounts reimbursed to urologists for performing these procedures will be sufficient to encourage urologists to use Urologix’ product and service offerings.

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

               For calendar 2012, CMS published the Physician Fee Schedule (PFS) final rule covering Cooled ThermoTherapy and Prostiva RF Therapy. The reimbursement for calendar year 2012 will be determined by both the PFS final rule, as well as, congressional actions to address the Sustainable Growth Rate (SGR) formula that affects Medicare reimbursement for all physicians. If Congress acts to stop the negative impacts of the SGR, which they have done in the past, reimbursement in the physician office setting for calendar year 2012 will be $2,156 for Cooled ThermoTherapy and $2,081 for Prostiva RF Therapy. If Congress takes no action to offset the impacts from the SGR, reimbursement for Medicare physician payments for all procedures covered by Medicare Part B will drop by an additional 28%. We are monitoring these developments closely and will continue to execute our reimbursement strategy.

               Internationally, reimbursement approvals for the Cooled ThermoTherapy and Prostiva procedures are awarded on an individual-country basis.

               We will continue to invest in research and development and clinical trials to improve our products and our therapy. These investments are intended to improve our product offering and expand the clinical evidence supporting our proprietary Cooled ThermoTherapy treatment for BPH. We continue to highlight our five year durability data and the ability of urologists using our system to customize the treatment for patients.

               We have incurred net losses of $1,384,000 for the three-month period ended September 30, 2011 and $3,733,000 and $2,169,000 in the fiscal years ended June 30, 2011 and 2010, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through September 30, 2011 of $111,415,000. Subsequent to the end of our 2011 fiscal year, we entered into a license agreement with Medtronic and paid Medtronic $500,000 of the $1,000,000 initial license fee on September 6, 2011. As a result of our history of operating losses and negative cash flows from operations, the licensing fee and integration expenses related to the Prostiva product, and the uncertainty regarding our ability to obtain additional capital, our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies:

               A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2011. At September 30, 2011, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, inventories, valuation of long-lived assets, income taxes, and stock-based compensation. In addition, as of September 30, 2011, our critical accounting policies also include valuation of goodwill and other intangible assets as follows:

Valuation of Identifiable Intangible Assets and Goodwill

               At September 30, 2011, the carrying value of goodwill was $3.3 million. Goodwill is tested for impairment each April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.

               As of September 30, 2011, net identifiable intangible assets consist of patents and technology, customer base, trademarks, and other of $1.5 million, $598,000, $324,000 and $23,000, respectively. All intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 8 for further information). We review identifiable intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

RESULTS OF OPERATIONS

Net Sales

          Net sales for the three-month period ended September 30, 2011 was $3.1 million compared to $3.4 million during the same period of the prior fiscal year. The $210,000 or 6 percent decrease in net sales for the three-month periods ended September 30, 2011, is primarily attributable to reduced order volume due to decreased sales in our direct and mobile channels, partially offset by approximately $430,000 in additional sales from the newly acquired Prostiva product since September 6, 2011.

          During the first quarter of fiscal 2012, revenue derived from sales to direct accounts were 44 percent of sales in the first quarter of fiscal 2012 compared to 38 percent in the prior year period. Revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 42 percent of overall revenue in the current quarter compared to 46 percent of revenues in the first quarter of fiscal 2011. In addition, third party mobile catheter revenue constituted 13 percent of overall revenue in the first quarter of fiscal 2012 compared with 14 percent in the first quarter of fiscal 2011. The increase in direct sales as a percentage of total sales is a result of the newly acquired Prostiva product being sold through the direct channel.

Cost of Goods Sold and Gross Profit

          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Cooled ThermoTherapy mobile service, as well as costs for the newly acquired Prostiva products. Cost of goods sold for the three-month period ended September 30, 2011 increased $204,000, or 13 percent, to $1.7 million, from $1.5 million for the three-month period ended September 30, 2010. The increase in costs of goods sold for the three-month period ended September 30, 2011 is primarily a result of increased cost per unit due to unabsorbed manufacturing expense from lower production.

          Gross profit as a percentage of sales decreased to 45 percent for the three-month period ended September 30, 2011, from 55 percent for the three-month period ended September 30, 2010. The decrease in the gross margin rate is also due to the increased cost per unit as a result of lower production as mentioned above.

Selling, General & Administrative

          Selling, general and administrative expenses of $2.3 million for the first quarter of fiscal 2012 increased $271,000, or 14 percent when compared to selling, general and administrative expenses of $2.0 million in the same period of fiscal 2011. The increase in selling, general and administrative expenses for the three-month period ended September 30, 2011 is primarily due to a $106,000 increase in wages and commissions due to increased sales headcount, a $63,000 increase in consulting fees, a $61,000 increase in legal and audit fees related to the acquisition, and a $38,000 increase in conventions and meetings due to timing of sales meetings.

Research and Development

          Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $481,000 for the three-month period ended September 30, 2011, from $546,000 in the same respective period of the prior fiscal year. The decrease in expense of $65,000, or 12 percent for the three-month period ended September 30, 2011, is due to a decrease in consulting fees of approximately $54,000, a decrease in recruiting fees of $17,000 as well as a decrease in temporary workers of $10,000, partially offset by an increase in wages of $35,000 due to increased headcount.

Net Interest Income/(Expense)

          Net interest expense of approximately $56,000 for the three-month period ended September 30, 2011 is due to implied interest on the deferred acquisition payments, partially offset by minor amounts of interest income on our cash and cash equivalents balance. This compares to interest income of approximately $1,000 for the three-month period ended September 30, 2010.

Provision for Income Taxes

          We recognized an income tax expense of $5,000 for the three-month period ended September 30, 2011, compared to income tax expense of $6,300 for the comparable prior year fiscal period. The tax expense in the three -month periods ended September 30, 2011 and 2010 relates to provisions for state taxes.

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy system control units and single-use treatment catheters. As of September 30, 2011, we had total cash and cash equivalents of $1.6 million compared to cash and cash equivalents of $3.1 million as of June 30, 2011. During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, the remainder due on the anniversary of this date. The $1.5 million decrease in our cash and cash equivalents balance is primarily due to this licensing payment, transaction related expenses, the net loss incurred in the current business and one-time annual operating expenses such as insurance premiums. The amount of decrease in our cash balance in the first quarter of fiscal year 2012 is not expected to continue throughout the remainder of the fiscal year. The cash outflows in the first quarter related to annual operating expenses and the licensing fee will not occur again in fiscal year 2012. In addition, as part of the licensing agreement, payments for Prostiva products and royalties are deferred into the next fiscal year while collections of Prostiva revenue commence immediately.

          As a result of our history of operating losses and negative cash flows from operations, the licensing fee and integration expenses related to the Prostiva product, and the uncertainty regarding our ability to obtain additional capital, there is substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents may not be sufficient to sustain our day-to-day operations for the next 12 months and our ability to continue as a going concern is dependent upon improving our liquidity. While our primary goal is to generate capital through cash flow from operations, we are also pursuing financing alternatives. We intend to seek additional financing by incurring indebtedness or from an offering of our equity securities or both.

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

          The first quarter fiscal year 2012 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

          During the three-month period ended September 30, 2011, we used $1.1 million of cash for operating activities. The net loss of $1.4 million included non-cash charges of $139,000 from depreciation and amortization expense and $87,000 from stock-based compensation expense. Fluctuations in operating items resulted in cash generation for the period of $12,000 as a result of decreased finished goods inventories of $348,000 as a result of decreased production, lower accrued expenses and deferred income balances of $277,000 as a result of an increase in our payroll accrual due to timing and an increase in commission accrual due to increased September sales, partially offset by higher accounts receivable of $433,000 due to higher September sales, and lower prepaid and other assets of $105,000 due to the amortization of a prepaid licensing fee.

          During the three-months ended September 30, 2011, we used $505,000 for investing activities of which $500,000 relates to payment of half of the $1 million licensing fee related to the Prostiva RF Therapy System acquisition. See Note 4 to the Condensed Financial Statements for further details on this acquisition.

          During the three-months ended September 30, 2011, we generated $79,000 of cash from financing activities as a result of proceeds from the exercise of stock options.

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units on a pre-scheduled basis through our mobile service. As of September 30, 2011, our property and equipment, net, included approximately $531,000 of control units used in evaluation or longer-term use programs and in our Company-owned mobile service.

Off Balance Sheet Arrangements

          We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

          Information regarding recently issued accounting pronouncements is included in Note 14 to the condensed financial statements in this Quarterly Report on Form 10-Q.

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

          The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2011, as updated by our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

          On August 12, 2011, the Company received a letter from The NASDAQ Stock Market stating that the bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Listing Rule 5550(a)(2) requiring a minimum bid price of $1.00 per share.

          Under the Listing Rules, the Company has 180 days, or until February 8, 2012, to regain compliance with the minimum bid price requirement for continued listing. In order to achieve compliance with the bid price requirement, the Company’s common stock must maintain a closing $1.00 bid price for a minimum of 10 consecutive business days during the compliance period.

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

Date November 14, 2011