Form 10-Q
period 2011-12-31
UROLOGIX INC
filed 2012-02-14
CIK 882873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2011

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

Yes ☐   No ☒

As of February 1, 2012, the Company had outstanding 14,774,745 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2011 (unaudited)	June 30, 2011 (*)
ASSETS
Current assets:
Cash and cash equivalents	$1,572	$3,061
Accounts receivable, net of allowances of $48 and $50, respectively	2,211	1,358
Inventories	1,932	1,127
Prepaid and other current assets	259	249

Total current assets	5,974	5,795

Property and equipment:
Machinery, equipment and furniture	11,954	11,691
Less accumulated depreciation	(11,031)	(10,830)

Property and equipment, net	923	861
Other intangible assets, net	2,393	102
Goodwill	3,307	—
Long-term inventories	451	—
Other assets	5	5

Total assets	$13,053	$6,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,020	$741
Accrued compensation	660	454
Deferred income	7	21
Short-term deferred acquisition payment	1,724	—
Other accrued expenses	645	541

Total current liabilities	5,056	1,757

Deferred income	9	9
Long-term deferred acquisition payments	5,227	—
Other accrued liabilities	132	151

Total liabilities	10,424	1,917

COMMITMENTS AND CONTINGENCIES (Note 13)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,637 and 14,500 shares issued and outstanding	146	145
Additional paid-in capital	115,017	114,732
Accumulated deficit	(112,534)	(110,031)

Total shareholders’ equity	2,629	4,846

Total liabilities and shareholders’ equity	$13,053	$6,763

(*) The Balance Sheet at June 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Sales	$4,653	$3,321	$7,795	$6,673
Cost of goods sold	2,364	1,473	4,091	2,996
Gross profit	2,289	1,848	3,704	3,677

Costs and expenses:
Selling, general and administrative	2,601	2,013	4,858	3,999
Research and development	588	556	1,069	1,102
Total costs and expenses	3,189	2,569	5,927	5,101

Operating loss	(900)	(721)	(2,223)	(1,424)
Interest income/ (expense)	(213)	—	(269)	1

Loss before taxes	(1,113)	(721)	(2,492)	(1,423)
Income tax expense/ (benefit)	6	(9)	11	(3)
Net loss	$(1,119)	$(712)	$(2,503)	$(1,420)

Net loss per common share - basic	$(0.08)	$(0.05)	$(0.17)	$(0.10)

Net loss per common share - diluted	$(0.08)	$(0.05)	$(0.17)	$(0.10)

Weighted average number of shares used in basic per share calculations	14,744	14,548	14,735	14,553

Weighted average number of shares used in diluted per share calculations	14,744	14,548	14,735	14,553

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended Dec. 31,
	2011	2010
Operating Activities:
Net loss	$(2,503)	$(1,420)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	325	309
Employee stock-based compensation expense	199	200
Provision for bad debts	—	(36)
Loss on disposal of assets	10	10
Implied interest on deferred acquisition payments	269	—
Change in operating items:
Accounts receivable	(853)	(186)
Inventories	(38)	(180)
Prepaid and other assets	(10)	47
Accounts payable	1,279	292
Accrued expenses and deferred income	277	(259)
Net cash used for operating activities	(1,045)	(1,223)

Investing Activities:
Purchase of property and equipment	(31)	(190)
Purchases of intellectual property	—	(1)
Acquisition of business	(500)	—
Net cash used for investing activities	(531)	(191)

Financing Activities:
Proceeds from stock option exercises	87	—
Net cash provided by financing activities	87	—

Net decrease in cash and cash equivalents	(1,489)	(1,414)
Cash and cash equivalents:
Beginning of period	3,061	5,702
End of period	$1,572	$4,288

Supplemental cash-flow information

Income taxes paid during the period	$11	$5
Net amount of inventory transferred to property and equipment	$144	$38
Non-cash consideration for acquisition	$6,682	$—

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

1.       Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2011 and the statements of operations and cash flows for the three and six-months ended December 31, 2011 and 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2011.

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

3.      Liquidity

As of December 31, 2011, the Company’s cash and cash equivalents balance remained consistent with the prior quarter at $1,572,000. The Company incurred net losses of $2,503,000 for the six-month period ended December 31, 2011 and $3,733,000 and $2,169,000 in the fiscal years ended June 30, 2011 and 2010, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through December 31, 2011 of $112,534,000.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remainder due on the one-year anniversary of this date.  In addition, as part of the licensing agreement, payments for Prostiva products and royalties are deferred into the next fiscal year while collections of Prostiva revenue commence immediately. As a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee and transaction expenses related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern.  The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months and the Company’s ability to continue as a going concern is dependent upon improving its liquidity. While its primary goal is to generate capital through cash flow from operations, the Company is also pursuing financing alternatives. On January 11, 2012, the Company entered into a line of credit facility with Silicon Valley Bank to provide additional liquidity. The line of credit allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. The Company is continuing to pursue alternatives that are designed to improve its cash and liquidity position which include incurring additional indebtedness or an offering of its equity securities or both.

There can be no assurance that the Company will be able to raise additional capital through a debt or equity financing.  If the Company does obtain additional financing, there can be no assurance that it will be obtained in an amount that is sufficient, in a timely manner, or on terms and conditions acceptable to the Company or its shareholders. If the Company is unable to obtain additional capital in an amount sufficient to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations.

The financial statements as of and for the three and six-months ended December 31, 2011 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

The above transaction was accounted for as a business combination. Under the terms of the agreements the Company will be responsible for the manufacturing, sourcing, operations, compliance, quality, regulatory and other matters of the Prostiva RF Therapy System. The Company entered into this transaction to increase its addressable patient population, customer base and sales force. As a result of this transaction, Urologix became the clear market leader for providing in-office treatment solutions for symptomatic or obstructive BPH with over 50 percent market share.

The Company hired independent valuation specialists to assist management with its determination of the fair value of the consideration to be paid as well as the fair value of the assets acquired in the acquisition of the Prostiva RF Thereapy System. Management is responsible for the estimates and valuations. The work performed by the independent valuation specialists has been considered in management’s estimates of fair value reflected below.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

The Company estimates that the fair value of the consideration to be paid to acquire the Prostiva business is approximately $7.2 million, of which approximately $6.7 million is still payable at December 31, 2011. Included in the total consideration is the licensing fee, of which $500,000 was paid on September 6, 2011 and $500,000 is due on the anniversary of this date, deferred payments for acquired inventory, and royalties on Prostiva products sold, subject to minimum and maximum amounts. The consideration is categorized as contingent or non-contingent. The non-contingent consideration consists of future cash payments with an acquisition date fair value of $4.3 million. The estimated royalty payments between the minimum and maximum amounts are contingent consideration and are measured at fair value at the acquisition date by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The Company estimates the fair value of the future contingent consideration at $2.9 million at December 31, 2011. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved with the changes in fair value recognized in operating income/(loss). There was no change in the estimated fair value of the contingent consideration for the period ended December 31, 2011.

The Company assumed no liabilities in the acquisition. The allocation of purchase consideration to assets acquired is not yet finalized as the Company continues to evaluate the fair value of certain assets related to the acquisition of Prostiva. The preliminary fair values of the assets acquired by major class in the acquisition are as follows (in thousands):

Finished Goods Inventory	$1,362
Manufacturing Equipment	128
Identifiable Intangible Assets
Patents and Technology	1,529
Customer List	531
Trademarks	325
Goodwill	3,307
Total assets acquired	$7,182

Additional information that existed at the acquisition date but was at that time unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets may result in a corresponding adjustment to goodwill.

The goodwill of $3.3 million represents the value of the functional business already in place at the time of acquisition and the expected higher future revenue stream from the combined product lines as a result of expected synergies from the combined businesses. For tax purposes the payments related to the acquisition of Prostiva RF Therapy System patent rights and other intangible assets are treated as payment in respect of a license agreement. The license and royalty payments will be deductible for tax purposes when the liability is incurred. The inventory and manufacturing equipment acquired is treated for tax purposes as an asset purchase and will be depreciated. Consequently, the goodwill and other intangible assets recorded for book purposes as a business combination are not deductible for tax purposes.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

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

For the six-months ended December 31, 2011, the Company incurred $253,000 of transaction related expenses, primarily related to legal and accounting fees, which are included in selling, general and administrative expenses. Total cumulative transaction expenses were $356,000, of which $103,000 were incurred in prior periods and included in selling, general and administrative expenses in those periods.

In addition to the above transaction payments, the Company is required to pay an annual licensing fee of $65,000 to Medtronic, as well as a monthly $30,000 transition services fee that began in November 2011 for transition services provided by Medtronic until the earlier of the end of the initial term of the Transition Agreement or the last of certain United States or European Union regulatory transfers. As these fees are for services being provided by Medtronic on a go-forward basis, they are not included in total consideration for the acquisition of the Prostiva RF Therapy System and will be expensed in the period incurred and reported as part of selling, general and administrative expenses.

The revenue and operating expenses related to the Prostiva business have been included in the Company’s results of operations since September 6, 2011, the date of acquisition. The acquired Prostiva business was not operated as a separate subsidiary, division or entity by Medtronic, Inc. As a result, the Company is unable to accurately determine earnings/(loss) for the Prostiva business on a standalone basis since the date of acquisition. Prostiva revenue included in reported Urologix revenue for the three and six-months ended December 31, 2011 totaled approximately $1.6 million and $2.1 million, respectively.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

As previously mentioned, as the Prostiva business was not operated as a separate subsidiary, division or entity, Medtronic did not maintain separate financial statements for the Prostiva business. As a result, the following unaudited pro-forma financial information represents revenue and only direct expenses for the Prostiva business prior to the September 6, 2011 acquisition date. The below pro-forma financial information shows the revenue and net loss as if the businesses were combined for the three and six-months ended December 31, 2011 and 2010 (in thousands except per share amounts).

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Pro forma net revenue	$4,653	$6,145	$9,051	$12,166
Pro forma net loss	$(1,254)	$(704)	$(2,445)	$(1,002)
Pro forma net loss per share (basic)	$(0.09)	$(0.05)	$(0.17)	$(0.07)
Pro forma net loss per share (diluted)	$(0.09)	$(0.05)	$(0.17)	$(0.07)

The above pro forma financial information excludes the non-recurring acquisition related expenses of $356,000. However, the pro forma financial information does include the amortization and depreciation expense from acquired Prostiva assets, the implied interest expense on deferred acquisition payments, and the expense related to the increase in the fair value of acquired Prostiva inventories as if they had occurred as of July 1st of the first period presented. The pro forma financial information is not indicative of the results that would have actually been realized if the acquisitions had occurred as of the beginning of fiscal years 2012 or 2011, or of results that may be realized in the future.

5.      Stock-Based Compensation

The Company has an equity compensation plan, the 1991 Stock Option Plan (the “1991 Plan”), that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of December 31, 2011, we had reserved 4,450,910 shares of common stock under the 1991 Plan, and 363,734 shares were available for future grants. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of the 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting receive an option grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

Options were granted to a non-employee consultant to purchase a total of 20,000 shares in the first quarter of fiscal year 2011. These options are non-qualified options which expire 10 years from the grant date and become fully vested over 24 months from the date of grant provided the consultant is still providing services to the Company. As these options were granted to a non-employee consultant, the final value of these options will be determined at their vesting dates, rather than the date of grant, using the Black-Scholes option pricing model and marked to market at each reporting date until they become fully vested. The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applies the modified prospective method in determining stock option expense. The Company’s results of operations reflect compensation expense for new stock options granted and vested under the 1991 Plan and the unvested portion of previous stock option grants and restricted stock which vest during the year.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

Amounts recognized in the financial statements for the three and six-months ended December 31, 2011 and 2010 related to stock-based compensation were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Cost of goods sold	$7	$10	$15	$22
Selling, general and administrative	94	85	164	156
Research and development	11	12	20	22
Total cost of stock-based compensation	$112	$107	$199	$200
Tax benefit of options issued	—	—	—	—
Total stock-based compensation, net of tax	$112	$107	$199	$200

Except as stated above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-months ended December 31, 2011 and 2010 using the Black-Scholes option-pricing model:

	2011	2010
Volatility	79.39%	80.17%
Risk-free interest rate	0.42%	1.0%
Expected option life	3.3 years	3.8 years
Stock dividend yield	—	—

A summary of our option activity for the six-months ended December 31, 2011 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2011	1,737,373	$1.78		$28,237
Options granted	209,000	0.90
Options forfeited	(14,003)	1.00
Options expired	(83,747)	5.94
Options exercised	(76,297)	1.15
Outstanding at December 31, 2011	1,772,326	1.51	7.50	112,006
Exercisable at December 31, 2011	1,078,233	1.75	6.81	46,912

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.08 and $0.95 on December 31, 2011 and June 30, 2011, respectively, which would have been received by the optionees had all in-the-money options been exercised on that date.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

On August 9, 2011, the Company’s Compensation Committee recommended, and the Board of Directors approved, an award of restricted stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2011 Annual Meeting of Shareholders held on November 8, 2011 with the number of shares of restricted stock equal to $17,500 divided by the closing price of the Company’s common stock on the date of the Annual Meeting, rounded up to the next whole share. A total of 72,168 shares of restricted stock were granted under the 1991 Plan to the Company’s non-employee directors on the date of the Annual Meeting or 18,042 shares of restricted stock to each of the Company’s four non-employee directors. The restrictions on the restricted stock lapse on the first business day immediately prior to the date of the Company’s 2012 Annual Meeting of Shareholders if the director is serving on the board as of such date. The restricted stock award was in addition to the 10,000 share stock option granted to each non-employee director annually under the 1991 Plan.

A summary of restricted stock award activity for the six-month period ended December 31, 2011 is as follows:

	Number of Shares Underlying Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Nonvested at July 1, 2011	126,608	$1.05
Shares granted	72,168	0.97
Shares forfeited	—	—
Shares vested	(60,976)	0.82
Nonvested at December 31, 2011	137,800	$1.11

As of December 31, 2011, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the Plan was $286,000 and $99,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.6 years for non-vested stock options and 0.9 years for restricted stock awards.

6.       Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 14,744 and 14,548, for the three-months ended December 31, 2011 and 2010, respectively, and 14,735 and 14,553, for the six-months ended December 31, 2011 and 2010, respectively.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

The dilutive effect of stock options excludes approximately 1.41 million and 1.43 million options for the three and six-months ended December 31, 2011, respectively, and 1.78 million and 1.65 million options for the three and six-months ended December 31, 2010, respectively, for which the exercise price was higher than the average market price. In addition, 18,449 and 6,231 of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three-months ended December 31, 2011 and December 31, 2010, respectively, as they would be anti-dilutive due to the Company’s net loss for such periods. For the six-months ended December 31, 2011 and 2010, there were 2,141 and 2,800 potentially dilutive stock options, respectively, excluded from diluted weighted average common shares outstanding, as they would also be anti-dilutive due to the Company’s net loss for these six-month periods.

7.       Goodwill

The Company had approximately $3,307,000 of goodwill as of December 31, 2011 related to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 to the Notes to the Condensed Financial Statements for further information regarding this acquisition. Goodwill will be tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist.

8.      Intangible Assets

Intangible assets as of December 31, 2011 and June 30, 2011 consisted of the following (in thousands):

	December 31, 2011			June 30, 2011
	Carrying Value	Accumulated Amortization	Net Carrying Value	Carrying Value	Accumulated Amortization	Net Carrying Value
Prostiva Acquisition
Patents and Technology	$1,529	$(57)	$1,472	—	—	—
Customer Base	531	(20)	511	—	—	—
Trademarks	325	(7)	318	—	—	—
EDAP Acquisition
Customer Base	2,300	(2,234)	66	2,300	(2,221)	79
Other	24	(1)	23	24	(1)	23
Total intangible assets	$4,709	$(2,319)	$2,390	$2,324	$(2,222)	$102

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

Amortization expense associated with intangible assets for the three and six-months ended December 31, 2011 was $68,000 and $95,000, respectively and was $12,000 and $6,000, respectively, for the three and six-months ended December 31, 2010. Amortization expense increased compared to prior year due to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 of the Condensed Financial Statements for further information regarding this acquisition. All intangible assets are amortized using the straight-line method over their estimated remaining useful lives. Patents and technology, customer base and trademarks related to the Prostiva acquisition are being amortized over 9 years, 9 years, and 16 years, respectively. The customer base related to the EDAP acquisition is being amortized over its remaining useful life of 3 years, and other intangible assets related to patent costs are amortized upon issuance over their estimated useful lives.

Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2012	$139
2013	276
2014	276
2015	258
2016	252

9.      Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	December 31, 2011	June 30, 2011
Raw materials	$496	$558
Work-in-process	132	154
Finished goods	1,755	415
Total inventories	$2,383	$1,127

The December 31, 2011 finished goods inventory balance includes the inventory acquired as a result of the September 6, 2011 Prostiva acquisition, of which approximately $731,000 remained at December 31, 2011. In addition, approximately $451,000 of the above finished goods balance represents long-term inventories that the Company does not expect to sell within the next 12 months, however they are also not considered excess or obsolete.

10.      Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	December 31, 2011	June 30, 2011
Sales tax accrual	$197	$188
Other	448	353
Total other accrued expenses	$645	$541

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

11.      Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. The Company recognizes deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of June 30, 2011, the liability for gross unrecognized tax benefits was $15,000. During the three and six-months ended December 31, 2011, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not change significantly in the next twelve months.

The Company files income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. The Company is subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1996. The Company may also be subject to state income tax examinations whose regulations vary by jurisdiction.

12.       Warranty

Some of the Company’s products, including the newly acquired Prostiva products, are covered by warranties against defects in material and workmanship for periods of up to 24 months. The Company records a liability for warranty claims during the period of the sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs to sales, the historical length of time between the sale and resulting warranty claim, and other factors.

Warranty provisions and claims for the six-months ended December 31, 2011 and 2010 were as follows (in thousands):

Six Months Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

December 31, 2011	$ 10	$ 52	$(24)	$ 38

December 31, 2010	$ 13	$ 23	$(22)	$ 14

13.      Commitments and Contingencies

Legal Proceedings

The Company has been involved in various legal proceedings and other matters that arise in the normal course of its business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As of December 31, 2011, the Company was not involved in any legal proceedings or other matters that would have a material effect on the financial position, liquidity or results of operations of the Company.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

14.       Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08), which amends ASC 350 “Intangibles – Goodwill and Other.”  This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  This update is effective for fiscal years beginning after December 15, 2011.  The Company does not anticipate the adoption of this statement to have an impact on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) Presentation of Comprehensive Income", which provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments are effective for fiscal years beginning after December 15, 2011. The amendments are to be applied retrospectively, with early adoption permitted. The Company does not anticipate the adoption of this statement to have an impact on its financial position or results of operations.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements.  The Company does not anticipate the adoption of this statement to have an impact on its financial position or results of operations.

15.       Subsequent Event

On January 11, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the Loan Agreement, SVB will make revolving advances to the Company of the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts. All amounts borrowed by the Company under this revolving line of credit will be due January 11, 2014. However, the Company must immediately repay the line of credit by the amount the aggregate outstanding advances exceed the lesser of $2.0 million or the borrowing base, together with accrued interest at a default rate of 5.0% above the otherwise applicable rate. If the line of credit terminates prior to the January 11, 2014 maturity date either at the Company’s election or at SVB’s election due to the occurrence and continuance of an event of default, the Company must pay a fee of $20,000.

In order to be “Streamline Eligible,” the Company’s unrestricted cash maintained at SVB for the immediately preceding month has to be greater than the outstanding obligations as well as no event of default continuing. The principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to either the prime rate plus 2.75% if the Company is Streamline Eligible, or the prime rate plus 3.75% if the Company is not Streamline Eligible. Interest is payable monthly.

Urologix, Inc.

Notes to Condensed Financial Statements

December 31, 2011

(Unaudited)

In connection with the Loan Agreement, the Company granted SVB a first priority security interest in certain properties, rights and assets of the Company, specifically excluding intellectual property. The Loan Agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations. The Company also must meet a financial covenant that requires the Company’s maximum loss, on a trailing three month period, not be greater than $1.5 million, tested on the last day of each month. The Loan Agreement also prohibits the Company from making any dividends, distributions or payments on the Company’s capital stock, including its common stock, $0.01 par value, or from redeeming, retiring or repurchasing any capital stock, including the Company’s common stock, $0.01 par value.

The Company is liable to SVB for fees in consideration of the revolving line of credit, including (i) a commitment fee of $30,000, half of which was due on January 11, 2012 and half of which will be due January 11, 2013; (ii) an unused revolving line facility fee, payable monthly, in arrears, on a calendar year basis, in an amount equal to 0.50% per annum of the average unused portion of the revolving line, as determined by SVB; (iii) a monthly collateral monitoring fee of $750 payable in arrears on the last day of each month for each month the Company is not Streamline Eligible; and (iv) legal expenses of SVB not to exceed $10,000. The Company paid SVB a fee of $25,000 in December 2011 to cover upfront expenses including legal expenses and due diligence costs. The unused portion of that fee was applied to the commitment fee due January 11, 2012.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: as a result of our history of operating losses and inadequate operating cash flow, there is substantial doubt about our ability to continue as a going concern; we have a history of unprofitability and may not be able to generate sufficient cash flow to fund our operations; any additional capital we seek may not be available in the amount or at the time we need it; third party reimbursement is critical to market acceptance of our products; we are faced with intense competition and rapid technological and industry change; all of our revenues are derived from minimally invasive therapies that treat one disease, BPH; government regulation has a significant impact on our business; we are dependent upon a limited number of third-party supplies to manufacture our Cooled ThermoTherapy™ (CTT) products; our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate; we are dependent on adequate protection of our patent and proprietary rights; our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business; we are dependent on key personnel; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price may be volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price; the license for the Prostiva RF Therapy System could result in operating difficulties and other harmful consequences that may adversely impact our business and results of operations; the Prostiva RF Therapy System license and other agreements require significant future payments; the addition of the Prostiva RF Therapy System to our product portfolio may result in the aggravation of certain risks to our business; and we are dependent upon a limited number of third-party suppliers for the Prostiva RF Therapy System. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three-months ended December 31, 2011 and 2010. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2011.

OVERVIEW

Urologix develops, manufactures, and markets non-surgical, therapies that use proprietary technology for the treatment of the symptoms and obstruction resulting from benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. Cooled ThermoTherapy™ (CTT) technology uses targeted microwave energy combined with a unique cooling mechanism that protects healthy urethral tissue and enhances patient comfort to provide safe, effective, lasting relief from the symptoms of BPH by the thermal ablation of hyperplastic prostatic tissue. In addition, on September 6, 2011 we acquired the Prostiva® Radio Frequency (RF) Therapy System that delivers radio frequency energy directly into the prostate destroying targeted tissue, which reduces constriction of the urethra, thereby relieving BPH voiding symptoms. The combination of Prostiva RF Therapy with Cooled ThermoTherapy allows Urologix to offer urologists clinically proven products with established reimbursement that can treat the widest range of patients. We market our Cooled ThermoTherapy control units under the CoolWave® and Targis® names and our procedure kits, that consist of a disposable treatment catheter, Rectal Thermal Unit (RTU) balloon and coolant bag, under the CTC Advance® and Targis names. The Prostiva RF Therapy System is marketed under the Prostiva name. Cooled ThermoTherapy and Prostiva RF Therapy can be performed without general anesthesia or intravenous sedation and can be performed in a urologist’s office or an outpatient clinic. We believe that Cooled ThermoTherapy and Prostiva RF Therapy provide an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

During the second quarter of fiscal 2012 we initiated sales of the Prostiva RF Therapy system in Europe by entering into supply agreements with distributors in targeted countries. Total international Prostiva sales during the three-months ended December 31, 2011 were $91,000.

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

Each calendar year the Medicare reimbursement rates for Cooled ThermoTherapy, a transurethral microwave therapy, and Prostiva RF Therapy, a radio frequency energy procedure, are determined by the Centers for Medicare and Medicaid Services (CMS). The Medicare reimbursement rate for physicians varies depending on the procedure type, site of service, wage indexes and geographic location. The national average reimbursement rate is the fixed rate for the year without any geographic adjustments, but does vary based on site of service. Cooled ThermoTherapy and Prostiva RF Therapy can be performed in the urologist’s office, an ambulatory surgery center (ASC), or a hospital as an outpatient procedure.

The national average of Medicare reimbursement in the physician office setting for all transurethral microwave therapy procedures was $2,350 per procedure and for the radio frequency energy procedure was $2,266 for calendar 2011. The reimbursement for calendar year 2012 is determined by both the annual Medicare Physician Fee Schedule, as well as, congressional actions to address the Sustainable Growth Rate (SGR) formula that affects Medicare reimbursement for all physicians.  Congress acted to defer the negative impacts of the SGR formula until March 1, 2012. As a result, the national average reimbursement in the physician office setting for January and February 2012 is currently $2,156 for Cooled ThermoTherapy and $2,081 for Prostiva RF Therapy.  If Congress takes no action prior to March 1, 2012 to continue to offset the impacts from the SGR formula, reimbursement for Medicare physician payments for all procedures covered by Medicare Part B will drop by an additional 28%.  We continue to monitor all reimbursement developments closely and will continue to execute on our active reimbursement strategy.

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

We have incurred net losses of $2,503,000 for the six-months ended December 31, 2011 and $3,733,000 and $2,169,000 in the fiscal years ended June 30, 2011 and 2010, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through December 31, 2011 of $112,534,000. Subsequent to the end of our 2011 fiscal year, we entered into a license agreement with Medtronic and paid Medtronic $500,000 of the $1,000,000 initial license fee on September 6, 2011. As a result of our history of operating losses and negative cash flows from operations, the licensing fee and integration expenses related to the Prostiva product, and the uncertainty regarding our ability to obtain additional capital, our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2011. At December 31, 2011, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, inventories, valuation of long-lived assets, income taxes, and stock-based compensation. In addition, as of December 31, 2011, our critical accounting policies also include valuation of goodwill and other intangible assets as follows:

Valuation of Identifiable Intangible Assets and Goodwill

At December 31, 2011, the carrying value of goodwill was $3.3 million. Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.

As of December 31, 2011, net identifiable intangible assets consist of patents and technology, customer base, trademarks, and other of $1,472,000, $577,000, $318,000 and $23,000, respectively. All intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 8 for further information). We review identifiable intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six-months ended December 31, 2011 were $4.7 million and $7.8 million, respectively, compared to $3.3 million and $6.7 million, respectively, during the same periods of the prior fiscal year. The $1.3 million, or 40 percent, increase in net sales, and the $1.1 million, or 17 percent, increase in net sales for the comparable three and six-months ended December 31, 2011 and December 31, 2010, is attributable to the incremental sales from the Prostiva product line acquired from Medtronic on September 6, 2011.

During the second quarter of fiscal 2012, revenue derived from sales to direct accounts were 62 percent of sales in the second quarter of fiscal 2012 compared to 36 percent in the prior year period. Revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 29 percent of overall revenue in the current quarter compared to 44 percent of revenues in the second quarter of fiscal 2011. In addition, third party mobile catheter revenue constituted 9 percent of overall revenue in the second quarter of fiscal 2012 compared with 15 percent in the second quarter of fiscal 2011. The increase in direct sales as a percentage of total sales is a result of the newly acquired Prostiva product being sold through the direct channel.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Cooled ThermoTherapy mobile service, as well as costs for the newly acquired Prostiva products. Cost of goods sold for the three-months ended December 31, 2011 increased $891,000, or 60 percent, to $2.4 million, and for the six-months ended December 31, 2011 increased $1.1 million, or 37 percent, to $4.1 million, from $1.5 million and $3.0 million during the respective periods of the prior year. The increase in costs of goods sold for the three and six-months ended December 31, 2011 is primarily a result of the higher sales mentioned above, the over capitalization of manufacturing expense in the prior year periods, as well as an additional $86,000 and $127,000, respectively, of non-cash expenses such as amortization and depreciation expense related to the acquired Prostiva assets in the three and six-months ended December 31, 2011.

Gross profit as a percentage of sales decreased to 49 percent and 48 percent, respectively, for the three and six-months ended December 31, 2011 from 56 percent and 55 percent, respectively, for the three and six-months ended December 31, 2010. The decrease in gross margin rate for the three-months ended December 31, 2011 is due to lower gross margins on the newly acquired Prostiva product line of 45 percent, as well as a negative impact from the product mix in the Cooled Thermotherapy business and higher fixed costs due to lower production levels. The decrease in gross margin for the six-months ended December 31, 2011 is due to higher underabsorption expense as a result of lower production, as well as the lower gross margins on the Prostiva product line previously mentioned.

Selling, General & Administrative

Selling, general and administrative expenses of $2.6 million for the second quarter of fiscal 2012 increased $588,000, or 29 percent when compared to selling, general and administrative expenses of $2.0 million in the same period of fiscal 2011. The increase in selling, general and administrative expenses for the three-months ended December 31, 2011 is largely due to a $318,000 increase in sales and marketing wages and benefits, including commissions, as a result of increased sales and the expansion of the sales force from the Prostiva acquisition. In addition, legal and audit fees increased by $141,000 as a result of the Prostiva transaction, as well as a $95,000 increase in convention and meeting expenses.

For the six-months ended December 31, 2011, selling, general and administrative expenses increased $859,000, or 21 percent, to $4.9 million from $4.0 million reported for the same six-month period of fiscal year 2011. The increase in expense when compared to the six-months ended December 31, 2010 is primarily the result of a $433,000 increase in sales and marketing wages and benefits, including commissions, a $202,000 increase in legal and audit fees, and a $132,000 increase in convention and meetings expenses for the reasons previously mentioned.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased to $588,000 and $1.1 million, for the three and six-months ended December 31, 2011, respectively, from $556,000 and $1.1 million in the same respective periods of the prior fiscal year. The increase in expense of $32,000, or 6 percent for the three-months ended December 31, 2011, is due to increased wages and benefits of $73,000 as a result of hiring in our Clinical department and a $60,000 increase in other expenses related to the monthly $30,000 transition services fee to Medtronic. These increases were partially offset by an $85,000 decrease in consulting and professional fees. The decrease in research and development expenses of $33,000 or 3 percent for the six-months ended December 31, 2011 is due to a $140,000 decrease in consulting and professional fees and a $27,000 decrease in project expenses, partially offset by a $102,000 increase in wages and benefits, as well a $58,000 increase in other expenses related to the Medtronic transition services fee.

Net Interest Income/(Expense)

Net interest expense of approximately $213,000 and $269,000 for the three and six-months ended December 31, 2011, respectively, is due to interest accretion on the deferred acquisition payments, partially offset by minor amounts of interest income on our cash and cash equivalents balance. This compares to interest income of less than $1,000 for the three and six-months ended December 31, 2010.

Provision for Income Taxes

We recognized income tax expense of $6,000 and $11,000 for the three and six-months ended December 31, 2011, respectively, compared to an income tax benefit of $9,000 and $3,000 for the comparable prior year fiscal periods. The tax expense in the three and six-months ended December 31, 2011 relates to provisions for state taxes. The tax benefit in the three and six-months ended December 31, 2010 relates to estimates for research and development credits, partially offset by provisions for state taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of December 31, 2011, we had total cash and cash equivalents of $1.6 million.

During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remainder due on the one-year anniversary of this date. In addition, as part of the licensing agreement, payments for Prostiva products and royalties are deferred into the next fiscal year while collections of Prostiva revenue commence immediately.

As a result of our history of operating losses and negative cash flows from operations, the licensing fee and integration expenses related to the Prostiva product, and the uncertainty regarding our ability to obtain additional capital, there is substantial doubt about our ability to continue as a going concern.  Our cash and cash equivalents may not be sufficient to sustain our day-to-day operations for the next 12 months and our ability to continue as a going concern is dependent upon improving our liquidity. We review our cash position at a minimum on a monthly basis.

While our primary goal is to generate cash flow from operations by increasing revenues and diligently managing expenses, we are also pursuing financing alternatives. On January 11, 2012, we entered into a line of credit facility with Silicon Valley Bank to provide additional liquidity. The line of credit allows borrowing by us of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. We do not intend to draw on this credit facility until such time as we would need it to meet outstanding obligations and sustain the day to day operations of the business.

Our cash needs will depend on our ability to generate revenue from our operations, our ability to manage expenses, and the timing and amount of payments to Medtronic relating to the Prostiva product. Commencing with the third quarter of fiscal 2012, we will be required to pay Medtronic for purchases of Prostiva product on a net 30 day basis; however transaction expenses related to the Prostiva acquisition that have affected our cash use in the first and second quarter of fiscal 2012 should be minimal going forward. Although we generated $17,000 of cash in the second fiscal quarter ended December 31, 2011 compared to cash utilization of $413,000 in the same period last year, this cash performance is a result, in part, of beneficial payment terms on Prostiva product inventory and the timing of royalty payments. During the first quarter of fiscal year 2013, payments to Medtronic for $1.3 million of Prostiva product purchased during the second quarter of fiscal year 2012 will be due. These payments were deferred as a result of 270 day terms negotiated as part of the license agreement. In addition, royalty payments on the first year of Prostiva sales are also due in the first quarter of fiscal 2013. We may not be able to generate enough cash flow from operations in order to meet these substantial payment obligations. Accordingly, while we have the line of credit available to us, we are continuing to pursue alternatives that are designed to improve our cash and liquidity position which may include incurring additional indebtedness or an offering of its equity securities or both.

There can be no assurance that the Company will be able to raise additional capital through a debt or equity financing.  If the Company does obtain additional financing, there can be no assurance that additional financing will be obtained in an amount that is sufficient for our needs, in a timely manner, or on terms and conditions acceptable to us or our shareholders. If we are unable to obtain additional capital in an amount sufficient for our needs and in a timely manner, we may be required to further reduce our expenses and curtail our capital expenditures, sell our assets, or suspend or discontinue our operations.

The second quarter fiscal year 2012 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

During the six-months ended December 31, 2011, we used $1.0 million of cash for operating activities. The net loss of $2.5 million included non-cash charges of $325,000 from depreciation and amortization expense and $199,000 from stock-based compensation expense. Changes in operating items resulted in the generation of $655,000 of operating cash flow for the period as a result of higher accounts payable of $1.3 million and higher accrued expense and deferred income of $277,000, partially offset by higher accounts receivable of $853,000. The increase in accounts payable is the result of, as previously mentioned, the deferral of payments for approximately $1.3 million of Prostiva product purchased during the second quarter from 270-day terms negotiated as part of the licensing agreement with Medtronic. The increase in accrued expenses and deferred income is the result of an increase of $122,000 in the commission accrual due to the increase in sales, as well as a $58,000 increase in the bonus accrual as we are currently meeting more of our bonus objectives in fiscal year 2012. The increase in accounts receivable is the result of the increase in sales as days sales outstanding remained relatively consistent at 42 days versus 41 days as of December 31, 2010.

During the six-months ended December 31, 2011, we used $531,000 for investing activities of which $500,000 relates to payment of half of the $1 million licensing fee related to the Prostiva RF Therapy System acquisition. The remaining $31,000 of investing activities relates to the purchase of property and equipment to support our business operations. See Note 4 to the Condensed Financial Statements for further details on this acquisition.

During the six-months ended December 31, 2011, we generated $87,000 of cash from financing activities as a result of proceeds from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of December 31, 2011, our property and equipment, net, included approximately $560,000 of control units, generators and scopes used in evaluation or longer-term use programs and in our Company-owned mobile service.

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

Our policy is not to enter into derivative financial instruments. We do not have any material foreign currency exposure. In addition, we do not enter into any futures or forward commodity contracts since we do not have significant market risk exposure with respect to commodity prices.

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

ITEM 1A.    RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2011, as updated by our subsequent filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as updated, except as set forth below:

We may not comply with Nasdaq’s listing requirements and if our common stock is delisted it may then become illiquid.

Although we currently meet all of the Nasdaq listing requirements, we may not meet all of these requirements in the future. For example, the Nasdaq Listing Rules require that we have minimum shareholders’ equity of at least $2.5 million. Without an equity financing prior to March 31, 2012, we expect to be out of compliance with the minimum shareholders’ equity requirement at March 31, 2012. If we fail to meet the minimum shareholders’ equity listing requirement, we must submit a plan of compliance to The Nasdaq Stock Market. Upon review of the plan of compliance, Nasdaq will determine whether we have regained compliance, an extension of time to regain compliance is warranted, or to delist our common stock from The Nasdaq Capital Market. We cannot assure you that we will comply in the future with the requirements for continued listing on The Nasdaq Capital Market or, that if we do not comply, that we will be able to regain compliance within the timeframes permitted by the Nasdaq Listing Rules.

If we fail at any time to satisfy each of the requirements for continued listing on The Nasdaq Capital Market, our common stock may be delisted. If delisted from The Nasdaq Capital Market, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor would find it more difficult to buy or sell our common stock in the open market if it were quoted on the over-the-counter market or the OTC Bulletin Board. There can be no assurance that our common stock may be sold without a significant negative impact on the price per share that may make it more difficult for us to meet the minimum bid price requirement or that any market will continue to exist for our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    [REMOVED AND RESERVED]

ITEM 5.    OTHER INFORMATION

None.

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

Date February 14, 2012

