Form 10-Q
period 2012-03-31
UROLOGIX INC
filed 2012-05-14
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐    No  ☒

As of April 1, 2012, the Company had outstanding 14,784,535 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	March 31, 2012 (unaudited)	June 30, 2011 (*)
ASSETS
Current assets:
Cash and cash equivalents	$1,857	$3,061
Accounts receivable, net of allowances of $76 and $50, respectively	2,375	1,358
Inventories	1,700	1,127
Prepaid and other current assets	255	249

Total current assets	6,187	5,795

Property and equipment:
Machinery, equipment and furniture	11,979	11,691
Less accumulated depreciation	(11,077)	(10,830)

Property and equipment, net	902	861
Other intangible assets, net	2,331	102
Goodwill	3,148	—
Long-term inventories	469	—
Other assets	5	5

Total assets	$13,042	$6,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,740	$741
Accrued compensation	832	454
Deferred income	12	21
Short-term deferred acquisition payment	2,224	—
Other accrued expenses	670	541

Total current liabilities	6,478	1,757

Deferred tax liability	25	—
Deferred income	—	9
Long-term deferred acquisition payments	4,665	—
Other accrued liabilities	122	151

Total liabilities	11,290	1,917

COMMITMENTS AND CONTINGENCIES (Note 14)
Shareholders’ equity:
Common stock, $.01 par value, 25,000 shares authorized; 14,647 and 14,500 shares issued and outstanding	147	145
Additional paid-in capital	115,107	114,732
Accumulated deficit	(113,502)	(110,031)

Total shareholders’ equity	1,752	4,846

Total liabilities and shareholders’ equity	$13,042	$6,763

(*) The Balance Sheet at June 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
SALES	$4,735	$2,982	$12,530	$9,655

COST OF GOODS SOLD	2,334	1,370	6,425	4,366
Gross profit	2,401	1,612	6,105	5,289

COSTS AND EXPENSES
Sales and marketing	1,875	1,383	4,914	3,890
General and administrative	797	656	2,573	2,136
Research and development	543	553	1,612	1,655
Amortization of identifiable intangible assets	26	6	65	18
Total costs and expenses	3,241	2,598	9,164	7,699

OPERATING LOSS	(840)	(986)	(3,059)	(2,410)
INTEREST INCOME/(EXPENSE)	(102)	—	(371)	1
FOREIGN CURRENCY EXCHANGE GAIN (LOSS)	1	—	(3)	—
LOSS BEFORE INCOME TAXES	(941)	(986)	(3,433)	(2,409)
INCOME TAX EXPENSE (BENEFIT)	27	(3)	38	(6)
NET LOSS	$(968)	$(983)	$(3,471)	$(2,403)

NET LOSS PER COMMON SHARE - BASIC	$(0.07)	$(0.07)	$(0.24)	$(0.17)

NET LOSS PER COMMON SHARE - DILUTED	$(0.07)	$(0.07)	$(0.24)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	14,778	14,575	14,723	14,546

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	14,778	14,575	14,723	14,546

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended March 31,
	2012	2011
Operating Activities:
Net loss	$(3,471)	$(2,403)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	518	443
Employee stock-based compensation expense	277	284
Provision for bad debts	26	(41)
Loss on disposal of assets	15	12
Implied interest on deferred acquisition payments	438	—
Deferred income taxes	25	—
Change in operating items:
Accounts receivable	(1,043)	71
Inventories	6	(212)
Prepaid and other assets	(6)	153
Accounts payable	1,999	214
Accrued expenses and deferred income	460	(221)
Net cash used for operating activities	(756)	(1,700)

Investing Activities:
Purchase of property and equipment	(40)	(213)
Purchases of intellectual property	(8)	(3)
Acquisition of business	(500)	—
Net cash used for investing activities	(548)	(216)

Financing Activities:
Proceeds from stock option exercises	100	4
Net cash provided by financing activities	100	4

Net decrease in cash and cash equivalents	(1,204)	(1,912)
Cash and cash equivalents:
Beginning of period	3,061	5,702
End of period	$1,857	$3,790

Supplemental cash-flow information

Income taxes paid during the period	$12	$6
Net amount of inventory transferred to property and equipment	$242	$128
Non-cash consideration for acquisition	$6,465	$—

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2012 and the statements of operations and cash flows for the three and nine-months ended March 31, 2012 and 2011 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2011.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Reclassification

Prior year selling, general and administrative amounts have been reclassified to conform to current year presentation of sales and marketing expense and general and administrative expense.

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

As of March 31, 2012, the Company’s cash and cash equivalents balance was $1,857,000. The Company incurred net losses of $3,471,000 for the nine-month period ended March 31, 2012 and $3,733,000 and $2,169,000 in the fiscal years ended June 30, 2011 and 2010, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through March 31, 2012 of $113,502,000.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on the one-year anniversary of this date, September 6, 2012.  As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year, with the first payment of royalties due October 6, 2012. In addition, during the first two quarters of this fiscal year the agreement included deferred payment terms on both inventory transferred following the close of the agreement and on shipments of products purchased. Deferred payments to be made on inventory received through March 31, 2012 approximated $2.1 million. During the first quarter of fiscal year 2013, payments to Medtronic for $1.4 million of Prostiva product purchased since the acquisition date will be due, and an additional $700,000 will be due in the second quarter of fiscal year 2013.

As a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee and transaction expenses related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern.  The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months and the Company’s ability to continue as a going concern is dependent upon improving its liquidity. While its primary goal is to generate capital through cash flow from operations, the Company is also pursuing financing alternatives. On January 11, 2012, the Company entered into a line of credit facility with Silicon Valley Bank to provide additional liquidity. The line of credit allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of March 31, 2012 the Company has not borrowed against this facility. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs and operating expenses, particularly if product sales do not generate revenues in the amounts currently anticipated or if our operating costs are greater than anticipated.

The Company’s current plan to improve its cash and liquidity position is to raise capital by incurring additional indebtedness or an offering of its equity securities or both.

On April 30, 2012, the Company was notified that it did not meet the requirements for continued listing on the Nasdaq Capital Market because its shareholders’ equity was $1,752,000 at March 31, 2012, which is less than the $2.5 million in shareholders’ equity required by the Nasdaq Stock Market Listing Rules. Under the Listing Rules, the Company has 45 calendar days to submit a plan to regain compliance with this standard. If the plan is accepted, the Nasdaq Stock Market can grant an extension of up to 180 calendar days from the date of its letter to evidence compliance with the minimum shareholders’ equity requirement. Compliance with the minimum shareholders’ equity requirement will be achieved only through generating significant income from operations during the timeframe for compliance or by an equity financing in an amount sufficient to restore the Company’s shareholders’ equity to at least $2.5 million.

While it is our intention to raise capital, there can be no assurance that the Company will be able to raise additional capital through a debt or equity financing.  If the Company does obtain additional financing, there can be no assurance that it will be obtained in an amount that is sufficient, in a timely manner, or on terms and conditions acceptable to the Company or its shareholders. The Company believes that delisting from the Nasdaq Stock Market would impair its ability to raise additional working capital through an equity financing. If the Company is unable to obtain additional capital in an amount sufficient to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations. If the Company is unable to obtain additional capital in an amount sufficient to meet its needs and in a timely manner, the Company may not be able to make the required payments to Medtronic with respect to the Prostiva acquisition, which would give Medtronic the right to terminate the Company’s rights to sell the Prostiva product.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

The financial statements as of and for the three and nine-months ended March 31, 2012 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

4.	Acquisition of Prostiva Radio Frequency Therapy

On September 6, 2011, the Company entered into agreements with Medtronic, Inc. relating to the Prostiva® Radio Frequency (RF) Therapy System, a minimally invasive medical product for the treatment of BPH. As a result of those agreements, the Company obtained an exclusive, worldwide license to the Prostiva technology for a ten year term, with an option to purchase the technology anytime during the ten year term for a maximum purchase price of $10 million. The maximum purchase price is reduced dollar-for-dollar by the license fee and royalties paid during the term of the agreement.

The above transaction was accounted for as a business combination. Under the terms of the agreements the Company will be responsible for the manufacturing, sourcing, operations, compliance, quality, regulatory and other matters of the Prostiva RF Therapy System. The Company entered into this transaction to increase its revenue, addressable patient population, customer base and sales force. As a result of this transaction, Urologix became the clear market leader for providing in-office treatment solutions for symptomatic or obstructive BPH with over 50 percent market share.

The Company hired independent valuation specialists to assist management with its determination of the fair value of the consideration to be paid as well as the fair value of the assets acquired in the acquisition of the Prostiva RF Thereapy System. Management is responsible for the estimates and valuations. The work performed by the independent valuation specialists has been considered in management’s estimates of fair value reflected below. In addition, since the initial recognition of the fair value of consideration to be paid and assets acquired, additional information has become available during the measurement period that relate to conditions or circumstances that existed at the date of acquistion. This additional information has resulted in revisions to the fair value of consideration to be paid and assets acquired as of the date of acquisiton.

The Company estimates that the fair value of the consideration to be paid to acquire the Prostiva business is approximately $7.0 million, after an adjustment of $217,000 made during the quarter to the original estimate of $7.2 million. Additional information obtained during the measurement period that existed at the acquisition date resulted in the adjustment to the fair value of consideration to be paid. Included in the total consideration is the licensing fee, of which $500,000 was paid on September 6, 2011 and $500,000 is due on the anniversary of this date, deferred payments for acquired inventory, and royalties on Prostiva products sold, subject to minimum and maximum amounts.

Approximately $6.5 million of the $7.0 million is still payable at March 31, 2012. The consideration is categorized as contingent or non-contingent. The non-contingent consideration consists of the $500,000 paid at the date of acquisition, as well as future cash payments with an acquisition date fair value of $3.7 million. The estimated royalty payments between the minimum and maximum amounts are contingent consideration and are measured at fair value at the acquisition date by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The Company estimates the fair value of the future contingent consideration at $2.7 million at March 31, 2012. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved with the changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date, recognized in earnings.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

The Company assumed no liabilities in the acquisition. The fair values of the assets acquired by major class in the acquisition are as follows (in thousands):

Finished Goods Inventory	$1,304
Manufacturing Equipment	128
Identifiable Intangible Assets
Patents and Technology	1,529
Customer List	531
Trademarks	325
Goodwill	3,148
Total assets acquired	$6,965

During the three-month period ended March 31, 2012, the Company obtained additional information that existed at the acquisition date, which reduced the amount of Prostiva inventory acquired as part of the acquisition by $58,000 and reduced the acquisition date fair value of future cash payments by $217,000. These adjustments resulted in a reduction of goodwill of $159,000.

Additional information that existed at the acquisition date but was at that time unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Additional changes to the fair value of consideration or amounts recorded as assets may result in additional corresponding adjustments to goodwill.

The goodwill of $3.1 million represents the value of the functional business already in place at the time of acquisition and the expected higher future revenue stream from the combined product lines as a result of expected synergies from the combined businesses.  For tax purposes the goodwill value at acquisition was $1.7 million.  For tax purposes the payments related to the acquisition of Prostiva RF Therapy System patent rights are treated as payment in respect of a license agreement and therefore tax deductible in the current year.  The inventory and manufacturing equipment acquired is treated for tax purposes as an asset purchase and will be depreciated.  The goodwill and other intangible assets are recorded for tax as an acquisition and are amortized and deductible over 15 years for tax purposes.

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

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

For the nine-month period ended March 31, 2012, the Company incurred $288,000 of transaction related expenses, primarily related to legal and accounting fees, which are included in general and administrative expenses. Total cumulative transaction expenses were $391,000, of which $103,000 were incurred in fiscal year 2011 and included in general and administrative expenses in that period.

In addition to the above transaction payments, the Company is required to pay an annual licensing fee of $65,000 to Medtronic, as well as a monthly $30,000 transition services fee that began in November 2011 for transition services provided by Medtronic until the earlier of the end of the initial term of the Transition Agreement or the last of certain United States or European Union regulatory transfers. As these fees are for services being provided by Medtronic on a go-forward basis, they are not included in total consideration for the acquisition of the Prostiva RF Therapy System and will be expensed in the period incurred and reported as part of research and development expenses.

The revenue and operating expenses related to the Prostiva business have been included in the Company’s results of operations since September 6, 2011, the date of acquisition. The acquired Prostiva business was not operated as a separate subsidiary, division or entity by Medtronic, Inc. As a result, the Company is unable to accurately determine earnings/(losses) for the Prostiva business on a standalone basis since the date of acquisition. Prostiva revenue included in reported Urologix revenue for the three and nine-months ended March 31, 2012 totaled approximately $1.7 million and $3.8 million, respectively.

As previously mentioned, as the Prostiva business was not operated as a separate subsidiary, division or entity, Medtronic did not maintain separate financial statements for the Prostiva business. As a result, the following unaudited pro-forma financial information represents revenue and only direct expenses for the Prostiva business prior to the September 6, 2011 acquisition date. The below pro-forma financial information shows the revenue and net loss as if the businesses were combined for the three and nine-months ended March 31, 2012 and 2011 (in thousands except per share amounts).

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Pro forma net revenue	$4,735	$5,859	$13,786	$18,026
Pro forma net loss	$(1,195)	$(1,011)	$(3,537)	$(2,018)
Pro forma net loss per share (basic)	$(0.08)	$(0.07)	$(0.24)	$(0.14)
Pro forma net loss per share (diluted)	$(0.08)	$(0.07)	$(0.24)	$(0.14)

The above pro forma financial information excludes the non-recurring acquisition related expenses of $391,000. However, the pro forma financial information does include the amortization and depreciation expense from acquired Prostiva assets, the implied interest expense on deferred acquisition payments, and the expense related to the increase in the fair value of acquired Prostiva inventories as if they had occurred as of July 1st of the first period presented. The pro forma financial information is not indicative of the results that would have actually been realized if the acquisitions had occurred as of the beginning of fiscal years 2012 or 2011, or of results that may be realized in the future.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

5.	Stock-Based Compensation

The Company has an equity compensation plan, the 1991 Stock Option Plan (the “1991 Plan”), that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of March 31, 2012, we had reserved 4,450,910 shares of common stock under the 1991 Plan, and 508,424 shares were available for future grants. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of the 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting receive an option grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

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

Amounts recognized in the financial statements for the three and nine-months ended March 31, 2012 and 2011 related to stock-based compensation were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Cost of goods sold	$7	$8	$21	$30
Sales and marketing	21	8	68	27
General and administrative	44	57	162	193
Research and development	6	11	26	34
Total cost of stock-based compensation	$78	$84	$277	$284
Tax benefit of options issued	—	—	—	—
Total stock-based compensation, net of tax	$78	$84	$277	$284

Except as stated above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine-months ended March 31, 2012 and 2011 using the Black-Scholes option-pricing model:

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

	2012	2011
Volatility	79.39%	80.17%
Risk-free interest rate	0.42%	1.00%
Expected option life	3.3 years	3.8 years
Stock dividend yield	—	—

A summary of our option activity for the nine-months ended March 31, 2012 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2011	1,744,873	$1.77		$33,441
Options granted	209,000	0.90
Options forfeited	(105,424)	1.12
Options expired	(144,516)	4.29
Options exercised	(86,087)	1.15
Outstanding at March 31, 2012	1,617,846	1.51	7.12	230,760
Exercisable at March 31, 2012	1,081,890	1.72	6.46	101,746

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.28 and $0.95 on March 31, 2012 and June 30, 2011, respectively, which would have been received by the optionees had all in-the-money options been exercised on that date.

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

A summary of restricted stock award activity for the nine-month period ended March 31, 2012 is as follows:

	Number of Shares Underlying Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Nonvested at July 1, 2011	126,608	$1.05
Shares granted	72,168	0.97
Shares forfeited	—	—
Shares vested	(60,976)	0.82
Nonvested at March 31, 2012	137,800	$1.11

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

As of March 31, 2012, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the Plan was $266,000 and $65,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.2 years for non-vested stock options and 0.7 years for restricted stock awards.

6.	Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 14,778 and 14,575, for the three-months ended March 31, 2012 and 2011, respectively, and 14,723 and 14,546, for the nine-months ended March 31, 2012 and 2011, respectively.

The dilutive effect of stock options excludes approximately 1.13 million and 1.79 million options for the three and nine-months ended March 31, 2012, respectively, and 1.71 million and 1.74 million options for the three and nine-months ended March 31, 2011, respectively, for which the exercise price was higher than the average market price. In addition, 77,131 and 888 of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three-months ended March 31, 2012 and March 31, 2011, respectively, as they would be anti-dilutive due to the Company’s net loss for such periods. For the nine-months ended March 31, 2012 and 2011, there were 41,133 and 1,538 potentially dilutive stock options, respectively, excluded from diluted weighted average common shares outstanding, as they would also be anti-dilutive due to the Company’s net loss for these nine-month periods.

7.	Goodwill

The Company had approximately $3,148,000 of goodwill as of March 31, 2012 related to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 to the Notes to the Condensed Financial Statements for further information regarding this acquisition. Goodwill will be tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist.

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

8.	Intangible Assets

Intangible assets as of March 31, 2012 and June 30, 2011 consisted of the following (in thousands):

	March 31, 2012			June 30, 2011
	Carrying Value	Accumulated Amortization	Net Carrying Value	Carrying Value	Accumulated Amortization	Net Carrying Value
Prostiva Acquisition
Patents and Technology	$1,529	$(99)	$1,430	—	—	—
Customer Base	531	(34)	497	—	—	—
Trademarks	325	(12)	313	—	—	—
EDAP Acquisition
Customer Base	2,300	(2,240)	60	2,300	(2,221)	79
Other	32	(1)	31	24	(1)	23
Total intangible assets	$4,717	$(2,386)	$2,331	$2,324	$(2,222)	$102

Amortization expense associated with intangible assets for the three and nine-months ended March 31, 2012 was $70,000 and $164,000, respectively and was $6,000 and $18,000, respectively, for the three and nine-months ended March 31, 2011. Amortization expense increased compared to prior year due to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 of the Condensed Financial Statements for further information regarding this acquisition. All intangible assets are amortized using the straight-line method over their estimated remaining useful lives. Patents and technology related to the Prostiva acquisition are being amortized over 9 years with amortization expense recorded in cost of goods sold. Customer base and trademarks related to the Prostiva acquisition are being amortized over 9 years and 16 years, respectively, with amortization expense being recorded in general and administrative expense. The customer base related to the EDAP acquisition, completed in October of 2000, is being amortized over its remaining useful life of 3 years, and other intangible assets related to patent costs are amortized upon issuance over their estimated useful lives. The amortization expense related to the EDAP customer base and other intangible assets is also recorded in general and administrative expense.

Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2012	$70
2013	276
2014	276
2015	258
2016	252

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

9.	Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	March 31, 2012	June 30, 2011
Raw materials	$516	$558
Work-in-process	135	154
Finished goods	1,518	415
Total inventories	$2,169	$1,127

The March 31, 2012 finished goods inventory balance includes the inventory acquired as a result of the September 6, 2011 Prostiva acquisition, of which approximately $591,000 remained at March 31, 2012. In addition, approximately $469,000 of the above finished goods balance represents long-term inventories that the Company does not expect to sell within the next 12 months, however they are also not considered excess or obsolete.

10.	Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	March 31, 2012	June 30, 2011
Sales tax accrual	$187	$188
Other	483	353
Total other accrued expenses	$670	$541

11.	Income Taxes

As of June 30, 2011, the liability for gross unrecognized tax benefits was $15,000. During the three and nine-months ended March 31, 2012, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not change significantly in the next twelve months.

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

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

Warranty provisions and claims for the nine-months ended March 31, 2012 and 2011 were as follows (in thousands):

Nine Months Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

March 31, 2012	$ 10	$ 81	$ (45)	$ 46

March 31, 2011	$ 13	$ 34	$ (33)	$ 14

13.	Line of Credit

On January 11, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). Under the Loan Agreement, SVB will make revolving advances to the Company of the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts. The principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to either the prime rate plus 2.75% if the Company is Streamline Eligible, or the prime rate plus 3.75% if the Company is not Streamline Eligible. Interest is payable monthly. In order to be “Streamline Eligible,” the Company’s unrestricted cash maintained at SVB for the immediately preceding month has to be greater than the outstanding obligations as well as no event of default continuing. The Company also must meet a financial covenant that requires the Company’s maximum loss (defined as net loss adding back interest expense, depreciation and amortization, income tax expense and stock-based compensation expense), on a trailing three month period, not be greater than $1.5 million, tested on the last day of each month.  In connection with the Loan Agreement, the Company granted SVB a first priority security interest in certain properties, rights and assets of the Company, specifically excluding intellectual property.  All amounts borrowed by the Company under this revolving line of credit with SVB will be due January 11, 2014. As of March 31, 2012, the Company had no borrowings outstanding on this credit line.

14.	Commitments and Contingencies

Legal Proceedings

The Company has been involved in various legal proceedings and other matters that arise in the normal course of its business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As of March 31, 2012, the Company was not involved in any legal proceedings or other matters that would have a material effect on the financial position, liquidity or results of operations of the Company.

15.	Recently Issued Accounting Pronouncements

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

Urologix, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) Presentation of Comprehensive Income", which provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments are effective for fiscal years beginning after December 15, 2011. The amendments are to be applied retrospectively, with early adoption permitted. The Company does not anticipate the adoption of this statement to have an impact on its financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: as a result of our history of operating losses and inadequate operating cash flow, there is substantial doubt about our ability to continue as a going concern; we have a history of unprofitability and may not be able to generate sufficient cash flow to fund our operations; we need additional capital to continue our business and any additional capital we seek may not be available in the amount or at the time we need it; third party reimbursement is critical to market acceptance of our products; we are faced with intense competition and rapid technological and industry change; all of our revenues are derived from minimally invasive therapies that treat one disease, BPH; government regulation has a significant impact on our business; we are dependent upon a limited number of third-party suppliers to manufacture our Cooled ThermoTherapy™ (CTT) products; our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate; we are dependent on adequate protection of our patent and proprietary rights; our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business; we are dependent on key personnel; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price may be volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price; the license for the Prostiva RF Therapy System could result in operating difficulties and other harmful consequences that may adversely impact our business and results of operations; the Prostiva RF Therapy System license and other agreements require significant future payments; the addition of the Prostiva RF Therapy System to our product portfolio may result in the aggravation of certain risks to our business; and we are dependent upon a limited number of third-party suppliers for the Prostiva RF Therapy System; and we do not comply with the Nasdaq rules for continued listing relating to minimum shareholders’ equity. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three-months ended March 31, 2012 and 2011. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2011.

OVERVIEW

Urologix develops, manufactures, and markets non-surgical, therapies that use proprietary technology for the treatment of the symptoms and obstruction resulting from benign prostatic hyperplasia (BPH), a disease that affects more than 23 million men worldwide. Cooled ThermoTherapy™ (CTT) technology uses targeted microwave energy combined with a unique cooling mechanism that protects healthy urethral tissue and enhances patient comfort to provide safe, effective, lasting relief from the symptoms of BPH by the thermal ablation of hyperplastic prostatic tissue. In addition, on September 6, 2011 we acquired the Prostivareg; Radio Frequency (RF) Therapy System that delivers radio frequency energy directly into the prostate destroying targeted tissue, which reduces constriction of the urethra, thereby relieving BPH voiding symptoms. The combination of Prostiva RF Therapy with Cooled ThermoTherapy allows Urologix to offer urologists clinically proven products with established reimbursement that can treat the widest range of patients. We market our Cooled ThermoTherapy control units under the CoolWave® and Targis® names and our procedure kits, that consist of a disposable treatment catheter, Rectal Thermal Unit (RTU) balloon and coolant bag, under the CTC Advance® and Targis names. The Prostiva RF Therapy System is marketed under the Prostiva name. Cooled ThermoTherapy and Prostiva RF Therapy can be performed without general anesthesia or intravenous sedation and can be performed in a urologist’s office or an outpatient clinic. We believe that Cooled ThermoTherapy and Prostiva RF Therapy provide an efficacious, safe and cost-effective solution for BPH with results clinically superior to medication and without the complications and side effects inherent in surgical procedures.

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

During the second quarter of fiscal 2012 we initiated sales of the Prostiva RF Therapy system in Europe by entering into supply agreements with distributors in targeted countries. Total international Prostiva sales for the year-to-date period ended March 31, 2012 were $290,000, of which $199,000 was in the third quarter of fiscal year 2012.

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

The national average of Medicare reimbursement in the physician office setting for all transurethral microwave therapy procedures was $2,350 per procedure and for the radio frequency energy procedure was $2,266 for calendar 2011. The reimbursement for calendar year 2012 is determined by both the annual Medicare Physician Fee Schedule, as well as, congressional actions to address the Sustainable Growth Rate (SGR) formula that affects Medicare reimbursement for all physicians.  Congress acted to defer the negative impacts of the SGR formula and as a result, the national average reimbursement in the physician office setting for 2012 is currently $2,156 for Cooled ThermoTherapy and $2,081 for Prostiva RF Therapy.  We continue to monitor all reimbursement developments closely and will continue to execute on our active reimbursement strategy.

In addition, CMS has requested a valuation survey of over 70 procedural codes by various physician specialties. CMS uses this valuation survey to determine whether to make no-change, an increase or a decrease to the codes under review. One of the three codes in urology for review is CPT 53850, the code for our Cooled ThermoTherapy technology. We have actively supported CMS’ review of the CTT procedure code and will continue our strategy to support reimbursement for CTT given the compelling data supporting the safety, clinical efficacy and cost effectiveness of this treatment option. The result of this evaluation process will not be published until the release of the 2012 CMS final rule in November 2012 for implementation in calendar year 2013 at the earliest.

Cooled ThermoTherapy and Prostiva RF Therapy procedures are also reimbursed when performed in an ASC or a hospital outpatient setting, but these are a small portion of our business and the CMS changes to these rates will not have a material effect on our financial performance.

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

We will continue to invest in research, development, and clinical trials to improve and support our products and therapies. These investments are intended to improve our product offerings and expand the clinical evidence supporting each of our therapies for BPH: Cooled ThermoTherapy and Prostiva RF Therapy. We continue to highlight our products’ published five-year durability and cost effectiveness data, as well as the ability of urologists using our systems to customize each treatment for each patient.

We have incurred net losses of $3,471,000 for the nine-months ended March 31, 2012 and $3,733,000 and $2,169,000 in the fiscal years ended June 30, 2011 and 2010, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through March 31, 2012 of $113,502,000. Subsequent to the end of our 2011 fiscal year, we entered into a license agreement with Medtronic and paid Medtronic $500,000 of the $1,000,000 initial license fee on September 6, 2011. As a result of our history of operating losses and negative cash flows from operations, and the licensing fee and transaction expenses related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern.  Our cash, cash generated from operations, if any, and available borrowings under our agreement with Silicon Valley Bank, may not be sufficient to sustain day-to-day operations for the next 12 months and our ability to continue as a going concern is dependent upon improving our liquidity.

Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.

As stated in our press release of September 6, 2011 announcing the Prostiva RF Therapy System license, we expected revenues in fiscal year 2012 from the combined CTT and Prostiva product lines to be in the range of $18.0 to $20.0 million. As a result of additional information obtained during the integration of the Prostiva business, the Company is reducing its fiscal year 2012 revenue guidance to $17.0 to $17.5 million. Our actual revenue results could differ materially from our expectation as a result of risks and uncertainties, including those set forth in Part 1, Item 1A “Risks Factors” of our Annual Report on Form 10-K for the year ended June 30, 2011.

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2011. At March 31, 2012, our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts, inventories, valuation of long-lived assets, income taxes, and stock-based compensation. In addition, as of March 31, 2012, our critical accounting policies also include valuation of goodwill and other intangible assets as follows:

Valuation of Identifiable Intangible Assets and Goodwill

At March 31, 2012, the carrying value of goodwill was $3.1 million. Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.

As of March 31, 2012, net identifiable intangible assets consist of patents and technology, customer base, trademarks, and other of $1,430,000, $557,000, $313,000 and $31,000, respectively. All intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 8 for further information). We review identifiable intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine-months ended March 31, 2012 were $4.7 million and $12.5 million, respectively, compared to $3.0 million and $9.7 million, respectively, during the same periods of the prior fiscal year. The $1.7 million, or 59 percent, increase in net sales, and the $2.8 million, or 30 percent, increase in net sales for the comparable three and nine-months ended March 31, 2012 and March 31, 2011, are attributable to the incremental sales from the Prostiva product line acquired from Medtronic on September 6, 2011.

During the third quarter of fiscal 2012, revenue derived from sales to direct accounts was 60 percent of sales in the third quarter of fiscal 2012 compared to 36 percent in the prior year period. Revenue derived from the Urologix-owned Cooled ThermoTherapy mobile service constituted 28 percent of overall revenue in the current quarter compared to 47 percent of revenues in the third quarter of fiscal 2011. In addition, third party mobile catheter revenue constituted 11 percent of overall revenue in the third quarter of fiscal 2012 compared with 14 percent in the third quarter of fiscal 2011. The increase in direct sales as a percentage of total sales is a result of the newly acquired Prostiva product being sold through the direct channel, of which 4 percentage points consists of international Prostiva revenue.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Cooled ThermoTherapy mobile service, as well as costs for the newly acquired Prostiva products. Cost of goods sold for the three-months ended March 31, 2012 increased $964,000, or 70 percent, to $2.3 million, and for the nine-months ended March 31, 2012, increased $2.1 million, or 47 percent, to $6.4 million, from $1.4 million and $4.4 million during the respective periods of the prior year. The increase in costs of goods sold for the three and nine-months ended March 31, 2012 is primarily a result of the higher sales mentioned above, as well as an additional $62,000 and $189,000 of non-cash expenses, such as amortization and depreciation expense related to the acquired Prostiva assets in the three and nine-months ended March 31, 2012, respectively.

Gross profit as a percentage of sales decreased to 51 percent and 49 percent, respectively, for the three and nine-months ended March 31, 2012 from 54 percent and 55 percent, respectively, for the three and nine-months ended March 31, 2011. The decrease in gross margin rate for the three-months ended March 31, 2012 is due to lower gross margins on the newly acquired Prostiva product line of 46 percent. The decrease in gross margin for the nine-months ended March 31, 2012 is due to the lower gross margins on the Prostiva product line previously mentioned, as well as a negative impact from over capitalization of manufacturing expense in the prior fiscal year periods, which was corrected in the fourth quarter of fiscal year 2011.

Sales and Marketing

Sales and marketing expense of $1.9 million for the third quarter of fiscal 2012 increased $492,000, or 36 percent, when compared to sales and marketing expense of $1.4 million in the same period of fiscal 2011. The increase in sales and marketing expense for the three-months ended March 31, 2012 is largely due to a $371,000 increase in sales and marketing wages and benefits, including commissions, as a result of increased sales and the expansion of the sales force from the Prostiva acquisition. In addition, patient seminar and sales integration meeting expense increased sales and marketing expense by approximately $87,000.

For the nine-months ended March 31, 2012, sales and marketing expense increased $1.0 million, or 26 percent, to $4.9 million from $3.9 million reported for the same nine-month period of fiscal year 2011. The increase in expense when compared to the nine-months ended March 31, 2011 is primarily the result of a $804,000 increase in sales and marketing wages and benefits, including commissions, and a $219,000 increase in patient seminar and sales integration meeting expenses for the reasons previously mentioned.

General and Administrative

General and administrative expense increased $141,000 or 21 percent to $797,000 for the three-month period ended March 31, 2012 compared to $656,000 for the three-month period ended March 31, 2011. The increase in general and administrative expense is mainly a result of non-cash accretion expense on the contingent deferred acquisition payments of $67,000, a $25,000 increase in investor relations as a result of hiring an investment relations firm, as well as a $24,000 increase in legal and audit fees as a result of the Prostiva transaction.

For the nine-months ended March 31, 2012, general and administrative expense increased $437,000 or 20 percent to $2.6 million, compared to $2.1 million for the nine-month period ended March 31, 2011. The increase in general and administrative expense for the nine-month period ended March 31, 2012 is a result of a $226,000 increase in legal and audit fees mainly as a result of the Prostiva transaction as previously mentioned. In addition, we incurred $67,000 of non-cash accretion expense on the contingent deferred acquisition payments, investor relations expenses increased $62,000 and bank fees and services charges increased $48,000 as a result of entering into a line of credit agreement as well as increased sales.

Research and Development

Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $543,000 and $1.6 million, for the three and nine-months ended March 31, 2012, respectively, from $553,000 and $1.7 million in the same respective periods of the prior fiscal year. The decrease in expense of $10,000, or 2 percent, for the three-months ended March 31, 2012, is due to decreased product testing and materials of $22,000, as well as a decrease in recruiting fees of $21,000, and a decrease in wages and benefits of $13,000. These decreases were partially offset by an increase of $48,000 in consulting and professional fees related to the Medtronic transition services fee. The decrease in research and development expenses of $43,000 or 3 percent for the nine-months ended March 31, 2012 is due to a $49,000 decrease in product testing and materials, as well as a $38,000 decrease in recruiting expense and $32,000 decrease in consulting and professional fees. These decreases were partially offset by a $89,000 increase in wages and benefits as a result of increased headcount year-over-year.

Net Interest Income/(Expense)

Net interest expense of approximately $102,000 and $371,000 for the three and nine-months ended March 31, 2012, respectively, is due to non-cash interest accretion on the deferred acquisition payments, partially offset by minor amounts of interest income on our cash and cash equivalents balance. This compares to interest income of approximately $1,000 for the three and nine-months ended March 31, 2011.

Provision for Income Taxes

We recognized income tax expense of $27,000 and $38,000 for the three and nine-months ended March 31, 2012, respectively, compared to an income tax benefit of $3,000 and $6,000 for the comparable prior year fiscal periods. The tax expense in the three and nine-months ended March 31, 2012 relates to the deferred tax liability resulting from the amortization for tax purposes of the goodwill acquired in the Prostiva acquisition, as well as provisions for state taxes. The tax benefit in the three and nine-months ended March 31, 2011 relates to estimates for research and development credits, partially offset by provisions for state taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of March 31, 2012, we had total cash and cash equivalents of $1.9 million.

During the first quarter of fiscal 2012, we entered into a license agreement with Medtronic for the Prostiva RF Therapy System. We paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on the one-year anniversary of this date, September 6, 2012.  As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year, with the first payment of royalties due October 6, 2012. In addition, during the first two quarters of this fiscal year the agreement included deferred payment terms on both inventory transferred following the close of the agreement and on shipments of products purchased. Deferred payments to be made on inventory received through March 31, 2012 approximated $2.1 million. Total estimated payments in the first two quarters of fiscal year 2013, including the second tranche of the license fee, royalties for fiscal year 2012 and deferred inventory payments will be approximately $3.1 million.

As a result of our history of operating losses and negative cash flows from operations, the licensing fee and integration expenses related to the Prostiva product, and the uncertainty regarding our ability to obtain additional capital, there is substantial doubt about our ability to continue as a going concern.  Our available sources of cash may not be sufficient to sustain our day-to-day operations for the next 12 months and our ability to continue as a going concern is dependent upon improving our liquidity. We review our cash position at a minimum on a monthly basis.

While we have been working to generate cash flow from operations by increasing revenues and diligently managing expenses, we are also pursuing financing alternatives. On January 11, 2012, we entered into a line of credit facility with Silicon Valley Bank to provide additional liquidity. The line of credit allows borrowing by us of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. We do not intend to draw on this credit facility until such time as we would need it to meet outstanding obligations and sustain the day to day operations of the business. As of March 31, 2012 we have not borrowed against this facility. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs and operating expenses, particularly if product sales not produce revenues in the amounts currently anticipated or if our operating costs are greater than anticipated.

Our cash needs will depend on our ability to generate revenue from our operations, our ability to manage expenses, and the timing and amount of payments to Medtronic relating to the Prostiva product. In the first quarter of our fiscal year we typically have higher than usual cash expenditures for things such as the annual year-end audit and insurance premiums. Further, commencing with the third quarter of fiscal 2012, we are required to pay Medtronic for purchases of Prostiva product on a net 30 day basis; however transaction expenses related to the Prostiva acquisition that have affected our cash use in the first and second quarter of fiscal 2012 should be minimal going forward. Although we generated $285,000 of cash in the third fiscal quarter ended March 31, 2012 compared to cash utilization of $498,000 in the same period last year, this cash performance is a result, in part, of beneficial payment terms on Prostiva product inventory and the timing of royalty payments. During the first quarter of fiscal year 2013, payments to Medtronic for $1.4 million of Prostiva product purchased since the acquisition date will be due, and an additional $700,000 will be due in the second quarter of fiscal year 2013. These payments were deferred as a result of 270 day terms negotiated as part of the license agreement. In addition, royalty payments on the first year of Prostiva sales are also due in the second quarter of fiscal 2013. We may not be able to generate enough cash flow from operations in order to meet these substantial payment obligations. Accordingly, while we have the line of credit available to us (subject to borrowing base limitations), our current plan to improve our cash and liquidity position is to raise capital by incurring additional indebtedness or an offering of our equity securities or both.

There can be no assurance that the Company will be able to raise additional capital through a debt or equity financing.  If the Company does obtain additional financing, there can be no assurance that additional financing will be obtained in an amount that is sufficient for our needs, in a timely manner, or on terms and conditions acceptable to us or our shareholders. If we are unable to obtain additional capital in an amount sufficient for our needs and in a timely manner, we may be required to further reduce our expenses and curtail our capital expenditures, sell our assets, or suspend or discontinue our operations. If we are unable to obtain additional capital in an amount sufficient to meet our needs and in a timely manner, we may not be able to make the required payments to Medtronic with respect to the Prostiva product, which would give Medtronic the right to terminate our rights to sell the Prostiva product.

On April 30, 2012, we were notified that we did not meet the requirements for continued listing on the Nasdaq Capital Market because our shareholders’ equity was $1,752,000 at March 31, 2012, which is less than the $2.5 million in shareholders’ equity required by the Nasdaq Stock Market Listing Rules. Under the Listing Rules, we have 45 calendar days to submit a plan to regain compliance with this standard. If the plan is accepted, the Nasdaq Stock Market can grant an extension of up to 180 calendar days from the date of its letter to evidence compliance with the minimum shareholders’ equity requirement. Compliance with the minimum shareholders’ equity requirement will be achieved only through generating significant income from operations during the timeframe for compliance or by an equity financing in an amount sufficient to restore our shareholders’ equity to at least $2.5 million. We believe that delisting from the Nasdaq Stock Market would impair our ability to raise additional working capital through an equity financing.

The third quarter fiscal year 2012 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

During the nine-months ended March 31, 2012, we used $756,000 of cash for operating activities. The net loss of $3.5 million included non-cash charges of $518,000 from depreciation and amortization expense, $277,000 from stock-based compensation expense and $438,000 of accreted interest expense. Changes in operating items resulted in the generation of $1.4 million of operating cash flow for the period as a result of higher accounts payable of $2.0 million and higher accrued expense and deferred income of $460,000, partially offset by higher accounts receivable of $1.0 million. The increase in accounts payable is the result of, as previously mentioned, the deferral of payments for approximately $2.1 million of Prostiva product purchased since the date of acquisition from 270-day terms negotiated as part of the licensing agreement with Medtronic. The increase in accrued expenses and deferred income is the result of an increase of $154,000 in the payroll accrual due to timing, a $143,000 increase in the commission accrual due to the increase in sales, as well as an $89,000 increase in the bonus accrual as we are currently meeting more of our bonus objectives in fiscal year 2012. The increase in accounts receivable is the result of the increase in sales as well as an increase in days sales outstanding from 41 days as of June 30, 2011 to 45 days as of March 31, 2012.

During the nine-months ended March 31, 2012, we used $548,000 for investing activities of which $500,000 relates to payment of half of the $1 million licensing fee related to the Prostiva RF Therapy System acquisition. The remaining $48,000 of investing activities relates to the purchase of property and equipment to support our business operations and investments in intellectual property. See Note 4 to the Condensed Financial Statements for further details on this acquisition.

During the nine-months ended March 31, 2012, we generated $100,000 of cash from financing activities as a result of proceeds from the exercise of stock options.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of March 31, 2012, our property and equipment, net, included approximately $572,000 of control units, generators and scopes used in evaluation or longer-term use programs and in our Company-owned mobile service.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

Information regarding recently issued accounting pronouncements is included in Note 15 to the condensed financial statements in this Quarterly Report on Form 10-Q.

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

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Stryker Warren, Jr., and Chief Financial Officer, Brian J. Smrdel, have evaluated the Company's “disclosure controls and procedures,” as defined in the Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

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

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2011, as updated by our subsequent filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as updated by our subsequent filings, except as set forth below:

We do not comply with Nasdaq’s listing requirements and if our common stock is delisted it may then become illiquid.

We currently do not meet the Nasdaq Listing Rule requiring that we have minimum shareholders’ equity of at least $2.5 million. Because we fail to meet the minimum shareholders’ equity listing requirement, we must submit a plan of compliance to The Nasdaq Stock Market by June 14, 2012. Upon review of the plan of compliance, Nasdaq will determine whether we have regained compliance, whether to grant an extension of up to 180 days to regain compliance, or whether to delist our common stock from The Nasdaq Capital Market. Compliance with the minimum shareholders’ equity requirement will be achieved only through generating significant income from operations during the timeframe for compliance or by an equity financing in an amount sufficient to restore our shareholders’ equity to at least $2.5 million. We cannot assure you that we will be able to regain compliance within the timeframes permitted by the Nasdaq Listing Rules.

If we fail at any time to satisfy each of the requirements for continued listing on The Nasdaq Capital Market, our common stock may be delisted. If delisted from The Nasdaq Capital Market, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor would find it more difficult to buy or sell our common stock in the open market if it were quoted on the over-the-counter market or the OTC Bulletin Board. We also believe that delisting from the Nasdaq Stock Market would impair our ability to raise additional working capital through an equity financing. There can be no assurance that any market will continue to exist for our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14(a) and 15d-14(a) of the Exchange Act.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 13a-14(a) and 15d-14(a) of the Exchange Act.
Exhibit 32	Certification pursuant to 18 U.S.C. §1350.

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

Date May 14, 2012

