Form 10-K
period 2012-06-30
UROLOGIX INC
filed 2012-09-24
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2012.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ____________________.

Commission File Number 0-28414

UROLOGIX, INC. (Exact name of registrant as specified in its charter)

Minnesota	41-1697237
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

14405 21st Avenue North, Suite 110, Minneapolis, MN 55447
(Address of principal executive offices)

Registrant’s telephone number, including area code: (763) 475-1400

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange on Which Registered:
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Series A Junior Participating Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐	No ☒

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $14,862,280 as of the last day of the Company’s most recently completed second fiscal quarter, December 31, 2011, when the last reported sales price was $1.08.

As of September 1, 2012, the Company had outstanding 20,782,868 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

          Statements included in this Annual Report on Form 10-K that are not historical or current facts are forward-looking statements. In addition, our officers may make forward-looking statements orally. We caution readers that these statements are not predictions of actual future results. Our actual results could differ materially from any such forward-looking statements as a result of risks and uncertainties, including those set forth below in Item 1A “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Any such forward-looking statements reflect information available to us as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any such forward-looking statements.

ITEM 1.	BUSINESS

Overview

          Urologix develops, manufactures, and markets non-surgical, office-based therapies for the treatment of the symptoms and obstruction resulting from non-cancerous prostate enlargement also known as benign prostatic hyperplasia (BPH). These therapies use proprietary technology in the treatment of BPH, a disease that affects more than 30 million men worldwide and is the most common prostate problem for men over 50. We market both the Cooled ThermoTherapy™ (CTT) product line and the Prostiva® Radio Frequency (RF) Therapy System. We acquired the exclusive worldwide license to the Prostiva® RF Therapy System in September 2011. These two technologies are designed to be used by urologists in their offices without placing their patients under general anesthesia. CTT uses a flexible catheter to deliver targeted microwave energy combined with a unique cooling mechanism that protects healthy urethral tissue and enhances patient comfort to provide safe, effective, lasting relief from BPH voiding symptoms by the thermal ablation of hyperplastic prostatic tissue surrounding the urethra. The proprietary Prostiva® RF Therapy System delivers radio frequency energy directly into the prostate through the use of insulated electrodes deployed from a transurethral scope, ablating targeted prostatic tissue under the direct visualization of the urologist. These focal ablations reduce constriction of the urethra, thereby relieving BPH voiding symptoms. These two proven technologies have slightly different, yet complementary, patient indications and providing them to our urologist customers enables them to treat a wide range of patients in their office. We believe that these office-based BPH therapies are efficacious, safe and cost-effective solutions for BPH as they have shown results clinically superior to those of medication based treatments and without the complications and side effect profile inherent with surgical procedures.

          Our goal is to establish Cooled ThermoTherapy and Prostiva RF Therapy as the preferred therapeutic options considered by urologists for their BPH patients in the earlier stages of disease progression who do not want to take chronic BPH medication or are unhappy with the side effects, costs or results. A urologist can choose between our two therapies based upon clinical criteria specific to the BPH patient’s presentation. Our business strategy to achieve this goal is to:

•	Educate patients and urologists on the benefits of Cooled ThermoTherapy and Prostiva RF Therapy through the Company’s “Think Outside the Pillbox!” and other market development efforts,

•	Increase utilization of Cooled ThermoTherapy and Prostiva RF Therapy by urologists who already have access to a Cooled ThermoTherapy and/or Prostiva RF Therapy system,

•	Increase the number of urologists who utilize one or both of our therapy treatment options for their patients,

•	Continue to partner with our European distributors to support the customers outside the United States, and

•	Pursue other technologies to add to our portfolio that fit our brand, distribution channels and clinical standards through acquisition or other partnering structures.

          The prostate is a walnut-sized gland surrounding the male urethra (the channel that carries urine from the bladder out of the body) that is located just below the bladder and adjacent to the rectum. BPH is a non-cancerous disease in which the prostate grows and constricts the urethra causing adverse changes in urinary voiding patterns. While the actual cause of BPH is not fully understood, it is known that as men reach middle age, cells within the prostate begin to grow at an increasing rate. As the prostate grows, it compresses or impinges on the urethra and bladder neck, thereby restricting the normal passage of urine. BPH patients typically suffer from a variety of troubling symptoms generally referred to as LUTS (Lower Urinary Tract Symptoms), which can have a significant impact on the quality of life of men suffering from BPH. LUTS caused by BPH includes frequent urination during the day and night, difficulty starting or stopping urination, urgency to urinate and painful urination. Delay in treatment may lead to serious consequences including complete obstruction (acute retention of urine), urinary tract infections, bladder stones, degeneration of bladder function and, in extreme cases, kidney failure.

Market Opportunity
          While there are over 30 million men worldwide with symptomatic BPH, we are focused on growing our market penetration primarily in the U.S. The U.S. BPH market is large, underpenetrated and can be expected to continue to grow due to the general aging of the population as well as increasing life expectancies. BPH generally affects men after the age of 50. Epidemiological studies have shown that BPH will occur in a percentage of men roughly equivalent to the average age of the group studied. To illustrate this concept, on average, 70 year old men have a 70% chance of having BPH, while 60 year old men have a 60% incidence rate. Approximately half of men with BPH will have moderate to severe LUTS related to their disease as determined by the standard method of assessing symptoms. Patient claims analysis has shown that there are over 8.7 million men that are currently diagnosed with BPH in the U.S. Based on the aging of the population and the incidence of the disease, we estimate over 750,000 new patients each year will develop clinically significant BPH in the U.S. alone.

Treatment Options

Watchful Waiting

          When a patient first presents with LUTS caused by BPH, physicians generally suggest drugs as the first treatment option, but ultimately leave the decision up to their patients. Due to the costs, side effects and complications associated with BPH drug therapies, many patients diagnosed with BPH choose to be regularly monitored by their urologists, but elect not to begin a drug regimen. The patients who opt out of therapy fall into a group referred to as “watchful waiting.” Historically, bothersome symptom persistence, symptom worsening or an acute urinary event such as retention is a trigger for the patient to move on to some other form of therapy for those in the “watchful waiting” group.

Chronic Drug Therapy
          Drug therapy has historically been the first line of treatment. Currently, over 4 million men in the U.S. are on some form of chronic BPH medication. The most rigorous studies have shown that approximately 20% of patients treated with drug therapy discontinue treatment within 24 months for various reasons including cost, ineffectiveness, side effects and the burdens of compliance. Patients may also try multiple drugs or combinations of drugs to improve effectiveness. This leads to a more costly treatment regimen and often an increased incidence of side effects. In addition, there is risk that men who continue to take BPH drugs for long periods of time may miss signs of degradation in their urinary function due to the drug(s) masking the disease progression.

          Most BPH patients suffering from LUTS are initially given an alpha-blocker. Alpha-blockers are a class of drugs also used to treat high blood pressure and work by relaxing smooth muscle cells such as those found around the urethra. This results in easing many of the symptoms of LUTS, but does nothing to slow down the progression of prostate enlargement resulting from BPH.

          When a patient is dissatisfied with his first drug for BPH, typically an alpha-blocker, and seeks additional therapy this is referred to as Complex BPH in the recently updated American Urological Association (AUA) Guidelines. At this point, the Guidelines recommend urologists discuss additional drugs, office-based procedures or surgery as an option and to come to a shared decision with the patient.

          If a patient wants to continue with drug therapy, a physician may prescribe a second drug called a 5-ARI. This “Combination Therapy” drug regimen has been shown to produce the best results although there is increasing evidence of side effects. 5-ARIs are drugs that inhibit the conversion of testosterone into DHT. Reducing DHT is believed to slow the growth of the prostate. While prescribing both an alpha-blocker and a 5-ARI has shown better symptom improvement than taking either drug alone, there are also increased rates of side effects as patients experience side effects from both drug classes.

          Recent events within the BPH drug market have occurred that we believe will help to motivate patients to ask their physicians about non-drug therapeutic treatment options, such as office-based therapies, earlier than in the past. In the last year the FDA has issued a safety alert and required a label change on 5-ARI drugs for two different risk factors. The safety alert for the first risk factor, which was in June of 2011, is related to risk of high-grade prostate cancer. The second risk factor, a label change requirement issued in April of 2012, is related to adding a risk of persistent sexual side effects to the list of potential adverse events. These FDA actions generated significant press in the media which has caused many patients to ask their doctors about the drugs they are taking for their BPH. As a result of this recent evidence, we believe that, as an alternative, many of these men may elect to have an office-based procedure that has been proven effective in treating their disease, has a safer profile than surgical options and can eliminate the need for further drug therapy.

Surgical Therapy

          There are two primary surgical procedures to treat BPH: TURP or laser. Traditionally, the “gold standard” surgical procedure has been Transurethral Resection of the Prostate (TURP), an invasive surgery in which portions of the prostatic urethra and surrounding tissue are removed, thereby widening the channel and improving urinary flow. While the patient is under general anesthesia, the urologist inserts a rigid scope into the urethra and then uses an electro-cautery device to core out sections of the prostate. Although TURP results in a dramatic improvement in urine flow and reduction in symptoms, the procedure can require a hospital stay and lengthy recovery time and is reported to have a higher rate of side effects and complications than other treatment options. Because the TURP procedure requires a highly skilled surgeon with extensive training, the outcomes and incidence of complications is affected by the experience of the surgeon performing the TURP. TURP currently accounts for approximately half of BPH surgical procedure volume.

          The other half of the surgical procedure volume consists of laser vaporization or laser enucleation of the prostate performed in an operating room through a rigid cystoscope and is similar to a TURP. The patient is placed under general anesthesia before a rigid scope is inserted into the urethra. Then the prostatic and urethral tissues are removed using a laser fiber placed down the rigid scope to ablate the tissue or cut it out instead of using an electro-cautery device. Similar to the traditional TURP, the success and safety profile of these procedures is largely dependent on technique.

Urologix’s Office-Based Treatment Options

          Urologix is focused on technologies that enable the treatment of patients in the safe, comfortable setting of a urologist’s office without general anesthesia. Office-based therapies provide significant advantages over other BPH treatment options. Compared to chronic drug therapy, it is a one-time treatment that provides lasting results in most patients without the ongoing risk of side effects and costs associated with long term daily medication. Compared to surgery, Urologix’s office-based technologies produce lasting results while avoiding many of the complications and costs associated with surgery.

          Providing an option between two different therapies, CTT or Prostiva, allows urologists to select which device will provide the best outcome for each patient whom they treat for BPH. Because of the unique aspects of each of our technologies some patients may be indicated for one technology over the other. The FDA indications help with these treatment decisions. For example, the Prostiva technology is only indicated for patients with a prostate size between 20 grams and 50 grams, while the CTT system is approved for prostates up to 100 grams. In addition, there is a minimum prostatic urethral length which CTT can treat due to the length of the microwave antenna, while the Prostiva system does not have this requirement. Other prostate anatomy issues can also favor one technology versus the other. Therefore, by having both technologies as an option the urologist can select the device best suited for the patient. Many patients may be candidates for either procedure, in which case the urologist can discuss both options and come to a shared decision with their patients, a process that aligns with the American Urological Association guidelines.

          We believe that both CTT and Prostiva provide incremental value to the patient, the urologist and the healthcare system overall. For the patients, they are able to have an effective and durable procedure that will relieve the majority of them from the burden of chronic medication without the risk of general anesthesia or the expense of having to pay for the hospital deductibles. For the urologists, they can make their patients happy and healthier with a technology that fits into their office clinical routine and is well reimbursed. The healthcare system benefits because the overall cost of these office-based procedures is substantially less than the total cost for any surgical option and saves the costs of chronic medication. We believe our two technologies that account for the majority of office-based BPH procedures are well positioned for a healthcare system of the future that rewards cost effective technologies that provide value to all the constituents in the healthcare equation.

Cooled ThermoTherapy

          Cooled ThermoTherapy (CTT) is a microwave energy treatment that provides effective, durable and safe relief from BPH symptoms. The CTT system consists of a CoolWave or prior generation Targis control unit and a proprietary, flexible catheter that targets energy into the transition zone of the prostate producing a temperature sufficient to cause cell death, while simultaneously cooling and protecting the healthy, pain-sensitive urethral tissue. Our newest Cooled ThermoTherapy catheter is the CTC Advance microwave catheter designed to improve ease of use and patient comfort compared to earlier generation devices.

During a Cooled ThermoTherapy procedure, a catheter is inserted into the urethra and anchored in the bladder, and a thermosensing unit is placed into the patient’s rectum. Chilled water is then circulated through the catheter to lower the temperature of the urethra and protect it from heat and discomfort during the treatment. Temperatures in the urethra and rectum are monitored continuously during the treatment while microwave energy is delivered into the prostatic tissue, ultimately resulting in a reduction in the size of the prostate and relief of symptoms as the body re-absorbs the destroyed tissue through its natural healing process following the treatment. The treatment cycle is completed in approximately 30 minutes, while the total room time with the patient is approximately an hour.

Prostiva RF Therapy

          Prostiva RF Therapy is a radio frequency needle ablation treatment for BPH. Prostiva therapy is conducted in offices without the need for general anesthesia. The Prostiva system consists of a hand piece with a specialized 18.5F (approximately 6mm) rigid cystoscope connected to a radio frequency generator. The urologist is able to visualize the therapy continuously through the use of the scope and they control irrigation of the urethra for cooling and tissue preservation during the therapy.

          During a Prostiva procedure, a grounding pad is placed over the patient’s sacrum, and the RF ablation current is directed towards the grounding pad through the prostatic tissue. Precise tissue heating occurs due to electrical resistance of the prostate tissue as electrons flows from the active to the return electrode. The RF current is precisely delivered to the region immediately surrounding the active electrode, with accurate control of the tissue effect. Ablation volume is a function of the placement and depth of the electrode, as well as the power utilized and the treatment duration. Temperature in the urethra is monitored continuously during the treatment while RF energy is delivered into the prostatic tissue, ultimately resulting in targeted necrosis of the prostatic tissues and relief of symptoms as the body re-absorbs the destroyed tissue through its natural healing process following treatment. Treatment time varies depending on gland size but is approximately 20-25 minutes and total room time is approximately 1 hour, equivalent to our Cooled ThermoTherapy.

Clinical Studies

          Both Cooled ThermoTherapy and Prostiva have built substantial clinical evidence over the years, unlike most of the competitive in-office BPH therapies. There are over 100 published peer reviewed clinical articles that are supportive of these technologies. Numerous multi-center, prospective, clinical trials of Cooled ThermoTherapy and Prostiva RF Therapy have been conducted both in the United States and internationally.

          Study objectives have included: collection of safety and efficacy data, support of new indications and marketing claims, generation of long-term durability data, and data collection for Medicare and other reimbursement approvals in various markets. The results of these trials showed a majority of patients received significant long-term relief from the symptoms and obstruction caused by their BPH. BPH symptoms were measured using validated symptoms score instruments, such as the American Urological Association Symptom Score (AUASS). Quality of life (QoL) was also measured using a validated scoring instrument where higher scores indicated a lower quality of life. Peak flow rates (Qmax) were measured in numerous studies where values were expressed in milliliters (mL) per second.

          AUASS is a 35 point scale where the higher the score the more severe the BPH symptoms. A score greater than 7 is considerate moderate symptomatic BPH. The minimum threshold for clinically significant improvement in the AUASS is commonly viewed as a reduction of 4 or more points. Success in clinical studies is often determined by a reduction of 30% from the baseline score.

Cooled ThermoTherapy

          In April 2009 at the American Urological Association (AUA) annual meeting, two separate presentations highlighted our five-year durability data and the ability of urologists using our Cooled ThermoTherapy system to customize the treatment for individual patients.

          At the 2010 AUA annual meeting, we had two additional presentations at the sub-specialty meeting of the Geriatric Urological Society. The first presentation highlighted how the combination of cooling and high energy provided by Cooled ThermoTherapy enables delivery of a therapeutically effective treatment. The second demonstrated the five year preservation of sexual function following Cooled ThermoTherapy, a significant concern for sexually active men considering the alternatives of chronic medication or surgery.

          At the 2011 North Central Sectional meeting of the AUA, a presentation on the comparative cost effectiveness of BPH treatment options showed that CTT was a cost effective treatment option for BPH. In aggregate, we believe such society and professional presentations underscored the efficacy, safety, durability and cost savings that Urologix technologies bring to both patients and physicians.

          The most recent peer-reviewed journal publication of Cooled ThermoTherapy five-year data appeared in the Journal of Urology in May, 2011. Mynderse et al prospectively followed patients for five years during a FDA approved study of the Urologix Cooled ThermCath® (CTC) Microwave Catheter. The results showed significant improvement in symptoms, peak flow rate and quality of life (QoL), through the five-year time point. Participating clinical study sites included leading academic centers such as The Mayo Clinic, University of Texas Southwestern, Johns Hopkins and Duke University. In 2010, the AUA BPH Practice Guideline committee commented that the durability of high-energy transurethral microwave therapy (like Cooled ThermoTherapy) appeared to have improved due to the advent of higher energy, later generation devices. The figure below displays the sustained percentage improvement in AUASS and Qmax over the five year follow up period. The percent improvement over baseline for QoL followed a similar trend and was 41% better at year five.

[1] 5 Year Results of a Multi-Center Trial of a New Generation Cooled TUMT for BPH, Roehrborn, C. et. al., Moderated Poster, AUA 2009.

          The effectiveness of the Cooled ThermoTherapy BPH treatment was further demonstrated by Mynderse et al when examining retreatment rates and patient follow-up in the study and is summarized in the figure below:

          The 5-year data described above are supported by multiple peer reviewed publications over the years showing the significant safety, effectiveness and durability of a CTT procedure. These published articles include:

1.	In 2001 Djavan et al compared 51 patients treated with Cooled ThermoTherapy vs. 52 treated with alpha blocker BPH medication. Symptom improvement, urinary flow rate, and QoL were measured.

2.	In 2003 Thalmann et al conducted a prospective trial where 200 patients were treated with Cooled ThermoTherapy. Symptom improvement and urodynamics were measured.

3.	In 2003 Osman et al compared the one-year subjective vs. urodynamic changes in 40 Cooled ThermoTherapy patients.

4.	In 2003 Miller et al studied the durability of Cooled ThermoTherapy over three centers in 150 patients for five years.

5.	In 2003 Berger et al studied Cooled ThermoTherapy in 78 high risk patients with acute urinary retention with a mean follow-up of 34 months.

6.	In 2004 Kaplan et al conducted the largest prospective Cooled ThermoTherapy study which involved 345 patients treated over nine institutions.

          Djavan et al noted improvements in BPH symptoms, QoL and maximum urinary flow rate (Qmax) for both the medication and Cooled ThermoTherapy groups; however, the Cooled ThermoTherapy group demonstrated a significantly greater improvement. These effects were maintained for at least 18 months. Thalmann et al demonstrated that the Qmax rates of Cooled ThermoTherapy patients increased from 6 to 13 mL per second at 24 months and symptoms scores were decreased from a mean of 23 to 3. Osman et al reported mean symptom score reductions from 20.5 to 9, and mean flow rate increases from 9.2 to 15 mL per second. Miller et al reported ≥ 50% improvement in symptom score in 63% to 68% of patients available for follow-up at years 1, 2 and 3 and 50% and 51% of patients at years 4 and 5, respectively. Berger et al reported 87.1% of patients in retention before treatment were able to void after Cooled ThermoTherapy, though 7.3% experienced repeat retention within two years. Kaplan and colleagues demonstrated that 65% of Cooled ThermoTherapy patients showed a greater than 50% reduction in symptom scores the first year, with a mean improvement of 11.1 points. In the 85 patients available for five-year follow-up, absolute symptom score improvement was maintained at 8.4 points. Flow rates improved from 7.5 to 10.5 mL per second at three years.

          In summary, since its introduction to the market in 1997, Urologix’ Cooled ThermoTherapy has been studied in numerous clinical trials; the results of which demonstrate significant and durable improvement in BPH symptoms, QoL, and urinary flow rate.

Prostiva RF Therapy

          Prostiva is the newest generation of transurethral RF needle ablation of the prostate. This technology was first used in the early 1990s, with the first preliminary clinical trials published in 1993. The first human clinical studies in the United States began in 1994, and subsequent U.S. Food and Drug Administration (FDA) approval of the procedure was granted in 1996.

          Since FDA approval of Prostiva RF Therapy, 4 randomized, prospective trials comparing it to transurethral resection of the prostate (TURP) have been published:

1.	In 1999 Roehrborn et al summarized outcomes of symptom improvement, QoL, bladder wall pressure and Qmax at 6 months;

2.	In 2001 Hindley et al compared Prostiva RF to TURP in 50 patients over 2 years, reporting on symptom improvement, QoL, and urodynamics;

3.	In 2003 Cimentepe et al also provided symptom improvement, QoL and urodynamics results after 18 months of follow-up on 59 patients; and

4.	In 2004 Hill and colleagues provided 5-year follow-up on same patient cohort as Roehrborn et al, 1999. Results included symptom improvement, QoL, and urodynamics in the same group of 121 patients.

          Roehrborn et al (1999) found that symptom scores of Prostiva RF subjects were decreased by nearly 50% at six months. At 60 months Hill et al (2004) reported symptom improvement for the same cohort of subjects was maintained. Hindley et al (2001) reported symptoms were decreased by nearly 65% for Prostiva.
QoL results followed a similar trend for Roehrborn and Hindley, and results were maintained at 5 years as reported by Hill et al. Cimentepe et al (2003) found similar trends in symptom scores, QoL measures and urodynamics as reported by the other studies identified above. From these 4 studies, no significant short-term complications from Prostiva, including need for transfusion, were reported. In a confirmation of the results of the 4 randomized, prospective trials comparing Prostiva RF Therapy to TURP, the 2010 AUA BPH Practice Guidelines Committee concluded that: “… based on these reports, the symptom improvement is significant and sustained for both treatments, with somewhat greater improvement in the symptom score for TURP.”

          In addition to the 4 randomized prospective trials detailed above, numerous single-group cohort studies of Prostiva RF Therapy have been published as well. Symptom improvement, QoL, and urinary flow rate improved in a fashion very similar to that reported in the randomized trials. Short-term complications, including the need for transfusion, were uncommon or nonexistent. Erectile dysfunction and retrograde ejaculation were more common with TURP than Prostiva RF Therapy, and generally Prostiva patients reported very few sexual side effects. In fact, in 2010 the AUA BPH Practice Guideline Committee concluded that Prostiva RF Therapy is an attractive BPH therapy due to its safety; low perioperative complications, and low to nonexistent rate of sexual dysfunction. The Committee also noted that improvements in symptoms, QoL and urinary flow rates were significant for Prostiva RF. In summary, since being introduced to the U.S. market, multiple prospective trials have established Prostiva RF Therapy’s significant clinical benefit as well as the attractive safety profile when compared to surgical therapy.

Sales and Marketing

          Our goal is to establish our technologies as the first treatment choice for BPH patients looking to avoid daily medication or who are dissatisfied with symptom improvement, cost and/or side effects from chronic BPH drugs.

     United States

          We have a sales and marketing team consisting of sales management, marketing support, clinical support, mobile application specialists and direct sales representatives, all of whom are dedicated to marketing our Cooled ThermoTherapy and Prostiva RF Therapy products and our Urologix mobile service. We offer our Cooled ThermoTherapy and Prostiva technology to our customers on a direct purchase, mobile or longer-term use basis. Pricing for single-use treatment catheters to direct customers and our Urologix mobile service varies based upon treatment volume.

          Our direct sales force as of June 30, 2012 consists of 25 professionals and is focused on urologists who treat or are interested in treating BPH patients in their office. Our Urologix mobile application specialists transport the CoolWave and Prostiva capital equipment, along with the disposables, to urologist offices, ambulatory surgery centers and hospitals on a scheduled basis, making the treatment available to urologists and their patients on an efficient and economical basis. As of June 30, 2012, our mobile assets included 16 vans that service 14 mobile routes in select geographies across the United States. In addition to our direct sales channel and Urologix owned mobile service, we continue to utilize independent third-party mobile service providers to provide urologists with access to our Cooled ThermoTherapy and Prostiva treatment.

          Our marketing and patient education efforts are focused on three goals: (i) increasing urologist adoption of both technologies and optimizing patient selection for maximum patient benefit and appropriate utilization; (ii) increasing patient awareness of office based treatment options; and (iii) exposing urologists to the significant patient need for effective alternatives to medical management that are non-surgical. We employ specific tools to support each of these goals. For the first, this includes developing a well trained clinically oriented sales force that can explain both technologies and patient selection criteria and arming them with the tools and knowledge to be successful. For the second and third, our primary platform for raising patient awareness and increasing urologist exposure to the patient need is through the “Think Outside the Pillbox” campaign. We have had repeated success with this effort with strong patient responses to our call to action and urologists impressed with the turnout at the educational events. The result of these activities on our business is that the accounts that participate in this program have increased utilization, measured by revenue per account, after the campaign compared to before.

          As of June 30, 2012, we employed a total of 46 individuals in our sales and marketing departments and in our Urologix mobile service. The expenses for our Urologix mobile service are included in cost of goods sold.

     International

          Although our international sales efforts have historically been relatively modest, we believe that there is a potential market for Urologix products outside of the United States in certain, limited markets. We will utilize local distributors experienced in selling products to hospitals and urologists to assist us in these opportunities. During the second quarter of fiscal 2012, we assumed distribution responsibilities from Medtronic consistent with the terms of the Transition Services and Supply Agreement and contracted sales of the Prostiva RF Therapy system in Europe by entering into supply agreements with distributors in targeted countries. The inherent challenge outside the United States is that, with the exception of the regions where we have established distribution partners, third party reimbursement of office-based BPH procedures is less prevalent and our revenue from these international markets would largely depend on the willingness of private payors to reimburse us a fair amount for our products and services, or that the patient will pay out-of-pocket for significant portions or all of the treatment cost.

Manufacturing

          We assemble CoolWave control units and Targis and CTC Advance catheter procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate at our suburban Minneapolis facility. Several of the components used in our control units and procedure kits are currently available to us through a single vendor.

          We have agreements in place with Medtronic and with other third party manufacturing companies for the supply of the key components of the Prostiva RF Therapy system during the transition period of our Transition Services and Supply Agreement with Medtronic. The existing supply agreements relating to the Prostiva RF Therapy system will be assigned to us by Medtronic following this transition period on the terms specified by the Transition Services and Supply Agreement.

          We continuously seek to develop alternative sources for critical components, however, when alternative sourcing is not possible, we may enter into supply agreements with each component provider. Nevertheless, failure to obtain components from these providers or delays associated with any future component shortages, particularly if we increase our manufacturing level, could have a material adverse effect on our business, our financial condition and our overall operating results.

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

          As of June 30, 2012, we employed 28 individuals in our manufacturing department.

Research and Development

          We continue to invest in research, development, and clinical trials to build upon our intellectual property, and our scientific and clinical knowledge to develop innovative future generations of BPH products and services. These investments are intended to improve our product offerings and expand the clinical evidence supporting each of our therapies for BPH. Our research and development efforts and goals are currently focused primarily on improving the features and functions of the technologies used in our Cooled ThermoTherapy and Prostiva RF Therapy procedures; improving the ease of use, patient comfort and clinical response to treatment; and also reducing the manufacturing cost of our products.

          During the fiscal years ended June 30, 2012 and 2011, and 2010, we spent $2.2 million, $2.2 million, and $1.8 million, respectively, on our research and development efforts. As of June 30, 2012, we employed 10 individuals in our research and development department.

Reimbursement

          We believe that third-party reimbursement is essential to the continued adoption of Cooled ThermoTherapy and Prostiva RF Therapy, and that clinical efficacy, overall cost-effectiveness and physician advocacy will be keys to maintaining such reimbursement. We estimate that 70% to 80% of patients who receive Cooled ThermoTherapy and Prostiva RF Therapy treatment in the United States are eligible for Medicare coverage. The remaining patients are covered by either private insurers, including traditional indemnity health insurers and managed care organizations, or are private paying patients. As a result, Medicare reimbursement is particularly critical for widespread and ongoing market adoption of Cooled ThermoTherapy and Prostiva RF Therapy in the United States.

          Each calendar year the Medicare reimbursement rates for all procedures, including Cooled ThermoTherapy and Prostiva RF Therapy, are determined by the Centers for Medicare and Medicaid Services (CMS). The Medicare reimbursement rate for physicians varies depending on the procedure type, site of service, wage indexes and geographic location. The national average reimbursement rate is the fixed rate for the year without any geographic adjustments, but does vary based on site of service. Cooled ThermoTherapy and Prostiva RF Therapy can be performed in the urologist’s office, an ambulatory surgery center (ASC), or a hospital as an outpatient procedure.

          The reimbursement for calendar year 2012 is determined by the annual Medicare Physician Fee Schedule, as well as congressional actions to address the Sustainable Growth Rate (SGR) formula that affects Medicare reimbursement for all physicians. Congress acted to defer the negative impacts of the SGR formula in 2012 and as a result, the national average reimbursement in the physician office setting for 2012 is currently $2,159 for Cooled ThermoTherapy and $2,084 for Prostiva RF Therapy.

          CMS has requested a valuation survey of over 70 procedural codes by various physician specialties. CMS uses this valuation survey to determine the need for an increase or a decrease to the codes under review. One of the three codes in urology for review is CPT 53850, the code for our Cooled ThermoTherapy technology. We have actively supported CMS’ review of the CTT procedure code and will continue our strategy to support reimbursement for CTT given the compelling data supporting the safety, clinical efficacy and cost effectiveness of this treatment option. The result of this evaluation process will not be published until the release of the 2012 CMS final rule in November 2012 for implementation, at the earliest, during calendar year 2013.

          Cooled ThermoTherapy and Prostiva RF Therapy procedures also are reimbursed when performed in an ASC or a hospital outpatient setting, but these are a small portion of our business and the CMS changes to these rates will not have a material effect on our financial performance.

          Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon “usual and customary” fees. To date, we have received coverage and reimbursement from private insurance companies and HMOs throughout the United States. We intend to continue our efforts to maintain coverage and reimbursement across the United States. There can be no assurance that either reimbursement determinations for Cooled ThermoTherapy and Prostiva RF Therapy from these payers or that amounts reimbursed to urologists for performing these procedures will be sufficient enough to encourage urologists to use Urologix’ product and service offerings.

          As a result of recently enacted Federal health care reform legislation, substantial changes are anticipated in the United States health care system. Such legislation includes numerous provisions affecting the delivery of health care services, the financing of health care costs, reimbursement of health care providers and the legal obligations of health insurers, providers and employers. These provisions are currently slated to take effect at specified times over the next decade. The Federal health care reform legislation did not directly affect our fiscal year 2012 financial statements. However, beginning in January 2013, the legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows.

          Internationally, reimbursement approvals for the Cooled ThermoTherapy and Prostiva procedures are awarded on an individual-country basis.

Patents and Proprietary Rights

          We currently own U.S. and international patents. We also intend to file additional patent applications in the future. In addition, we have licensed numerous patents and patent applications related to the Prostiva technology as part of our worldwide exclusive license from Medtronic.

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

Competition

          Competition in the market for the treatment of BPH comes from drug therapy, other minimally invasive office-based treatments, and invasive surgical therapies, such as TURP and laser surgeries (Laser Vaporization or Laser Enucleation). There are multiple companies that market or distribute surgical products for either TURP or laser procedures including: Olympus, Karl Storz, Endo Pharmaceuticals (American Medical Systems), Boston Scientific, Lumenis, Lisa Laser and Biolitec.

          There are eight well-recognized prescription drugs available in the United States for treating the symptoms of BPH: Flomax (Boehringer Ingelheim International GmbH), Hytrin (Abbott Laboratories), Cardura (Pfizer Inc.), UroXatral (Sanofi-Synthelabo), Rapaflo (Watson Pharmaceuticals, Inc.), Proscar (Merck & Co., Inc.), Jalyn (GlaxoSmithKline), and Avodart (GlaxoSmithKline), some of which are now also available as a generic preparation. Drug therapy is currently the first-line therapy prescribed by most physicians – both primary care physicians and urologists – in the United States for BPH. The drug companies have significant resources to educate urologists and patients through direct sales and direct to consumer marketing. We focus on educating urologists and their patients to the benefits of our Cooled ThermoTherapy in a targeted and efficient manner but we have far fewer resources than manufacturers of BPH drugs.

          Competition in the market for minimally invasive office-based treatments for BPH is also significant. Competitive devices include low energy microwave combined with balloon dilatation (Medifocus, previously Boston Scientific); non-cooled, low energy microwave (Endo Pharmaceuticals/American Medical Systems); and high energy microwave with limited cooling (Prostalund). Beginning in 2012, Boston Scientific began notifying customers that they intend to discontinue distribution of disposables for their Prolieve system as of June 30, 2012. The Prolieve technology has subsequently been acquired by Medifocus, a development state microwave ablation medical device company based in Toronto, Canada.

          Additional competitors may enter the market. We believe our technologies offer a durable solution as shown in peer reviewed clinical trials with a very favorable safety profile and that new technologies must demonstrate competitive long-term clinical data. Our products are FDA-approved for the largest treatable patient population compared to other office-based BPH therapies. Because our technologies do not require general anesthesia or have risk of significant bleeding or other complications, they can be performed in the urologist’s office or other outpatient environments. Further, because Cooled ThermoTherapy and Prostiva RF Therapy both combine high temperatures with cooling, we can achieve a controlled pattern of necrosis that conforms to a desired shape within the prostate, destroying hyperplastic tissues to create lasting results while preventing damage to the urethra, enhancing patient comfort and reducing complications.

Government Regulation

          Both domestic and international government regulation significantly affects the research and development, manufacturing and marketing of our products. Under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, the FDA holds the authority to regulate the manufacturing, distribution and sale of medical devices within the United States, while foreign sales are subject to governmental regulation and restrictions that vary by country.

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

          Our Cooled ThermoTherapy systems have received FDA approval for sale in the United States as a Class III medical device. We have obtained CE Mark certification for distribution of our Cooled ThermoTherapy systems in Europe and product registration for distribution in Canada, Australia, and New Zealand. The Prostiva RF Therapy System has received FDA clearance for sale in the United States as a Class II medical device. The Prostiva RF Therapy System has also received the CE Mark for distribution in Europe and product registration for distribution in Canada, Australia and New Zealand.

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

          The FDA’s regulations also require agency clearance of a Premarket Notification Submission (often called a 510(k) submission) when certain changes are made to Class II products, including changes relating to component or product manufacturing. These changes require FDA clearance of the 510(k) submission prior to effecting the change. As part of our license from Medtronic, Inc. of the Prostiva RF Therapy System and the related Transition Services and Supply Agreement with Medtronic (described below under “Prostiva Related Agreements”), we are working with Medtronic to file an updated 510(k) submission and to prepare to transfer to us the product registrations for the U.S. following FDA clearance of this updated 510(k) submission. We are also working with Medtronic to obtain approvals and clearances necessary to transition the product registrations for the European Union and other jurisdictions outside of the U.S. There can be no assurance that the required FDA clearance of the 510(k) submission or the required approval or clearance of other regulatory bodies outside of the U.S. relating to the Prostiva product will be granted on a timely basis or at all. Delays in or the failure to receive such clearance, or the requirements or conditions imposed by the FDA or other regulatory bodies to obtain such clearances, would have a material adverse effect on our business and impair the value of the license to us, or possibly terminate the license, as further described in the “Risk Factors” section in this Annual Report on Form 10-K.

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

Health Care Regulation

          We regularly monitor developments in laws and regulations relating to our business. We may be required to modify our agreements, operations, marketing and expansion strategies from time to time in response to changes in the statutory and regulatory environment. Although we plan to structure all of our agreements, operations, marketing and strategies in accordance with applicable law, there can be no assurance that our arrangements will not be challenged successfully or that required changes will not have a material adverse effect on our operations or profitability.

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

Employees

          As of June 30, 2012, we employed 94 individuals on a full-time basis. We also had several part-time employees, consultants and independent third-party sales representatives. None of our employees are covered under a collective bargaining agreement.

Prostiva Related Agreements

          On September 6, 2011, we entered into agreements with Medtronic, Inc. (“Medtronic”) and its subsidiary, VidaMed, relating to the Prostiva RF Therapy. These agreements are summarized as follows:

License Agreement: Under the License Agreement, Medtronic and VidaMed granted us an exclusive, worldwide license under patents, trademarks and other intellectual property to make, have made, develop, use, import, export, distribute, market, promote, offer for sale and sell the Prostiva® RF Therapy System in the field of the radio frequency treatment of the prostate, including the treatment of benign prostatic hyperplasia (BPH). In exchange for the license, we will pay Medtronic a license fee of $1.0 million, of which $500,000 was paid upon the execution of the License Agreement. The remaining $500,000, less the $147,000 purchase price payable under the Asset Purchase Agreement and certain credits under the Transition Services and Supply Agreement, was due on September 6, 2012. The Asset Purchase Agreement and the Transition Services and Supply Agreement are described below. We will also pay Medtronic royalties on net sales of product up to an annual maximum royalty amount. Beginning in the third contract year, we are obligated to pay Medtronic a minimum annual royalty amount. Earned royalties are payable thirty days following the end of each contract year. Beginning in the third contract year, additional amounts, if any, required to meet the minimum royalty obligations are payable ninety days following the end of each contract year. We are also obligated to pay a license maintenance fee of $65,000 which was due on September 6, 2012 and annually thereafter in each contract year. In addition, if total payments by us to Medtronic under the License Agreement (other than the license maintenance fee) and under the Asset Purchase Agreement (described below) reach an aggregate of $10 million, we will have no further payment obligations to Medtronic and will thereafter have a fully paid up, royalty-free and perpetual license for the term of the License Agreement. The term of the License Agreement is ten years or the earlier closing date of a purchase under the Acquisition Option Agreement described below. In addition, either party may terminate the License Agreement by written notice for breach after an opportunity to cure, Medtronic may terminate the License Agreement in the event of our bankruptcy or insolvency, and the license will automatically terminate concurrently with certain terminations of the Transition Services and Supply Agreement (described below). Upon termination of the License Agreement, all rights to the Prostiva intellectual property will revert back to Medtronic and the Transition Services and Supply Agreement and Acquisition Option Agreement will terminate. Further, upon termination of the License Agreement by Medtronic as a result of our breach or bankruptcy, and following our purchase of assets under the Asset Purchase Agreement, Medtronic will have the right to repurchase such assets from us for the same purchase price we previously paid. Medtronic and VidaMed also entered into sublicenses to grant us rights to certain intellectual property relating to the Prostiva treatment.

Under the License Agreement, if a closing occurs under the Acquisition Option Agreement (described below), Medtronic and certain of its affiliates will be bound by a non-competition obligation for a two-year period following the closing of the transactions under the Acquisition Option Agreement, subject to certain exceptions.

Transition Services and Supply Agreement: We entered into a Transition Services and Supply Agreement with Medtronic under which Medtronic will provide us with transition services relating to manufacturing, sourcing, operations, compliance, quality, regulatory and other matters for an initial term ending one month after Medtronic completes certain regulatory work. We will pay Medtronic a fee of $30,000 per month beginning in November 2011 for these transition services and will continue paying this monthly fee until the earlier of the expiration of this initial term or the last of certain United States or European Union regulatory transfers. The parties also allocated responsibility for various other costs associated with the transition services.

Through the Transition Services and Supply Agreement, Medtronic appointed Urologix as its exclusive U.S. distributor (excluding Puerto Rico) of the Prostiva treatment until such time as we have received the regulatory approvals necessary to allow us to sell the product in the U.S. Medtronic also agreed to continue to sell products through certain channels outside of the U.S. during a three month transition period that expired on December 6, 2011. Since the expiration of the transition period, we are entitled to distribute products outside of the U.S. on an exclusive basis pursuant to the terms of a distribution agreement until we have received the necessary regulatory approvals, at which time we will be able to sell the products in those territories consistent with the regulatory approvals of those territories. Medtronic also consigned certain inventory to us and we are obligated to accept additional consignment inventory upon the expiration of transition periods.

Under the provisions of the Transition Services and Supply Agreement, the parties also agreed upon the handling of product warranty claims, agreed upon a transition plan for regulatory matters, and entered into a quality agreement. In addition, Medtronic assigned a supply agreement to us, will place orders with certain suppliers and sell those components to us at its cost, and will transfer certain other components to us.

The Transition Services and Supply Agreement will terminate on September 6, 2012, but if certain U.S. regulatory transfers have not been received during the twelve month period, the Transition Services and Supply Agreement will be extended for three months. Medtronic may terminate the Transition Services and Supply Agreement prior to the expiration of its term for an uncured breach by us. We may terminate the Transition Services and Supply Agreement prior to the expiration of its term in connection with excessive third party regulatory costs. If any of the following events occur, it would trigger a regulatory challenge under the Transition Services and Supply Agreement: Medtronic’s inability to ship or allow shipment of the Prostiva product for a certain time period due to safety concerns; a new clinical trial involving Prostiva is required by the FDA; Prostiva recalls, field actions or other similar activities required by applicable law or regulatory authority are necessary and the cost or time to address the matter exceeds certain thresholds; or currently unforeseen problems must be addressed by Medtronic under applicable law to perform the transition services and the associated cost exceeds certain thresholds or such problems are reasonably expected to prevent a U.S. regulatory transfer by the earlier of April 30, 2012 or six months following its submission of a 510(k) notification to the FDA. If one of these regulatory challenges occurs, Medtronic will have the first option to determine whether to do the work and incur the costs necessary to respond to the challenge. If Medtronic does not elect to exercise this option, we have the right to elect to respond to the challenge at our own expense, subject to certain limited assistance from Medtronic. If neither party elects to respond to the challenge, the Transition Services and Supply Agreement will terminate and Medtronic must pay us $250,000. In May 2012, Medtronic waived its right to declare certain regulatory challenges under the Transition Services and Supply Agreement through June 30, 2012 and determined to continue work under the Transition Services and Supply Agreement through at least June 30, 2012.

Upon termination by Medtronic for a regulatory challenge or by us, we will not have any further payment obligation for any minimum royalty, any license fee not then due and payable, or any obligation to purchase any assets under the Acquisition Option Agreement or the Asset Purchase Agreement, described below. In addition, the License Agreement will terminate concurrently with a termination of the Transition Services and Supply Agreement as a result of both parties electing not to respond to a regulatory challenge and by us as a result of excessive third party costs.

Acquisition Option Agreement: Under the Acquisition Option Agreement with Medtronic, we have the right to purchase and Medtronic has the right to require us to purchase the assets associated with the Prostiva treatment and the licenses and sublicenses granted by Medtronic and VidaMed. The transaction will be structured as a purchase by us of all of VidaMed’s common stock and any other Prostiva assets such as patents, trademarks and other intellectual property.

In the case of our exercise of our option to purchase, the purchase price will be $10 million less license fees and royalty amounts (including, if applicable, minimum royalty amounts) previously paid under the License Agreement and the purchase price paid under the Asset Purchase Agreement. In the case of Medtronic’s exercise of its option to require us to purchase, the purchase price will be the price stated by Medtronic in its exercise notice, provided that price is accepted by us in our sole discretion. Our rights and Medtronic’s rights under the Acquisition Option Agreement may be exercised until the License Agreement expires or terminates or, if earlier, the date the other party’s notice of exercise is received in accordance with the Acquisition Option Agreement. Upon exercise of our call option or Medtronic’s put option, we will grant Medtronic an exclusive, royalty-free, irrevocable, transferrable, sublicensable, worldwide license to exploit the patents we acquire in the Acquisition Option Agreement outside of the field of the radio frequency treatment of the prostate, including the treatment of BPH.

Asset Purchase Agreement: We entered into an Asset Purchase Agreement through which Medtronic is required to sell to us, and we are required to purchase from Medtronic, certain tangible assets used in the Prostiva business for a purchase price of $147,000. The purchase price will be payable the later of September 6, 2012 or at the closing of the Asset Purchase Agreement transactions, which will take place as soon as practicable after the date certain U.S. regulatory transfers are obtained. However, if the License Agreement is terminated prior to the closing of the Asset Purchase Agreement, then the Asset Purchase Agreement will automatically terminate.

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

Risks Related to Our Common Stock

We do not comply with Nasdaq’s listing requirements and if our common stock is delisted it may then become illiquid.

          As of June 30, 2012 we did not meet the Nasdaq Listing Rule requiring that we have minimum shareholders’ equity of at least $2.5 million. In a Form 8-K filed July 5, 2012, the Company disclosed that on June 29, 2012 it entered into an underwriting agreement (the “Underwriting Agreement”) with Dougherty & Company LLC, as underwriter, in connection with the offering of 5,200,000 shares of the Company’s common stock (the “Offering”) at a public offering price of $0.75 per share. The closing of the sale of the shares contemplated by the Underwriting Agreement occurred on July 5, 2012. The Underwriting Agreement granted the underwriter a 45-day option to purchase an additional 780,000 shares of the Company’s common stock from the Company used to cover overallotments, if any, which was exercised and closed on August 7, 2012. The Company received approximately $3.8 million in net proceeds from the Offering, after deducting underwriting discounts and commissions and estimated expenses of the Offering. As a result of the financing transaction described above, the Company believes that, as of the date of this filing, we have regained compliance with Listing Rule 5550(b)(1) requiring a minimum shareholders’ equity of $2.5 million. The Nasdaq Stock Market will continue to monitor the Company for compliance with the minimum shareholders’ equity requirement. Should the Company again fall out of compliance at the time of its periodic report as of September 30, 2012, it may be subject to delisting from the exchange.

          On July 23, 2012, Urologix, Inc. (the “Company”) received a letter from The Nasdaq Stock Market stating that the bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Listing Rule 5550(a)(2) requiring a minimum bid price of $1.00 per share.

          Under the Listing Rules, the Company has 180 days, or until January 22, 2013, to regain compliance with the minimum bid price requirement for continued listing. In order to achieve compliance with the bid price requirement, the Company’s common stock must maintain a closing $1.00 bid price for a minimum of 10 consecutive business days during the compliance period.

          We cannot assure you that we will be able to sustain compliance with all of the requirements for continued listing on the Nasdaq Capital Market. If we fail to regain compliance within the allotted grace period, we may be forced to consider options such as affecting a reverse stock split, which we cannot assure will be successful in achieving compliance with the minimum bid price requirement.

          If we fail at any time to satisfy each of the requirements for continued listing on the Nasdaq Capital Market, our common stock may be delisted. If delisted from the Nasdaq Capital Market, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted on the OTC Bulletin Board. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor would find it more difficult to buy or sell our common stock in the open market if it were quoted on the over-the-counter market or the OTC Bulletin Board. We also believe that delisting from the Nasdaq Stock Market would impair our ability to raise any capital we may require in the future through an equity financing. There can be no assurance that any market will continue to exist for our common stock.

Fluctuations in our future operating results may negatively affect the market price of our common stock.

          Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

•	the timing, volume and pricing of customer orders for both control units and procedure kits;
•	the impact to the marketplace of competitive products and pricing;
•	the timing of expenditures related to sales and marketing, and research and development;
•	product availability and cost; and
•	changes in or announcements regarding potential changes to the Centers for Medicare and Medicaid Services (CMS) reimbursement rates.

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

          Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of technology companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

•	actual or anticipated variations in our operating results;
•	technological innovations or new commercial products introduced by our competitors;
•	developments regarding government and third-party reimbursement;
•	changes in government regulation;
•	government investigation of us or our products;
•	result of regulatory process for approval of our devices;
•	changes in reimbursement rates or methods affecting our products;
•	developments concerning proprietary rights;
•	litigation or public concern as to the safety of our products or our competitors’ products;
•	our compliance with the requirements for continued listing on the Nasdaq Stock Market and disclosures regarding our non-compliance with any requirement;
•	investor perception of us and our industry;
•	general economic and market conditions including market uncertainty;
•	national or global political events;
•	difficulties with international expansion or operations;
•	public confidence in the securities markets and regulation by or of the securities markets; and
•	changes in senior management.

          In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high-technology companies in particular, which are often unrelated to the operating performance of these companies. Any failure by us to meet or exceed estimates of financial analysts is likely to cause a decline in our common stock price. Further, there has been limited trading volume in our common stock, which tends to depress the market prices of our common stock and may make it difficult for you to resell shares at time and prices that you feel are appropriate.

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

          Certain provisions of Minnesota law, our articles of incorporation and bylaws and other agreements may make it more difficult for a third party to acquire us, or discourage a third party from attempting to acquire control of us, including:

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
•

the provisions of our stock option plans allowing for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control” and provisions of agreements with our executive officers requiring payments if their employment is terminated and there is a “change in control.”

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

          We have experienced significant operating losses to date, including net losses of $4.7 million for fiscal year 2012 and $3.7 million in fiscal year 2011. At June 30, 2012, we had approximately $1.9 million in cash and cash equivalents. Although we completed a secondary offering in the first quarter of fiscal 2013 which contributed approximately $3.8 million of net proceeds and we entered into a $2 million line of credit with Silicon Valley Bank, as a result of our history of operating losses and negative cash flows from operations, the licensing fee and payments for inventory and royalties related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty. As a result of the substantial doubt about our ability to continue as a going concern, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock.

          Our ability to continue as a going concern depends upon our ability to generate expected revenues both from sales of our Cooled ThermoTherapy and Prostiva products and our ability to generate positive cash flow from our business, as well as available borrowing under our line of credit with Silicon Valley Bank. Our management has and will continue to implement operational measures designed to manage expenses. However, there can be no assurance that we will be successful in improving our business.

We have a history of unprofitability and may not be able to generate sufficient cash flow to fund our operations.

          We incurred net operating losses of $4.1 million for the year ended June 30, 2012, $3.7 million for the year ended June 30, 2011 and $2.3 million for the year ended June 30, 2010. From our inception to June 30, 2012, we have incurred losses of approximately $114.7 million. Moreover, we have historically not generated sufficient operating cash flow to fund our operations and expect to incur additional operating losses through fiscal year 2013. We may not be able to fund our long-term capital needs through operating cash flow alone. We must increase the revenues received from sales of our products to generate cash flow and operate in a profitable manner in order to satisfy our long-term capital needs.

          Our ability to execute our business plan and grow our business depends on our ability to generate sufficient cash flow from operations. Our cash flow depends, in part, on our ability to secure new customers, generate significant revenue from existing and new customers, and manage expenses, as well as general economic conditions and other factors over which we have little control.

          We cannot offer assurance that we will generate increases in our revenues, attain a level of profitable operations, or successfully implement our business plan or future business opportunities.

We may need additional capital and any additional capital we seek may not be available in the amount or at the time we need it.

          We used approximately $713,000 of net cash for operating activities in the year ended June 30, 2012 and ended our 2012 fiscal year with approximately $1.9 million in cash and cash equivalents. We completed a secondary offering in the first quarter of fiscal 2013 which contributed approximately $3.8 million of net proceeds. We expect to incur additional operating losses through fiscal year 2013 and we believe the key factors to funding our long-term capital needs will be our ability to generate revenue and positive cash flow from the sale of our products. If we are not able to increase the revenues we receive from product sales, generate positive cash flow or operate in a profitable manner, we may need to raise funds in the future to execute our business plan and pursue our strategic goals.

          If we need to raise funds in the future, we cannot assure you that additional financing will be available in the amount or at the time we need it, or that it will be available on acceptable terms or at all. We may obtain future additional financing by incurring indebtedness or from an offering of our equity securities or both. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we raise additional funds by incurring debt, we could incur significant expense and become subject to covenants that could affect the manner in which we conduct our business. If we cannot timely raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

          Our expected financing needs are based upon management estimates as to future revenue and expense. Our business plan and financing needs are subject to change based upon, among other factors, our ability to generate revenue from both the Prostiva RF Therapy System product and our Cooled ThermoTherapy products and our ability to cost effectively manage the integration of the Prostiva business with our existing business. If our estimates of our financing needs change, we may need additional capital more quickly than we expect or we may need a greater amount of capital.

Risks Related to Our Business

Third party reimbursement is critical to market acceptance of our products.

          Our future revenues are subject to uncertainties regarding health care reimbursement and reform. In the United States, health care providers, such as hospitals and urologists, generally rely on third-party payers. Third-party reimbursement is dependent upon decisions by the Centers for Medicare and Medicaid Services (CMS), contracted Medicare carriers or intermediaries, individual managed care organizations, private insurers, foreign governmental health programs and other payers of health care costs. Failure to receive or maintain favorable coding, coverage and reimbursement determinations for our products by these organizations could discourage urologists from using our products. We may be unable to sell our products on a profitable basis if third-party payers deny coverage, provide low reimbursement rates or reduce their current levels of reimbursement.

          The continuing efforts of government, insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. With recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform including the reform of the Medicare and Medicaid entitlement programs, and on the cost of medical products and services. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available, and could have a materially adverse effect on our revenues and the ability to operate profitably. We have an active reimbursement strategy, and have retained consultative experts to assist us with communicating the significant benefit to the healthcare system these safe and effective minimally invasive office-based therapies deliver to the second most commonly diagnosed medical problem for men over the age of 60.

We are faced with intense competition and rapid technological and industry change.

          We face intense competition from other providers of therapies and treatments for BPH, primarily the pharmaceutical companies that sell BPH medications. Drug therapy is currently the first-line therapy prescribed by most physicians – both primary care physicians and urologists – in the United States for BPH. We also face competition from other device manufacturers and surgical manufacturers that provide BPH therapies. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe that urologists choose among BPH treatments based upon a number of factors, including clinical effectiveness, patient comfort and safety, and price and reimbursement rates. Our sales and marketing efforts are focused on differentiating our products from other competitive BPH therapies based upon these factors with the goal of establishing our products as the first-line therapeutic procedure prescribed by most physicians. We believe that in order to compete successfully with pharmaceutical companies, we must develop and execute compelling sales and marketing campaigns that educate urologists and patients as to the benefits of our products. However, even if we are able to compete successfully, we may not be able to do so in a profitable manner.

          Additionally, the medical device and pharmaceutical industries are characterized by rapid technological change, changing customer needs and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations. Our competitors may develop or market technologies, products and services, including drug-based treatments that are more effective or commercially attractive than products we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significantly negative effect on our business, financial condition and results of operations.

All of our revenues are derived from minimally invasive therapies that treat one disease, benign prostatic hyperplasia (BPH).

          All of our revenues are derived from sales of our Cooled ThermoTherapy control units and single-use treatment catheters and treatments delivered through our Urologix mobile service and, beginning September 6, 2011, from sales of the Prostiva® Radio Frequency (RF) System. Both Cooled ThermoTherapy products and the Prostiva products are minimally invasive treatments for benign prostatic hyperplasia (BPH). As a result, our success is solely dependent upon the success of minimally invasive treatments for BPH. We do not have any other lines of business or other significant sources of revenue to rely upon if we are unable to sell our products, if selling prices or the market for these products decline or we are not able to more widely popularize the use of our minimally invasive therapies among urologists and patients. Our lack of diversification means that we may not be able to adapt to changing market conditions, changes in regulation (including regulation affecting reimbursement for our products), increased competition or any decline in demand for minimally invasive BPH treatments.

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

We are dependent upon a limited number of third-party suppliers for our products.

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

          Other than the CoolWave control units, Targis and CTC Advance® catheter procedure kits, we outsource the remaining manufacturing for our products. We assemble CoolWave control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. We also outsource the manufacturing of the Prostiva product line.

          Our reliance on outside suppliers for our components and for the Prostiva product involves risks, including limited control over the price and uncertainty regarding timely delivery and quality of parts and product. The start-up, transfer, termination or interruption of any of these relationships or products, or the failure of these manufacturers or suppliers, some of which operate in countries outside of the United States, to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet customer orders for our products and harm our reputation with customers and our business. Identifying and qualifying alternative suppliers of components or manufacturers of products takes time and involves significant additional costs and may delay the production of our products.

          If we obtain a new supplier for a component, manufacture our product with an alternative component, or if our products are manufactured by an alternative manufacturer, we likely will need either FDA approval of a pre-market approval (PMA) supplement or FDA clearance of a 510(k) application to make a change in component or product manufacturing. The process for obtaining FDA approval or FDA clearance may result in extended delays in delivery of our product to customers and increased costs associated with the change.

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

          Costly litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. In connection with the settlement of a patent infringement suit we filed in March 2002, we granted, in January 2004, ProstaLund AB, ProstaLund Operations AB and Circon Corporation (a/k/a ACMI Corporation) a non-exclusive, royalty free license under certain of our patents to sell the ProstaLund transurethral microwave thermotherapy system marketed in the United States by ACMI Corporation as the CoreTherm device.

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

We are dependent on key personnel.

          Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Stryker Warren, Jr., our Chief Executive Officer, Gregory J. Fluet, our Executive Vice President and Chief Operating Officer, Brian J. Smrdel, our Chief Financial Officer, and Lisa Ackermann, our Executive Vice President, Sales and Marketing. Each of these members of senior management is employed “at will” by us. However, if there is a change in control and we terminate Mr. Warren’s, Mr. Fluet’s, Mr. Smrdel’s or Ms. Ackermann’s employment without cause, we would be required to make specified payments to him or her as described in an amended and restated change of control letter agreement dated April 23, 2012. We do not have key person life insurance on any member of senior management.

          Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

Risks Related to the Prostiva RF Therapy System and Related Agreements

          On September 6, 2011, we entered into a license agreement and other agreements with Medtronic, Inc. (“Medtronic”) and its subsidiary, VidaMed, Inc., relating to the Prostiva RF Therapy System. For a summary of the agreements with Medtronic, please see “Prostiva Related Agreements” in the “Business” section of this Annual Report on Form 10-K. The addition of the Prostiva RF product to our business and these agreements present additional risks to us and our business that are described below.

The license for the Prostiva RF Therapy System could result in operating difficulties and other harmful consequences that may adversely impact our business and results of operations.

          Shortly after we acquired the Prostiva RF Therapy System business in September 2011, we began a process of integrating that business into the existing Urologix business. That process has involved operating difficulties and expense, including:

•	Diversion of management time and focus from operating our business to the integration challenges,
•	Coordination of product, customer service, sales and marketing, and regulatory functions with Medtronic during the transition period under the Transition Services and Supply Agreement;
•	Transition of customers to Urologix;
•

Cultural challenges associated with integrating the Prostiva sales employees into our organization and retention of these employees, as well as retention of our current sales and other employees during this period of change at our company; and

•	Challenges associated with cross training sales personnel on multiple products.

          While we have completed some aspects of the integration, we believe there are areas where we face continued risk associated with the integration of the Prostiva business including:

•	Failure to successfully further develop the market for the Prostiva product;
•

Failure to obtain required approvals from governmental authorities on a timely basis, if it all, which could, among other things, delay or prevent us from being able to market and sell the Prostiva product on our own; and

•

Potential termination of the License Agreement for a variety of reasons, including termination concurrently with the termination of the Transition Services and Supply Agreement as a result of regulatory challenges under that agreement.

          Our failure to address these risks or other problems encountered in connection with the Prostiva license transaction could cause us to fail to realize the anticipated benefits of this transaction, incur unanticipated liabilities, and harm our business generally.

If we fail to comply with our obligations under our license agreement with Medtronic or if the license agreement terminates for any reason, we would lose the ability to sell the Prostiva product.

          In September 2011, we entered into a License Agreement with Medtronic, Inc. and its subsidiary, VidaMed, Inc., that granted us an exclusive worldwide license to the Prostiva RF Therapy System in the field of the radio frequency treatment of the prostate, including BPH. At the same time we entered into the License Agreement, we also entered into other agreements with Medtronic and VidaMed, including a Transition Services and Supply Agreement, an Acquisition Option Agreement and an Asset Purchase Agreement. Summaries of each of these agreements may be found in the “Business” section of this Annual Report on Form 10-K under the heading “Prostiva Related Agreements.”

          The term of the License Agreement is ten years or the earlier closing date of a purchase under the Acquisition Option Agreement. In addition, either party may terminate the License Agreement by written notice for breach after an opportunity to cure and Medtronic may terminate the License Agreement in the event of our bankruptcy or insolvency. The License Agreement also will automatically terminate concurrently with certain terminations of the Transition Services and Supply Agreement, including terminations relating to regulatory challenges specified under the Transition Services and Supply Agreement. Upon termination of the License Agreement, all rights to the Prostiva intellectual property will revert back to Medtronic and the Transition Services and Supply Agreement and Acquisition Option Agreement will terminate. Further, upon termination of the License Agreement by Medtronic as a result of our breach or bankruptcy, Medtronic will have the right to repurchase the assets from us that we previously purchased under the Asset Purchase Agreement for the same purchase price we previously paid.

          Any termination of the License Agreement would result in the loss of the right to sell the Prostiva product and would materially harm our business. In addition, if the License Agreement were terminated, we would not be able to recoup the transaction expenses associated with the acquisition of the Prostiva business or the expenses we have incurred associated with the integration of the Prostiva business.

The Prostiva RF Therapy System license and other agreements require significant future payments.

          Under the License Agreement and Transition Services and Supply Agreement with Medtronic for the Prostiva RF Therapy System, we are obligated to make certain future payments, including:

•

$500,000, less the $147,000 purchase price to be paid under the Asset Purchase Agreement and certain credits related to the Transition Services and Supply Agreement, on September 6, 2012 representing the other half of the initial license fee;

•	$65,000 which was due on September 6, 2012 and annually thereafter as a license maintenance fee;
•

Royalties on net sales of product payable thirty days following the end of each contract year (or minimum royalty amounts beginning in the third contract year that are payable ninety days following the end of each contract year);

•

$147,000 under the Asset Purchase Agreement as payment of the purchase price for the assets to be sold to us, which is payable the later of September 6, 2012 or as soon as practicable after the date of certain U.S. regulatory transfers; and

•

$30,000 per month for Medtronic’s performance of the transition services under the Transition Services and Supply Agreement beginning November 2011 until the earlier of the initial term of the Transition Services and Supply Agreement or one month following the last of certain United States or European Union regulatory transfers.

          Our failure to pay these amounts when due would be a breach of the agreement requiring the payment and the related agreements, entitling Medtronic to terminate these agreements and our right to sell the Prostiva product after proper notice and an opportunity to cure.

The addition of the Prostiva RF Therapy System to our product portfolio may result in the exacerbation of certain risks to our business.

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

ITEM 4.	MINE SAFETY DISCLOSURES

          Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is traded on The Nasdaq Capital Market under the symbol “ULGX.” The following table sets forth quarterly high and low last-sale prices of our common stock for each quarter during the past two fiscal years.

		Quarter
Fiscal Year		First	Second	Third	Fourth

2012	High	$1.17	$1.08	$1.60	$1.28
	Low	0.86	0.86	1.05	0.77

2011	High	$1.07	$0.97	$0.76	$1.05
	Low	0.82	0.60	0.55	0.58

          The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

          To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

          The table below presents our equity compensation plan information as of June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,897,419	$1.43	486,842
Equity compensation plan not approved by security holders	-	-	-
Total	1,897,419	$1.43	486,842

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

ITEM 6.	SELECTED FINANCIAL DATA

	Years ended June 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statements of Operations Data:

Sales	$17,027	$12,571	$14,771	$12,816	$14,906
Cost of goods sold	8,645	6,030	6,569	6,367	6,893

Gross profit	8,382	6,541	8,202	6,449	8,013

Costs and Expenses:
Sales and marketing	7,027	5,197	5,657	5,849	6,532
General and administrative	3,393	2,808	2,944	2,685	5,235
Research and development	2,189	2,238	1,834	2,356	2,780
Change in value of contingent consideration	(172)	-	-	-	-
Amortization and impairment of identifiable intangible assets	90	24	24	24	71
Impairment of goodwill	-	-	-	-	10,193	(1)

Total costs and expenses	12,527	10,267	10,459	10,914	24,811

Operating loss	(4,145)	(3,726)	(2,257)	(4,465)	(16,798)
Interest income/(expense), net	(482)	1	-	53	400
Foreign currency exchange gain/(loss)	(13)	-	-	-	-
Loss before income taxes	(4,640)	(3,725)	(2,257)	(4,412)	(16,398)
Income tax expense (benefit)	55	8	(88)	7	(1,501	)(2)
Net loss	$(4,695)	$(3,733)	$(2,169)	$(4,419)	$(14,897)

Basic:
Net loss per common share:	$(0.32)	$(0.26)	$(0.15)	$(0.31)	$(1.04)
Weighted average shares used in computing net loss per share	14,741	14,556	14,508	14,469	14,338
Diluted:
Net loss per common share:	$(0.32)	$(0.26)	$(0.15)	$(0.31)	$(1.04)
Weighted average shares used in computing net loss per share	14,741	14,556	14,508	14,469	14,338

	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$1,899	$3,061	$5,702	$7,032	$11,031
Working capital/(deficit)	(1,520)	4,038	6,720	7,963	11,259
Total assets	12,676	6,763	10,203	12,141	17,480
Total liabilities	12,050	1,917	1,997	2,216	3,633
Shareholders’ equity	626	4,846	8,206	9,925	13,847

(1)	Represents a $10.2 million non-cash charge to fully impair our goodwill as of December 31, 2007.

(2)	Represents the non-cash reversal of our deferred tax liability of $1.6 million as a result of the impairment of our goodwill, partially offset by state taxes.

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Sales	$3,142	$4,653	$4,735	$4,497
Gross profit	1,415	2,289	2,401	2,277
Loss before income taxes	(1,379)	(1,113)	(941)	(1,208)
Net Loss	(1,384)	(1,119)	(968)	(1,225)
Basic net loss per share	$ (0.09)	$ (0.08)	$ (0.07)	$ (0.08)
Diluted net loss per share	$ (0.09)	$ (0.08)	$ (0.07)	$ (0.08)

	Year Ended June 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Sales	$3,352	$3,321	$2,982	$2,916
Gross profit	1,829	1,848	1,612	1,252 (1)
Loss before income taxes	(702)	(721)	(986)	(1,316)
Net Loss	(708)	(712)	(983)	(1,330)
Basic net loss per share	$ (0.05)	$ (0.05)	$ (0.07)	$ (0.09)
Diluted net loss per share	$ (0.05)	$ (0.05)	$ (0.07)	$ (0.09)

(1)

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

OVERVIEW

          Urologix develops, manufactures, and markets non-surgical, office-based therapies for the treatment of the symptoms and obstruction resulting from non-cancerous prostate enlargement also known as benign prostatic hyperplasia (BPH). These therapies use proprietary technology in the treatment of BPH, a disease that affects more than 30 million men worldwide and is the most common prostate problem for men over 50. We market both the Cooled ThermoTherapy™ (CTT) product line and the Prostiva® Radio Frequency (RF) Therapy System. We acquired the exclusive worldwide license to the Prostiva® RF Therapy System in September 2011. These two technologies are designed to be used by urologists in their offices without placing their patients under general anesthesia. CTT uses a flexible catheter to deliver targeted microwave energy combined with a unique cooling mechanism that protects healthy urethral tissue and enhances patient comfort to provide safe, effective, lasting relief from BPH voiding symptoms by the thermal ablation of hyperplastic prostatic tissue surrounding the urethra. The proprietary Prostiva® RF Therapy System delivers radio frequency energy directly into the prostate through the use of insulated electrodes deployed from a transurethral scope, ablating targeted prostatic tissue under the direct visualization of the urologist. These focal ablations reduce constriction of the urethra, thereby relieving BPH voiding symptoms. These two proven technologies have slightly different, yet complementary, patient indications and providing them to our urologist customers enables them to treat a wide range of patients in their office. We believe that these office-based BPH therapies are efficacious, safe and cost-effective solutions for BPH as they have shown results clinically superior to those of medication based treatments and without the complications and side effect profile inherent with surgical procedures.

          Our goal is to establish Cooled ThermoTherapy and Prostiva RF Therapy as the preferred therapeutic options considered by urologists for their BPH patients in the earlier stages of disease progression who do not want to take chronic BPH medication or are unhappy with the side effects, costs or results. A urologist can choose between our two therapies based upon clinical criteria specific to the BPH patient’s presentation. Our business strategy to achieve this goal is to:

•	Educate patients and urologists on the benefits of Cooled ThermoTherapy and Prostiva RF Therapy through the Company’s “Think Outside the Pillbox!” and other market development efforts,

•	Increase utilization of Cooled ThermoTherapy and Prostiva RF Therapy by urologists who already have access to a Cooled ThermoTherapy and/or Prostiva RF Therapy system,

•	Increase the number of urologists who utilize one or both of our therapy treatment options for their patients,

•	Continue to partner with our European distributors to support the customers outside the United States, and

•	Pursue other technologies to add to our portfolio that fit our brand, distribution channels and clinical standards through acquisition or other partnering structures.

          We continue to invest in research, development, and clinical trials to build upon our intellectual property, and our scientific and clinical knowledge to develop innovative future generations of BPH products and services. These investments are intended to improve our product offerings and expand the clinical evidence supporting each of our therapies for BPH. Our research and development efforts and goals are currently focused primarily on improving the features and functions of the technologies used in our Cooled ThermoTherapy and Prostiva RF Therapy procedures; improving the ease of use, patient comfort and clinical response to treatment; and also reducing the manufacturing cost of our products.

          We have incurred net losses of $4.7 million in fiscal year 2012, and $3.7 million and $2.2 million in the fiscal years ended 2011 and 2010, respectively. In addition, we have accumulated aggregate net losses since the inception of business through June 30, 2012 of $114.7 million. In the first quarter of this fiscal year we entered into a license agreement with Medtronic and paid Medtronic $500,000 of the $1,000,000 initial license fee on September 6, 2011. As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year, with the first payment of royalties due October 6, 2012. In addition, inventory payments were deferred on both inventory transferred following the close of the agreement and on shipments of products purchased. Deferred payments to be made on inventory received through June 30, 2012, which are due in fiscal year 2013, approximate $3.8 million.

          Subsequent to our fiscal year end we completed a secondary offering which contributed approximately $3.8 million of net proceeds. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern. Our cash, cash generated from operations, if any, and available borrowings under our agreement with Silicon Valley Bank, may not be sufficient to sustain day-to-day operations for the next 12 months and our ability to continue as a going concern is dependent upon improving our liquidity.

          Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.

          As stated in our press release of August 23, 2012, we expect revenues in fiscal year 2013 to be in the range of $17.5 to $19 million. Our actual revenue results could differ materially from our expectation as a result of risks and uncertainties, including those set forth in Item 1A “Risks Factors” of this Form 10-K.

Critical Accounting Policies and Estimates:

          In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

          We recognize revenue from the sale of Cooled ThermoTherapy control units upon delivery to the customer, which include urologists, urology practices, mobile units, clinics and hospitals. We recognize revenue from the sale of Prostiva generators upon shipment to the customer. In addition to our sales of Cooled ThermoTherapy control units and Prostiva generators, we place our control units and generators with customers free of charge under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy and Prostiva RF Therapy treatments via our Urologix mobile service. We retain title to the control units and generators placed with our customers for evaluation and longer-term use. These programs, as well as our Urologix mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters and Prostiva handpieces. The free use of our Cooled ThermoTherapy control units and Prostiva generators are bundled with the sale of single-use treatment catheters or Prostiva handpieces and scopes, respectively, and are considered a single unit of accounting. Revenue from the bundled sales is recognized when the single-use treatment catheters or handpieces and scopes are shipped to our customers. Revenue from our mobile service is recognized upon treatment of the patient. Revenue for extended warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Should actual sales returns differ from our estimates, revisions to the sales return reserve would be required. Sales and use taxes are reported on a net basis, excluding them from revenue.

Inventories

          We value our inventories, consisting primarily of control units, single-use treatment catheters, and raw materials to produce the control units and treatment catheters, at the lower of cost or market value on a first-in, first-out (“FIFO”) basis. The inventory cost includes merchandise, labor, overhead and freight. A periodic review of the inventory on hand is performed to determine if the inventory is properly stated at the lower of cost or market. In performing this analysis we consider, at a minimum, the following factors: average selling prices, reimbursement changes, and changes in demand for our products due to competitive conditions or market acceptance. Each type of inventory is analyzed to determine net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.

          We also analyze the level of inventory on hand on a periodic basis, in relation to estimated customer requirements to determine whether write-downs for excess, obsolete, or slow-moving inventory are required. Any significant or unanticipated change in the factors noted above could have a significant impact on the value of our inventories and on our reported operating results.

Valuation of Long-Lived Assets and Goodwill

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

          Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist. To determine if there is goodwill impairment, the fair value of the reporting unit is compared to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value of the goodwill. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.

          Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets and goodwill, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates

Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2012, we carried a valuation allowance of $34.3 million against our net deferred tax assets.

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

Results of Operations

Fiscal Years Ended June 30, 2012 and 2011

Net Sales

          Net sales increased 35 percent to $17.0 million in fiscal year 2012 from $12.6 million in fiscal year 2011. The increase in sales from fiscal year 2011 is due to the addition of Prostiva product sales after the completion of the acquisition on September 6, 2011.

          During fiscal year 2012, revenue derived from sales to direct accounts constituted 57 percent of sales compared to 37 percent in the prior fiscal year, while sales to third party mobiles constituted 11 percent of revenue in the current fiscal year compared to 14 percent in fiscal year 2011. Revenue derived from the Urologix mobile service constituted 31 percent of total sales in fiscal year 2012 compared to 46 percent in the prior fiscal year. The remaining one percent of our sales in fiscal year 2012 were from sales of our control units, generators, scopes, warranty service contracts, and non-kit items. The increase in direct sales as a percentage of total sales is a result of the newly acquired Prostiva product being sold through the direct channel.

Cost of Goods Sold and Gross Profit

          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Cooled ThermoTherapy mobile service, as well as costs for the newly acquired Prostiva products. Cost of goods sold for fiscal year 2012 increased to $8.6 million, or 43 percent, from $6.0 million in fiscal year 2011. This increase in cost of goods sold is attributed to the increase in sales year over year, as well as an additional $268,000 of non-cash expenses, such as amortization and depreciation expense, related to the acquired Prostiva assets.

          Gross profit as a percentage of sales decreased to 49% in fiscal year 2012 from 52% in the prior fiscal year. The three percentage point decrease in fiscal year 2012 as compared to fiscal year 2011 is primarily the result of the addition to the product mix of the lower margin Prostiva product line.

Sales and Marketing

          Sales and marketing expenses in fiscal year 2012 increased $1.8 million, or 35 percent, to $7.0. million from $5.2 million in fiscal year 2011. The increase in sales and marketing expense is the result of a $1.3 million increase in wages and benefits, including commissions, as a result of the expansion of the sales force from the Prostiva acquisition. In addition, conventions and meetings increased by approximately $486,000 as a result of increased American Urological Association (AUA) meeting expenses and the expansion of our patient seminars program.

General & Administrative

          General and administrative expense in fiscal year 2012 increased $585,000, or 21 percent, to $3.4 million from $2.8 million in fiscal year 2011. The increase in general and administrative expense is mainly a result of an increase in legal and audit fees of $206,000 as a result of one-time expenses related to the Prostiva transaction, as well as non-cash accretion expense on the contingent deferred acquisition payments of $161,000, and a $88,000 increase in investor relations as a result of hiring an investment relations firm.

Research and Development

          Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, remained relatively consistent at $2.2 million for fiscal year 2012, decreasing slightly 2 percent from fiscal year 2011. The decrease in research and development is due to a decrease in product testing and project materials of $112,000 as well as a decrease in recruiting fees of $37,000, partially offset by an increase in consulting and professional fees of $95,000.

Amortization of Identifiable Intangible Assets

          Amortization of identifiable intangible assets was approximately $90,000 in fiscal years 2012 compared to $24,000 in fiscal year 2011. The increase in the amortization expense of $66,000 is a result of the amortization on the newly acquired intangible assets resulting from the Prostiva acquisition. The prior year amortization expense relates to the amortization of our remaining customer base intangible asset from the EDAP acquisition.

Net Interest Income/(Expense)

          Net interest expense of approximately $482,000 for the fiscal year ended June 30, 2012, is due to non-cash interest accretion on the non-contingent deferred acquisition payments, partially offset by minor amounts of interest income on our cash and cash equivalents balance. This compares to interest income of approximately $1,000 for the fiscal year ended June 30, 2011.

Provision for Income Taxes

          We recorded $55,000 of income tax expense for the fiscal year ended June 30, 2012 compared to income tax expense of $8,000 for the fiscal year ended June 30, 2011. The increase in income tax expense of $47,000 is mainly the result of recording a deferred tax liability resulting from the amortization of goodwill for tax purposes created in the Prostiva acquisition. The deferred tax liability related to the goodwill which is considered an indefinite lived intangible asset cannot be offset against deferred tax assets with finite lives. The $8,000 of income tax for the fiscal year ended June 30, 2011 was the result of recording $11,000 of state income tax expense partially offset by a small federal tax benefit of $3,000.

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

Sales and Marketing

          Sales and marketing expenses in fiscal year 2011 decreased $460,000, or 8 percent, to $5.2 million from $5.7 million in fiscal 2010. The decrease in sales and marketing expense is due to the $489,000 decrease in commission expense resulting from the lower sales volume.

General & Administrative

          General and administrative expenses decreased by $136,000, or 5 percent, to $2.8 million from $2.9 million in fiscal 2010. The decrease in general and administrative expense is due to a $96,000 decrease in bonus expense and a $45,000 decrease in legal and audit expenses.

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

Liquidity and Capital Resources

          We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of June 30, 2012, we had total cash and cash equivalents of $1.9 million compared to cash and cash equivalents of $3.1 million as of June 30, 2011. The decrease in cash and cash equivalents resulted primarily from our net operating loss of $4.7 million in fiscal year 2012.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on the one-year anniversary of this date, September 6, 2012. As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year, with the first payment of royalties due October 6, 2012. In addition, inventory payments were deferred on both inventory transferred following the close of the agreement and on shipments of products purchased. Deferred payments to be made on inventory received through June 30, 2012, which are due in fiscal year 2013, approximate $3.8 million.

          The Company completed a secondary offering in the first quarter of fiscal year 2013 which contributed approximately $3.8 million of net proceeds. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern. The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months and the Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, as well as available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012. The line of credit allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of June 30, 2012 the Company has not borrowed against this facility.

          There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs and operating expenses, particularly if product sales do not generate revenues in the amounts currently anticipated or if our operating costs are greater than anticipated.

          Our cash needs will depend on our ability to generate revenue from our operations, our ability to manage expenses, and the timing and amount of payments to Medtronic relating to the Prostiva product. In addition, in the first quarter of our fiscal year we typically have higher than usual cash expenditures for things such as the annual year-end audit and insurance premiums.

          If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations. If the Company is unable to make the required payments to Medtronic with respect to the Prostiva acquisition, it would give Medtronic the right to terminate the Company’s rights to sell the Prostiva product. We review our cash position at a minimum on a monthly basis.

          The fiscal year 2012 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Cash Provided by Operating Activities

          During fiscal year 2012, we used $713,000 of cash from operating activities compared to $2.4 million in fiscal year 2011. The net loss of $4.7 million included non-cash charges of $695,000 from depreciation and amortization expense, $359,000 from stock-based compensation expense and $644,000 of accreted interest expense, which was partially offset by a $172,000 gain as a result of a fair value adjustment to contingent deferred acquisition payments. Changes in operating items resulted in the generation of $2.4 million of operating cash flow for the period as a result of higher accounts payable of $2.6 million and higher accrued expense and deferred income of $455,000, partially offset by higher accounts receivable of $740,000. The increase in accounts payable is the result of, as previously mentioned, the deferral of payments for approximately $3.8 million of Prostiva product purchased since the date of acquisition from 270-day terms negotiated as part of the licensing agreement with Medtronic. The increase in accrued expenses and deferred income is the result of a $153,000 increase in the commission accrual due to the increase in sales, an $117,000 increase in the bonus accrual as we met more of our bonus objectives in fiscal year 2012, as well as a $54,000 accrual related to the annual maintenance fee owed to Medtronic as part of the Prostiva transaction, and a $48,000 increase in the sales tax accrual. The increase in accounts receivable is the result of the increase in sales.

Cash Used for Investing Activities

          We used $565,000 for investing activities of which $500,000 relates to payment of half of the $1 million licensing fee related to the Prostiva RF Therapy System acquisition. The remaining $65,000 of investing activities relates to the purchase of property and equipment to support our business operations and investments in intellectual property. See Note 4 to the Condensed Financial Statements for further details on this acquisition.

Cash Provided by Financing Activities

          During fiscal year 2012, we generated $116,000 from financing activities as a result of proceeds from the exercise of stock options.

Contractual Commitments

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of June 30, 2012, our property and equipment, net, included approximately $553,000 of control units used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

          Future contractual commitments that will affect cash flows are as follows (in thousands):

	2013	2014	2015	2016	2017
Building and equipment leases	$218	$213	$214	$217	$20

Prostiva Payments

          Prostiva payments are commitments related to the acquisition of the Prostiva RF Therapy product line from Medtronic on September 6, 2011 (see Footnote 4 for more details). Royalty obligations represent royalties, including minimum royalty obligations, based on management’s estimates of future revenues to be generated through sales of Prostiva products. Actual revenues generated through sales of Prostiva product and actual royalty payments may differ from these estimates.

	Fiscal Years
	2013	2014	2015	2016	2017
Prostiva Payments
Remaining license fee	$500	$-	$-	$-	$-
Annual license maintenance fee	65	65	65	65	65
Royalty obligations	512	606	716	1,080	1,366
Consigned inventory payments	1,389	-	-	-	-
Total contractual Prostiva payments	$2,466	$671	$781	$1,145	$1,431

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2012.

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

We have audited the accompanying balance sheets of Urologix, Inc. (the Company) as of June 30, 2012 and 2011, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows and has significant current obligations related to the Prostiva acquisition that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Minneapolis, Minnesota
September 21, 2012

Urologix, Inc.
Balance Sheet
(In thousands)

	June 30,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,899	$3,061
Accounts receivable, net of allowance of $83 and $50, respectively	2,132	1,358
Inventories	1,448	1,127
Prepaids and other current assets	290	249
Total current assets	5,769	5,795
Property and equipment:
Property and equipment	12,006	11,691
Less accumulated depreciation	(11,144)	(10,830)
Property and equipment, net	862	861
Other intangible assets, net	2,262	102
Goodwill	3,115	-
Long-term inventories	663	-
Other assets	5	5
Total assets	$12,676	$6,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,376	$741
Accrued compensation	732	454
Deferred income	7	21
Short-term deferred acquisition payment	2,395	-
Other accrued expenses	779	541
Total current liabilities	7,289	1,757

Deferred income	-	9
Deferred tax liability	35	-
Long-term deferred acquisition payment	4,613	-
Other accrued expenses	113	151
Total liabilities	12,050	1,917
Commitments and Contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 25,000 shares authorized; 14,803 and 14,626 shares issued; and 14,719 and 14,500 shares outstanding	147	145
Additional paid-in capital	115,205	114,732
Accumulated deficit	(114,726)	(110,031)
Total shareholders’ equity	626	4,846
Total liabilities and shareholders’ equity	$12,676	$6,763

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Statements of Operations
(In thousands, except per share data)

	For the Years Ended June 30
	2012	2011	2010
SALES	$17,027	$12,571	$14,771
COST OF GOODS SOLD	8,645	6,030	6,569
Gross profit	8,382	6,541	8,202

COSTS AND EXPENSES
Sales and marketing	7,027	5,197	5,657
General and administrative	3,393	2,808	2,944
Research and development	2,189	2,238	1,834
Change in value of contingent consideration	(172)	-	-
Amortization of identifiable intangible assets	90	24	24
Total costs and expenses	12,527	10,267	10,459
OPERATING LOSS	(4,145)	(3,726)	(2,257)

INTEREST INCOME/(EXPENSE)	(482)	1	-
FOREIGN CURRENCY EXCHANGE LOSS	(13)	-	-
LOSS BEFORE INCOME TAXES	(4,640)	(3,725)	(2,257)
INCOME TAX EXPENSE (BENEFIT)	55	8	(88)
NET LOSS	$(4,695)	$(3,733)	$(2,169)

NET LOSS PER COMMON SHARE - BASIC	$(0.32)	$(0.26)	$(0.15)

NET LOSS PER COMMON SHARE - DILUTED	$(0.32)	$(0.26)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	14,741	14,556	14,508

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	14,741	14,556	14,508

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Statements of Shareholders’ Equity
(In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, June 30, 2009	14,413	$144	$113,910	$(104,129)	$9,925
Net loss	-	-	-	(2,169)	(2,169)
Stock options exercised	14	-	10	-	10
Vesting of restricted stock	20	-	-	-	-
Stock-based compensation	-	-	440	-	440
Balance, June 30, 2010	14,447	$144	$114,360	$(106,298)	$8,206
Net loss	-	-	-	(3,733)	(3,733)
Stock options exercised	6	-	4	-	4
Vesting of restricted stock	47	1	(1)	-	-
Stock-based compensation	-	-	369	-	369
Balance, June 30, 2011	14,500	$145	$114,732	$(110,031)	$4,846
Net loss	-	-	-	(4,695)	(4,695)
Stock options exercised	104	1	115	-	116
Vesting of restricted stock	115	1	(1)	-	-
Stock-based compensation	-	-	359	-	359
Balance, June 30, 2012	14,719	$147	$115,205	$(114,726)	$626

The accompanying notes to financial statements are an integral part of these statements

Urologix, Inc.
Statements of Cash Flows
(In thousands)

	For the Years Ended June 30
	2012	2011	2010

OPERATING ACTIVITIES
Net loss	$(4,695)	$(3,733)	$(2,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	695	565	793
Employee stock-based compensation expense	359	369	440
Provision for bad debts	(34)	(46)	47
Loss on disposal of assets	15	12	2
Accretion expense on deferred acquisition payments	644	-	-
Adjustment to contingent consideration	(172)	-	-
Deferred income taxes	35	-	-
Change in operating assets and liabilities:
Accounts receivable	(740)	66	80
Inventories	131	243	(387)
Prepaids and other assets	(41)	234	158
Accounts payable	2,635	307	(28)
Accrued expenses and deferred income	455	(387)	(191)
Net cash used for operating activities	(713)	(2,370)	(1,255)

INVESTING ACTIVITIES
Purchase of property and equipment	(57)	(272)	(81)
Acquisition of business	(500)	-	-
Other	(8)	(3)	(4)
Net cash used for investing activities	(565)	(275)	(85)

FINANCING ACTIVITIES
Proceeds from stock option exercises	116	4	10
Net cash provided by financing activities	116	4	10

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,162)	(2,641)	(1,330)

CASH AND CASH EQUIVALENTS
Beginning of year	3,061	5,702	7,032
End of year	$1,899	$3,061	$5,702

Supplemental cash-flow information
Income taxes paid during the period	$12	$17	$13
Net carrying amount of inventory transferred to property and equipment	$293	$128	$296
Non-cash consideration for acquisition	$6,532	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
Notes to Financial Statements

1.       Nature of Business

Description of Operating Activities

          Urologix, Inc. (the “Company,” “Urologix,” “we”) consists of one reportable segment. Urologix is based in Minneapolis and develops, manufactures and markets minimally invasive medical products for the treatment of obstruction and symptoms due to Benign Prostatic Hyperplasia (BPH). Urologix’ Cooled ThermoTherapy™ produces targeted microwave energy combined with a unique cooling mechanism to protect healthy tissue and enhance patient comfort. The Cooled ThermoTherapy™ product line includes the CoolWave® and Targis® Control Units and the CTC Advance® and Targis® catheter families. The Prostiva® RF Therapy System owned by Medtronic, Inc. but distributed by Urologix, delivers radio frequency energy directly into the prostate destroying prostate tissue, reducing constriction of the urethra, and thereby relieving BPH voiding symptoms. Both of these products provide safe, effective and lasting relief of the symptoms and obstruction due to BPH.

2.       Significant Accounting Policies

Cash and Cash Equivalents

          We classify highly liquid investments with original maturities of 90 days or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Revenue Recognition

          We recognize revenue from the sale of Cooled ThermoTherapy control units upon delivery to the customer, which include urologists, urology practices, mobile units, clinics and hospitals. We recognize revenue from the sale of Prostiva generators upon shipment to the customer. In addition to our sales of Cooled ThermoTherapy control units and Prostiva generators, we place our control units and generators with customers free of charge under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy and Prostiva RF Therapy treatments via our Urologix mobile service. We retain title to the control units and generators placed with our customers for evaluation and longer-term use. These programs, as well as our Urologix mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters and Prostiva handpieces. The free use of our Cooled ThermoTherapy control units and Prostiva generators are bundled with the sale of single-use treatment catheters or Prostiva handpieces and scopes, respectively, and are considered a single unit of accounting. Revenue from the bundled sales is recognized when the single-use treatment catheters or handpieces and scopes are shipped to our customers. Revenue from our mobile service is recognized upon treatment of the patient. Revenue for extended warranty service contracts is deferred and recognized over the contract period. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Should actual sales returns differ from our estimates, revisions to the sales return reserve would be required. Sales and use taxes are reported on a net basis, excluding them from revenue.

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

UROLOGIX, INC.
Notes to Financial Statements

          Bad debt and sales returns provisions and accounts receivable write-offs for the years ended June 30, 2012, 2011 and 2010 were as follows (in thousands):

Years Ended	Beginning Balance	Provisions	Write-offs	Ending Balance

June 30, 2012	$50	$115	$(82)	$83

June 30, 2011	96	(10)	(36)	50

June 30, 2010	72	47	(23)	96

Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	June 30, 2012	June 30, 2011

Raw materials	$555	$558
Work-in-process	164	154
Finished goods	1,392	415
Total inventories	$2,111	$1,127

          The June 30, 2012 finished goods inventory balance includes the inventory acquired as a result of the September 6, 2011 Prostiva acquisition, of which approximately $763,000 remained at June 30, 2012. In addition, approximately $663,000 of the above finished goods balance represents long-term inventories that the Company does not expect to sell within the next 12 months, however, they are not considered excess or obsolete.

Valuation of Long-Lived Assets and Goodwill

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

          Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist. To determine if there is goodwill impairment, the fair value of the reporting unit is compared to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value of the goodwill. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.

UROLOGIX, INC.
Notes to Financial Statements

          Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets and goodwill, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Property and Equipment

          Property and equipment are stated at cost. Company owned Cooled ThermoTherapy control units and Prostiva RF Therapy generators located at customer sites for evaluation and long-term use programs are transferred from inventory and classified as property and equipment that are valued at cost to manufacture and depreciated over a useful life of four years. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over their remaining useful lives. Repairs and maintenance are charged to expense as incurred. Depreciation is calculated using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment, furniture and vehicles. Leasehold improvements are amortized over the shorter of the useful life of the assets or term of the lease.

          Property and equipment, net consisted of the following (in thousands):

	June 30, 2012	June 30, 2011

Leasehold improvements, equipment, furniture and vehicles	$284	$281
Computer equipment	25	30
Control units, generators and scopes	553	550
Total property and equipment, net	$862	$861

Other Assets

          Other assets consist primarily of prepaid royalties resulting from patent licensing agreements. The agreements require us to pay a royalty on sales of Cooled ThermoTherapy products. Royalties are charged to cost of goods sold as sales are recognized. These royalty agreements ended in fiscal year 2012.

Contingent Consideration

          Contingent consideration was recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred, discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in operating income. Any changes in fair value will impact earnings in such reporting period until the contingencies are resolved.

Leases and Deferred Rent

          We lease all of our office space. We evaluate and classify all of our leases as operating or capital leases for financial reporting purposes. As of June 30, 2012, all of our leases were accounted for as operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent. Any lease incentives we receive for items such as leasehold improvements, we record a deferred credit for the amount of the lease incentive and amortize it over the lease term, which may or may not equal the amortization period of the leasehold improvements.

UROLOGIX, INC.
Notes to Financial Statements

Warranty Costs

          Certain of our products, including the newly acquired Prostiva products, are covered by warranties against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs to sales, the historical length of time between the sale and resulting warranty claim and other factors.

          Warranty provisions and claims for the years ended June 30, 2012, 2011 and 2010 were as follows (in thousands):

Years Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

June 30, 2012	$10	$98	$(61)	$47

June 30, 2011	13	40	(43)	10

June 30, 2010	19	43	(49)	13

Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2012, we carried a valuation allowance of $34.3 million against our net deferred tax assets.

Stock-Based Compensation

          The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applies the modified prospective method in determining stock compensation expense. Stock compensation expense is based on the fair value of the award at the date of grant and is recognized over the requisite service period which corresponds to the vesting period. Options and restricted stock awards typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant while restricted stock awards generally vest after one year. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model, we use historical data to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing and number of options granted at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period. Fair value for restricted stock is based on the market price on the day of grant. See Note 6 for additional discussion.

UROLOGIX, INC.
Notes to Financial Statements

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

	For the years ended June 30,
	2012	2011	2010
Weighted average common shares outstanding - basic	14,741	14,556	14,508
Dilutive effect of stock options	-	-	-
Weighted average common shares outstanding - diluted	14,741	14,556	14,508

          The dilutive effect of stock options in the above table excludes 1.2 million, 1.9 million, and 1.2 million of underlying options for which the exercise price was higher than the average market price for the years ended June 30, 2012, 2011 and 2010, respectively. In addition, dilutive potential common shares of 26,653 shares, 918 shares and 73,890 shares, where the exercise price was lower than the average market price, were excluded from diluted weighted average common shares outstanding for the year ended June 30, 2012, 2011 and 2010, respectively as they would be anti-dilutive due to our net loss for those years.

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

UROLOGIX, INC.
Notes to Financial Statements

Recently Issued Accounting Standards

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

3.	Liquidity

          The Company incurred net losses of $4,695,000 in fiscal year 2012 and $3,733,000 and $2,169,000 in the fiscal years ended 2011 and 2010, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through June 30, 2012 of $114,726,000. At June 30, 2012, the Company had cash and cash equivalents of $1,899,000 and no debt outstanding.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on the one-year anniversary of this date, September 6, 2012. As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year, with the first payment of royalties due October 6, 2012. In addition, inventory payments were deferred on both inventory transferred following the close of the agreement and on shipments of products purchased. Deferred payments to be made on inventory received through June 30, 2012, which are due in fiscal year 2013, approximate $3.8 million.

          The Company completed a secondary offering in the first quarter of fiscal year 2013 which contributed approximately $3.8 million of net proceeds. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern. The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months and the Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, as well as available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012. The line of credit allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of June 30, 2012 the Company has not borrowed against this facility. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs and operating expenses, particularly if product sales do not generate revenues in the amounts currently anticipated or if our operating costs are greater than anticipated.

          The Company’s current plan to improve its cash and liquidity position is to generate expected revenues both from sales of our Cooled ThermoTherapy and Prostiva products which will help generate positive cash flow from our business.

          If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations. If the Company is unable to make the required payments to Medtronic with respect to the Prostiva acquisition, it would give Medtronic the right to terminate the Company’s rights to sell the Prostiva product.

UROLOGIX, INC.
Notes to Financial Statements

          The financial statements as of and for the year ended June 30, 2012 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

          The Company hired independent valuation specialists to assist management with its determination of the fair value of the consideration to be paid as well as the fair value of the assets acquired in the acquisition of the Prostiva RF Therapy System. Management is responsible for the estimates and valuations. The work performed by the independent valuation specialists has been considered in management’s estimates of fair value reflected below. In addition, since the initial recognition of the fair value of consideration to be paid and assets acquired, additional information has become available during the measurement period that relate to conditions or circumstances that existed at the date of acquisition. This additional information has resulted in revisions to the fair value of consideration to be paid and assets acquired as of the date of acquisition.

          The Company estimates that the fair value of the consideration to be paid to acquire the Prostiva business is approximately $7.0 million, after an adjustment of $149,000 made subsequent to the original estimate of $7.2 million. Additional information obtained during the measurement period that existed at the acquisition date resulted in the adjustment to the fair value of consideration to be paid. Included in the total consideration is the licensing fee, of which $500,000 was paid on September 6, 2011 and $500,000 is due on the anniversary of this date, deferred payments for acquired inventory, and royalties on Prostiva products sold, subject to minimum and maximum amounts.

          The consideration is categorized as contingent or non-contingent. The non-contingent consideration consists of the $500,000 paid at the date of acquisition, as well as future cash payments with an acquisition date fair value of $3.8 million. The estimated royalty payments between the minimum and maximum amounts are contingent consideration and are measured at fair value at the acquisition date by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The acquisition date fair value of the contingent consideration was $2.7 million.

          The Company assumed no liabilities in the acquisition. The fair values of the assets acquired by major class in the acquisition are as follows (in thousands):

Manufacturing Equipment	$128
Finished Goods Inventory	1,405
Identifiable Intangible Assets
Patents and Technology	1,529
Customer List	531
Trademarks	325
Goodwill	3,115
Total assets acquired	$7,033

UROLOGIX, INC.
Notes to Financial Statements

          Subsequent to the original acquisition accounting, the Company obtained additional information that existed at the acquisition date, which increased the amount of Prostiva inventory acquired as part of the acquisition by $43,000 and reduced the acquisition date fair value of future cash payments by $149,000. These adjustments resulted in a reduction of goodwill of $192,000.

          Additional information that existed at the acquisition date but was at that time unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets may result in a corresponding adjustment to goodwill.

          The goodwill of $3.1 million represents the value of the functional business already in place at the time of acquisition and the expected higher future revenue stream from the combined product lines as a result of expected synergies from the combined businesses. For tax purposes, the goodwill value at acquisition was $1.7 million. For tax purposes, the payments related to the acquisition of Prostiva RF Therapy System patent rights are treated as payment in respect of a license agreement and therefore tax deductible in the current year. The inventory and manufacturing equipment acquired is treated for tax purposes as an asset purchase and will be depreciated. The goodwill and other intangible assets are recorded for tax as an acquisition and are amortized and deductible over 15 years for tax purposes.

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

          For the fiscal year ended June 30, 2012, the Company incurred $287,000 of transaction related expenses, primarily related to legal and accounting fees, which are included in general and administrative expenses. Total cumulative transaction expenses were $391,000, of which $103,000 were incurred in fiscal year 2011 and included in selling, general and administrative expenses in that year.

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

UROLOGIX, INC.
Notes to Financial Statements

          The revenue and operating expenses related to the Prostiva business have been included in the Company’s results of operations since September 6, 2011, the date of acquisition. The acquired Prostiva business was not operated as a separate subsidiary, division or entity by Medtronic, Inc. As a result, the Company is unable to accurately determine earnings/(loss) for the Prostiva business on a standalone basis since the date of acquisition. Prostiva revenue included in reported Urologix revenue for the fiscal year ended June 30, 2012 totaled approximately $5.4 million.

          As previously mentioned, as the Prostiva business was not operated as a separate subsidiary, division or entity, Medtronic did not maintain separate financial statements for the Prostiva business. As a result, the following unaudited pro-forma financial information represents revenue and only direct expenses for the Prostiva business prior to the September 6, 2011 acquisition date. The below pro-forma financial information shows the revenue and net loss as if the businesses were combined for the fiscal years ended June 30, 2012 and 2011 (in thousands except per share amounts).

	Fiscal Year Ended
	June 30,
	(Unaudited)
	2012	2011
Pro forma net revenue	$18,283	$23,523
Pro forma net loss	$(4,960)	$(2,862)
Pro forma net loss per share (basic)	$(0.34)	$(0.20)
Pro forma net loss per share (diluted)	$(0.34)	$(0.20)

          The above pro forma financial information excludes the non-recurring acquisition related expenses of $391,000. However, the pro forma financial information does include the amortization and depreciation expense from acquired Prostiva assets, the implied interest expense on deferred acquisition payments, and the expense related to the increase in the fair value of acquired Prostiva inventories as if they had occurred as of July 1st of the first fiscal year presented. The pro forma financial information is not indicative of the results that would have actually been realized if the acquisitions had occurred as of the beginning of fiscal years 2012 or 2011, or of results that may be realized in the future.

5.	Fair Value Measurements

          The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels defined as follows:

•	Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Inputs are unobservable for the asset or liability.

UROLOGIX, INC.
Notes to Financial Statements

          As part of the consideration for the Prostiva acquisition, (see Note 4), the estimated royalty payments between the minimum and maximum amounts are considered contingent consideration. The contingent consideration is measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved using Level 3 inputs. The Level 3 inputs consist of the projected fiscal year of payments based on projected revenues and an estimated discount rate. The fair value is determined by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. The Company estimates the fair value of the future contingent consideration at $2.5 million at June 30, 2012. As a result, the Company recognized a contingent consideration gain of $172,000 during the fourth quarter of fiscal year 2012. The following table provides a reconciliation of the beginning and ending balances of the contingent consideration liability:

(in thousands)	Fiscal Year 2012
Beginning Balance	$2,734
Accretion expense	300
Change in fair value of contingent consideration	(172)
Ending Balance	$2,862

6.	Stock Options and Restricted Stock Awards

          The Company has an equity compensation plan, the 1991 Stock Option Plan (the “1991 Plan”), that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of June 30, 2012, we had reserved 4,450,910 shares of common stock under the 1991 Plan, and 486,842 shares were available for future grants. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of the 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting receive an option grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

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

UROLOGIX, INC.
Notes to Financial Statements

          Amounts recognized in the financial statements related to stock-based compensation for the fiscal years ended June 30, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Cost of goods sold	$29	$38	$44
Sales and marketing	88	43	68
General and administrative	207	244	282
Research and development	35	44	46
Total cost of stock-based compensation	359	369	440
Tax benefit of options issued	-	-	-
Total stock-based compensation, net of tax	$359	$369	$440

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For restricted stock awards, the fair value is calculated as the market price on date of grant and we amortize the fair value on a straight-line basis over the requisite service period of the award. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30, 2012, 2011 and 2010 using the Black-Scholes option-pricing model:

	2012	2011	2010
Volatility	78.00%	80.00%	77.00%
Risk-free interest rate	0.4%	0.9%	1.7%
Expected option life	3.3 years	3.6 years	3.0 years
Stock dividend yield	-	-	-

          A summary of our options and option activity for the fiscal year ended June 30, 2012 is as follows:

Options Outstanding					Options Exercisable
Range of Exercise		Outstanding as of June 30, 2012	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Exercisable as of June 30, 2012	Weighted Avg. Exercise Price
$-	$2.43	1,521,972	7.24	$1.33	1,046,255	$1.47
$2.43	$4.86	83,023	3.40	$3.30	83,023	$3.30
$4.86	$7.29	8,600	2.84	$5.64	8,600	$5.64
$7.29	$12.15	-	-	$-	-	$-
$12.15	$14.58	7,500	2.06	$12.23	7,500	$12.23
		1,621,095	7.00	$1.50	1,145,378	$1.70

UROLOGIX, INC.
Notes to Financial Statements

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2011	1,744,873	$1.77		$29,631
Options granted	249,000	0.89
Options forfeited	(109,437)	1.12
Options expired	(158,921)	4.04
Options exercised	(104,420)	1.12
Outstanding at June 30, 2012	1,621,095	$1.50	7.00	$1,504
Exercisable at June 30, 2012	1,145,378	$1.70	6.37	$1,425

          The aggregate intrinsic value in the table above is based on our closing stock price of $0.77 on June 29, 2012, the last trading day prior to June 30, 2012, which would have been received by the optionees had all options been exercised on that date. The aggregate intrinsic value for options exercisable at June 30, 2011 and 2010 was $18,000 and $34,000, respectively, when the closing price of our stock on June 30, 2011 and 2010 was $0.95 and $1.07, respectively.

          The weighted average fair value of our options at their grant date was approximately $0.47, $0.51 and $0.69 for options granted during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. There was a negative intrinsic value of approximately $14,000 on options exercised during fiscal year 2012 as some options were exercised at a market price lower than the exercise price. The total intrinsic value of options exercised during the fiscal years ended June 30, 2011 and 2010 was $360, and $7,000 respectively.

          A summary of the status of our non-vested options as of June 30, 2012 is as follows:

	Number of Options	Weighted-avg. Grant- Date Fair Value
Non-vested at June 30, 2011	747,578	$0.62
Options granted	249,000	0.47
Options forfeited	(109,437)	0.52
Options vested	(411,424)	0.70
Non-vested at June 30, 2012	475,717	0.53

          A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2011	126,608	$0.95
Awards granted	72,168	0.97
Awards forfeited	-	-
Awards vested	(115,200)	1.05
Non-vested at June 30, 2012	83,576	0.98

UROLOGIX, INC.
Notes to Financial Statements

          As of June 30, 2012, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under our plan was $223,000 and $33,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.3 years for non-vested stock options and 0.4 years for restricted stock awards. The total fair value of options vested during the fiscal years ended June 30, 2012, 2011 and 2010 was $288,000, $281,000 and $208,000, respectively.

7.	Other Accrued Expenses

          Other accrued expenses is comprised of the following as of June 30 (in thousands):

	2012	2011
Sales tax accrual	$237	$188
Other	542	353
Total other accrued expenses	$779	$541

8.	Income Taxes

          The components of income tax expense (benefit) for each of the years in the three-year period ended June 30, 2012 consist of the following (in thousands):

	For the fiscal year ended June 30,
	2012			2011			2010
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$32	$32	$(3)	$-	$(3)	$(109)	$-	$(109)
State	20	3	23	11	-	11	21	-	21
Total	$20	$35	$55	$8	$-	$8	$(88)	$-	$(88)

          A reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit) is as follows:

	For the years ended June 30,
	2012	2011	2010
Federal statutory rate at 34 percent	$(1,578)	$(1,267)	$(767)
State taxes, net of federal tax expense (benefit) and state valuation allowance	(135)	(125)	(36)
Nondeductible expenses	49	47	52
Stock –based compensation	60	52	77
General business credits	-	(20)	(77)
Net operating loss carryback claim	-	-	(84)
Adjustments to net operating losses and credits	3,125	4,236	2,061
Other	3	(9)	(11)
Change in valuation allowance	(1,469)	(2,906)	(1,303)
	$55	$8	$(88)

UROLOGIX, INC.
Notes to Financial Statements

          The components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2012	2011
Deferred Tax Assets:
Non-Current:
Net operating loss carry forward	$30,730	$31,473
Definite-lived intangibles	2,783	2,482
Alternative minimum tax credit	3	3
Federal and state general business credits	862	865
Non-qualified stock-based compensation	525	535
Property, plant and equipment	62	53
Current:
Accrued expenses	434	330
Gross deferred tax assets	35,399	35,741
Deferred Tax Liabilities:
Non-Current:
Amortization of indefinite-lived intangible	(35)	-
Contingent consideration on acquisition	(1,136)	-
Gross deferred tax liabilities	(1,171)	-
Net deferred tax assets before valuation allowance	34,228	35,741
Less: valuation allowance	(34,263)	(35,741)
Total net deferred tax liability	$(35)	$-

          Included in the valuation allowance amounts above is $541,000 and $538,000 as of June 30, 2012 and 2011, respectively, which is attributable to increases in the net operating loss carry forwards resulting from the exercise of stock options. These amounts will be recorded as an increase to additional paid-in-capital if it is determined in the future that this portion of the valuation allowance is no longer required, and the net operating loss generated by these deductions is utilized on the tax return.

          At June 30, 2012, the expiration dates and amounts of our net operating loss carryforwards and credits for federal income tax purposes are as follows (in thousands):

Years expiring (in thousands)	Net Operating Loss	Credits
June 30, 2013	$15,907	$-
June 30, 2014 – June 30, 2018	-	-
June 30, 2019 – June 30, 2023	38,920	-
June 30, 2024 – June 30, 2032	28,860	656

	$83,687	$656

UROLOGIX, INC.
Notes to Financial Statements

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

          As of June 30, 2012, the Company had approximately $14,000 of unrecognized tax benefits related to state tax liabilities which would favorably impact the effective income tax rate in any future period, if recognized. During the year ended June 30, 2012, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

          We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1997 due to unexpired net operating loss carryforwards originating in and subsequent to that fiscal year. Income tax examinations we may be subject to for the various state taxing authorities vary by jurisdiction.

9.	Deferred Income

          Deferred income as of June 30, 2012 and 2011 consists of deferred warranty service income of $7,000 and $30,000, respectively. Deferred warranty service income is for prepayments made to us for warranty service contracts and is recognized over the contract period ranging from 12 to 24 months.

10.	Goodwill

          The Company had approximately $3,115,000 of goodwill as of June 30, 2012 related to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 to the Notes to the Condensed Financial Statements for further information regarding this acquisition. Goodwill will be tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist.

11.	Intangible Assets

          Intangible assets as of June 30, 2012 and 2011 consisted of the following (in thousands):

	June 30, 2012			June 30, 2011
	Carrying Value	Accumulated Amortization	Net Carrying Value	Carrying Value	Accumulated Amortization	Net Carrying Value
Prostiva Acquisition
Patents and Technology	$1,529	$(142)	$1,387	$-	$-	$-
Customer Base	531	(49)	482	-	-	-
Trademarks	325	(17)	308	-	-	-
EDAP Acquisition
Customer Base	2,300	(2,246)	54	2,300	(2,221)	79
Other	32	(1)	31	24	(1)	23
Total intangible assets	$4,717	$(2,455)	$2,262	$2,324	$(2,222)	$102

UROLOGIX, INC.
Notes to Financial Statements

          Amortization expense associated with intangible assets for the fiscal year ended June 30, 2012 was $233,000 and includes amortization expense recorded in cost of goods sold. Amortization expense associated with intangible assets for the fiscal year ended June 30, 2011 was $24,000. Please refer to Note 4 of the Condensed Financial Statements for further information regarding this acquisition. All intangible assets are amortized using the straight-line method over their estimated remaining useful lives. Patents and technology, customer base and trademarks related to the Prostiva acquisition are being amortized over 9 years, 9 years, and 16 years, respectively. The customer base related to the EDAP acquisition is being amortized over its remaining useful life of 2.25 years, and other intangible assets related to patent costs are amortized upon issuance over their estimated useful lives.

          Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2013	$276
2014	276
2015	258
2016	252
2017	252

12.	Line of Credit

          On January 11, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). Under the Loan Agreement, SVB will make revolving advances to the Company of the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts. The principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to either the prime rate plus 2.75% if the Company is Streamline Eligible, or the prime rate plus 3.75% if the Company is not Streamline Eligible. Interest is payable monthly. In order to be “Streamline Eligible,” the Company’s unrestricted cash maintained at SVB for the immediately preceding month has to be greater than the outstanding obligations as well as no event of default continuing. The Company also must meet a financial covenant that requires the Company’s maximum loss, on a trailing three month period, not be greater than $1.5 million, tested on the last day of each month. In connection with the Loan Agreement, the Company granted SVB a first priority security interest in certain properties, rights and assets of the Company, specifically excluding intellectual property. All amounts borrowed by the Company under this revolving line of credit with SVB will be due January 11, 2014. As of June 30, 2012, the Company had no borrowings outstanding on this credit line.

UROLOGIX, INC.
Notes to Financial Statements

13.	Commitments and Contingencies

Leases

          The Company leases its facility and certain equipment under non-cancelable operating leases that expire at various dates through fiscal year 2016. Rent expense related to operating leases was approximately $216,000, $197,000, and $215,000 for the years ended June 30, 2012, 2011 and 2010, respectively. On September 9, 2010, the Company entered into a new lease agreement with our current landlord, covering the same square footage, for a period of seventy-two months, effective August 1, 2010. Future minimum annual lease commitments under non-cancelable operating leases with initial terms of one year or more are as follows:

	2013	2014	2015	2016	2017

Building and equipment leases	$218	$213	$214	$217	$20

Prostiva Payments

          Prostiva payments are commitments related to the acquisition of the Prostiva RF Therapy product line from Medtronic on September 6, 2011 (see Note 4 for more details).

	Fiscal Years
	2013	2014	2015	2016	2017

Prostiva Payments Annual license maintenance fee	65	65	65	65	65

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

15.	Subsequent Event

          On July 5, 2012 we completed a secondary offering of 5.2 million shares of our common stock at a public offering price of $0.75 per share. On August 7, 2012 we completed the sale of an additional 780,000 shares of our common stock at the same price of $0.75 per share. This sale of 780,000 shares was pursuant to a 45-day over-allotment option granted to the underwriter. The Company received approximately $3.8 million in net proceeds from these offerings, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer, Stryker Warren, Jr., and Chief Financial Officer, Brian J. Smrdel, have evaluated the Company’s disclosure controls and procedures as of June 30, 2012. Based upon their review, they have concluded that these controls and procedures are effective.

          The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b) Changes in Internal Controls over Financial Reporting

          There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          The Company’s internal control report is included in this report under Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Information required under this item is contained in the following sections of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference: Election of Directors, Information Regarding Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance, and Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

          Information required under this item is contained in the following sections of the Company’s 2012 Proxy Statement and is incorporated herein by reference: Executive Compensation, Compensation of Directors, and Employment and Change in Control Arrangements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required under this item with respect to Item 403 of Regulation S-K is contained in the following sections of the Company’s 2012 Proxy Statement and is incorporated herein by reference: Security Ownership of Principal Shareholders and Management. The information required under this item with respect to Item 201(d) of Regulation S-K is contained in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Information required under this item is contained in the following sections of the Company’s 2012 Proxy Statement and is incorporated herein by reference: Certain Relationships and Related Persons Transactions, Policy Regarding Transactions with Related Persons, and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information required under this item is contained in the following sections of the Company’s 2012 Proxy Statement and is incorporated herein by reference: Independent Registered Public Accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements.
The financial statements of the Company are set forth at Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules for fiscal years ended June 30, 2012, 2011 and 2010. None.

(b)	Exhibits.

Exhibit Number	Document	Incorporated by Reference To:

3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of Urologix, Inc., as amended on December 5, 2006.	Exhibit 3.2 of the Company’s Form 8-K dated December 5, 2006.

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed January 16, 1997.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan, as amended through June 21, 2008	Exhibit 10.1 of the Company’s Form 10-K for the year ended June 30, 2009.

10.2	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Stryker Warren Jr. dated June 24, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated June 24, 2008.

10.3	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Gregory Fluet dated July 14, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated July 14, 2008.

10.4	Amended and Restated Letter Agreement Regarding Change In Control Benefits between Urologix, Inc. and Certain Executive Officers dated April 23, 2012.	Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2012.

10.5	Letter Agreement dated April 27, 2010 regarding Offer of Employment entered into effective April 29, 2010 between Urologix, Inc. and Brian J. Smrdel	Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2010.

10.6	First Amended and Restated Lease by and between Parkers Lake I Realty LLC and Urologix, Inc. dated as of August 1, 2010	Exhibit 10.1 to Current Report on Form 8-K dated September 9, 2010.

10.7	Letter Agreement regarding Offer of Employment entered into effective June 3, 2011 between Urologix, Inc. and Lisa Ackermann	Exhibit 10.1 to Current Report on Form 8-K dated June 3, 2011

10.8	License Agreement dated as of September 6, 2011 by and among Medtronic, Inc., Medtronic VidaMed, Inc., and Urologix, Inc. **	Exhibit 10.1 to Current Report on Form 8-K dated September 6, 2011

10.9	Transition Services and Supply Agreement dated as of September 6, 2011 by and among Medtronic, Inc. and Urologix, Inc. **	Exhibit 10.2 to Current Report on Form 8-K dated September 6, 2011

Exhibit Number	Document	Incorporated by Reference To:

10.10	Acquisition Option Agreement dated as of September 6, 2011 by and among Medtronic VidaMed, Inc., Medtronic, Inc., and Urologix, Inc.	Exhibit 10.3 to Current Report on Form 8-K dated September 6, 2011

10.11	Asset Purchase Agreement dated as of September 6, 2011 by and among Medtronic VidaMed, Inc., Medtronic, Inc., and Urologix, Inc.	Exhibit 10.4 to Current Report on Form 8-K dated September 6, 2011

10.12	Underwriting Agreement dated June 29, 2012 by and between Dougherty & Company LLC and Urologix, Inc.	Exhibit 1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-181716) filed on June 22, 2012

23.1	Consent of Independent Registered Public Accounting Firm.	Attached hereto.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

31.2	Certification of Chief Financial Officer (principal financial officer and principal accounting officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. §1350.	Attached hereto.

*	Indicates a management contract or compensatory plan or arrangement.

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

Dated: September 21, 2012

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on September 21, 2012.

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