Form 10-Q
period 2012-09-30
UROLOGIX INC
filed 2012-11-14
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐    No  ☒

As of November 1, 2012, the Company had outstanding 20,782,868 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Urologix, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	September 30, 2012 (unaudited)	June 30, 2012 (*)
ASSETS
Current Assets:
Cash and cash equivalents	$5,349	$1,899
Accounts receivable, net of allowance of $95 and $83, respectively	2,096	2,132
Inventories	2,060	1,448
Prepaids and other current assets	313	290
Total current assets	9,818	5,769
Property and equipment:
Property and equipment	12,023	12,006
Less accumulated depreciation	(11,205)	(11,144)
Property and equipment, net	818	862
Other intangible assets, net	2,199	2,262
Goodwill	3,036	3,115
Long-term inventories	698	663
Other assets	5	5
Total assets	$16,574	$12,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,535	$3,376
Accrued compensation	606	732
Deferred income	13	7
Short-term deferred acquisition payment	2,457	2,395
Other accrued expenses	759	779
Total current liabilities	8,370	7,289

Deferred tax liability	46	35
Long-term deferred acquisition payment	4,567	4,613
Other accrued expenses	103	113
Total liabilities	13,086	12,050
Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 25,000 shares authorized; 20,783 and 14,803 shares issued; and 20,699 and 14,719 shares outstanding	207	147
Additional paid-in capital	119,076	115,205
Accumulated deficit	(115,795)	(114,726)
Total shareholders’ equity	3,488	626
Total liabilities and shareholders’ equity	$16,574	$12,676

(*) The Balance Sheet at June 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
SALES	$3,970	$3,142
COST OF GOODS SOLD	1,954	1,727
Gross profit	2,016	1,415

COSTS AND EXPENSES
Sales and marketing	1,717	1,365
General and administrative	738	880
Research and development	615	481
Change in value of acquisition consideration	(154)	—
Amortization of identifiable intangible assets	26	12
Total costs and expenses	2,942	2,738
OPERATING LOSS	(926)	(1,323)

INTEREST EXPENSE	(123)	(56)
FOREIGN CURRENCY EXCHANGE LOSS	(4)	—
LOSS BEFORE INCOME TAXES	(1,053)	(1,379)
INCOME TAX EXPENSE	16	5
NET LOSS	$(1,069)	$(1,384)

NET LOSS PER COMMON SHARE - BASIC	$(0.05)	$(0.09)

NET LOSS PER COMMON SHARE - DILUTED	$(0.05)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	20,180	14,646

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	20,180	14,646

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended September 30,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(1,069)	$(1,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	172	139
Employee stock-based compensation expense	58	87
Provision for bad debts	(12)	—
Loss on disposal of assets	—	10
Accretion expense on deferred acquisition payments	170	56
Net adjustment to acquisition consideration	(154)	—
Deferred income taxes	11	—
Change in operating assets and liabilities:
Accounts receivable	48	(433)
Inventories	(624)	348
Prepaids and other assets	(23)	(105)
Accounts payable	1,159	(75)
Accrued expenses and deferred income	(150)	277
Net cash used for operating activities	(414)	(1,080)

INVESTING ACTIVITIES
Purchase of property and equipment	(4)	(5)
Acquisition of business	—	(500)
Purchases of intellectual property	(5)	—
Net cash used for investing activities	(9)	(505)

FINANCING ACTIVITIES
Proceeds from stock option exercises	—	79
Issuance of common stock	3,873	—
Net cash provided by financing activities	3,873	79

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,450	(1,506)

CASH AND CASH EQUIVALENTS
Beginning of period	1,899	3,061
End of period	$5,349	$1,555

Supplemental cash-flow information
Income taxes paid during the period	$15	$11
Net carrying amount of inventory transferred to property and equipment	$56	$36
Non-cash consideration for acquisition	$—	$6,532

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2012 and the statements of operations and cash flows for the three-months ended September 30, 2012 and 2011 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2012.

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

3.             Liquidity

As of September 30, 2012, the Company’s cash and cash equivalents balance was $5,349,000. The Company incurred net losses of $1,069,000 for the three-month period ended September 30, 2012 and $4,695,000 and $3,733,000 in the fiscal years ended June 30, 2012 and 2011, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through September 30, 2012 of $115,795,000.

During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. The Company did not pay the second half of the initial licensing fee pending continuing discussions with Medtronic. This payable is included in the deferred acquisition payment liability as of September 30, 2012.   As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. In addition, inventory payments were deferred on both inventory transferred upon the close of the agreement and on shipments of products purchased subsequent to the agreement. The royalty payment due on October 6, 2012 and deferred payments on inventory transferred as part of the acquisition have also not been paid because of the continuing discussions with Medtronic and are included in the deferred acquisition payment liability as of September 30, 2012. The Company does not deem the payments owed Medtronic to be in default as discussions are ongoing with Medtronic. Deferred payments on inventory purchased subsequent to the close of the transaction through September 30, 2012 are included in accounts payable and approximate $3.5 million.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

During the quarter the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which contributed approximately $3.9 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern.  The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months and the Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, the ongoing payment discussions with Medtronic, have available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012 and our ability to aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic. The line of credit allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of September 30, 2012 the Company has not borrowed against this facility. As part of our efforts to align our expenses with our revenue, management is in the process of implementing a cost reduction plan which calls for cuts in planned spending and expense in nearly all departments. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs and operating expenses, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, or if our cost reduction plan is not effective.

The Company’s current plan to improve its cash and liquidity position is to generate expected revenues both from sales of our Cooled ThermoTherapy and Prostiva products which will help generate positive cash flow from our business, as well as implement the cost reduction plan mentioned above.

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

The financial statements as of and for the three-months ended September 30, 2012 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

4.             Acquisition of Prostiva Radio Frequency Therapy

On September 6, 2011, the Company entered into agreements with Medtronic, Inc. relating to the Prostiva® Radio Frequency (RF) Therapy System, a minimally invasive medical product for the treatment of benign prostatic hyperplasia (BPH). As a result of those agreements, the Company obtained an exclusive, worldwide license to the Prostiva technology for a ten year term, with an option to purchase the technology anytime during the ten year term for a maximum purchase price of $10 million. The maximum purchase price is reduced dollar-for-dollar by the license fee and royalties paid during the term of the agreement.

The above transaction was accounted for as a business combination. Under the terms of the agreements the Company will be responsible for the manufacturing, sourcing, operations, compliance, quality, regulatory and other matters of the Prostiva RF Therapy System. The Company entered into this transaction to increase its revenue, addressable patient population, customer base and sales force. As a result of this transaction, Urologix became a market leader for providing in-office treatment solutions for symptomatic or obstructive BPH with over 50 percent market share.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

The Company hired independent valuation specialists to assist management with its determination of the fair value of the consideration to be paid as well as the fair value of the assets acquired in the acquisition of the Prostiva RF Thereapy System. Management is responsible for the estimates and valuations. The work performed by the independent valuation specialists has been considered in management’s estimates of fair value reflected below. In addition, since the initial recognition of the fair value of consideration to be paid and assets acquired, additional information has become available during the measurement period that relate to conditions or circumstances that existed at the date of acquisition. This additional information has resulted in revisions to the fair value of consideration to be paid and assets acquired as of the date of acquisition. The measurement period ended on September 6, 2012 and purchase accounting is considered final as of September 30, 2012.

The Company estimates that the fair value of the consideration to be paid to acquire the Prostiva business is approximately $7.0 million, after an adjustment of $149,000 made during the measurement period to the original estimate of $7.2 million. Additional information obtained during the measurement period that existed at the acquisition date resulted in the adjustment to the fair value of consideration to be paid. Included in the total consideration is the licensing fee of $1 million, of which $500,000 was paid on September 6, 2011, deferred payments for acquired inventory, and royalties on Prostiva products sold, subject to minimum and maximum amounts.

Approximately $6.5 million of the $7.0 million purchase price is unpaid as of September 30, 2012. The consideration is categorized as contingent or non-contingent. The non-contingent consideration consists of the $500,000 paid at the date of acquisition, as well as future cash payments with an acquisition date fair value of $3.8 million. The estimated royalty payments between the minimum and maximum amounts are contingent consideration and are measured at fair value at the acquisition date by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The acquisition date fair value of the contingent consideration was $2.7 million. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved with the changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date, recognized in earnings.

The Company assumed no liabilities in the acquisition. The fair values of the assets acquired by major class in the acquisition are as follows (in thousands):

Manufacturing Equipment	$128
Finished Goods Inventory	1,484
Identifiable Intangible Assets
Patents and Technology	1,529
Customer List	531
Trademarks	325
Goodwill	3,036
Total assets acquired	$7,033

During the three-month period ended September 30, 2012, the Company obtained additional information that existed at the acquisition date, which increased the amount of Prostiva inventory acquired as part of the acquisition by $79,000 and resulted in a corresponding reduction of goodwill of $79,000.

The goodwill of $3.0 million represents the value of the functional business already in place at the time of acquisition and the expected higher future revenue stream from the combined product lines as a result of expected synergies from the combined businesses.  For tax purposes the goodwill value at acquisition was $1.7 million.  For tax purposes the payments related to the acquisition of Prostiva RF Therapy System patent rights are treated as payment in respect of a license agreement and are therefore tax deductible in the year of acquisition.  The inventory and manufacturing equipment acquired is treated for tax purposes as an asset purchase and will be depreciated.  The goodwill and other intangible assets are recorded for tax as an acquisition and are amortized and deductible over 15 years for tax purposes.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2012

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

Total cumulative transaction expenses were $391,000 primarily related to legal and accounting fees. Of the $391,000 of transaction expenses $103,000 were incurred in fiscal year 2011, and $288,000 were incurred in fiscal year 2012 and included in general and administrative expenses in those periods.

In addition to the above transaction payments, the Company is required to pay an annual licensing maintenance fee of $65,000 to Medtronic, as well as a monthly $30,000 transition services fee that began in October 2011 for transition services provided by Medtronic until the earlier of the end of the initial term of the Transition Agreement or the last of certain United States or European Union regulatory transfers. As these fees are for services being provided by Medtronic on a go-forward basis, they are not included in total consideration for the acquisition of the Prostiva RF Therapy System and will be expensed in the period incurred and reported as part of research and development expenses.

The revenue and operating expenses related to the Prostiva business have been included in the Company’s results of operations since September 6, 2011, the date of acquisition. The acquired Prostiva business was not operated as a separate subsidiary, division or entity by Medtronic, Inc. As a result, the Company is unable to accurately determine earnings/(losses) for the Prostiva business on a standalone basis prior to the date of acquisition. Prostiva revenue included in reported Urologix revenue for the three-month period ended September 30, 2012 and 2011 totaled approximately $1.4 million and $430,000, respectively.

As previously mentioned, as the Prostiva business was not operated as a separate subsidiary, division or entity, Medtronic did not maintain separate financial statements for the Prostiva business. As a result, the following unaudited pro-forma financial information represents revenue and only direct expenses for the Prostiva business prior to the September 6, 2011 acquisition date. The pro-forma financial information below shows the revenue and net loss as if the businesses were combined for the three-months ended September 30, 2011 (in thousands except per share amounts).

Three months ended September 30, 2011
Pro forma net revenue	$4,398
Pro forma net loss	$(1,221)
Pro forma net loss per share (basic)	$(0.08)
Pro forma net loss per share (diluted)	$(0.08)

The pro forma financial information above excludes the non-recurring acquisition related expenses of $120,000 in the prior year. However, the pro forma financial information does include the amortization and depreciation expense from acquired Prostiva assets, the implied interest expense on deferred acquisition payments, and the expense related to the increase in the fair value of acquired Prostiva inventories as if they had occurred as of July 1st of the first period presented. The pro forma financial information is not indicative of the results that would have actually been realized if the acquisitions had occurred as of the beginning of fiscal year 2012 or of results that may be realized in the future.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

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

As part of the consideration for the Prostiva acquisition, (see Note 4), the estimated royalty payments between the minimum and maximum amounts are considered contingent consideration. The contingent consideration is measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved using Level 3 inputs. The Level 3 inputs consist of the projected fiscal year of payments based on projected revenues and an estimated discount rate. The fair value is determined by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. The Company estimates the fair value of the future contingent consideration at $2.5 million at September 30, 2012. The Company recognized a reduction in the fair value of contingent consideration of $380,000 during the first quarter of fiscal 2013. The decrease in the fair value of contingent consideration was partially offset by an increase of $226,000 in non-contingent consideration due to an increase in the projected time to reach the cumulative $10 million of royalty and license fees (see Note 4), which increased the number of years subject to minimum royalty payments and reduced the projected royalty payments in excess of contractual minimums in earlier years. The following table provides a reconciliation of the beginning and ending balances of the contingent consideration liability:

(in thousands)	Three months ended September 30, 2012
Beginning Balance	$2,862
Accretion expense	51
Change in fair value of contingent consideration	(380)
Ending Balance	$2,533

6.            Stock-Based Compensation

The Company has an equity compensation plan, the 1991 Stock Option Plan (the “1991 Plan”), that provides for the granting of incentive stock options to employees and nonqualified stock options and restricted stock to employees, directors and consultants. As of September 30, 2012, we had reserved 4,450,910 shares of common stock under the 1991 Plan, and 317,526 shares were available for future grants. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Under the current terms of the 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting receive an option grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2012

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

Amounts recognized in the financial statements for the three-months ended September 30, 2012 and 2011 related to stock-based compensation were as follows (in thousands):

	Three months ended September 30,
	2012	2011
Cost of goods sold	$6	$8
Sales and marketing	11	23
General and administrative	33	47
Research and development	8	9
Total cost of stock-based compensation	58	87
Tax benefit of options issued	—	—
Total stock-based compensation, net of tax	$58	$87

Except as stated above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-months ended September 30, 2012 and 2011 using the Black-Scholes option-pricing model:

	2012	2011
Volatility	70.53%	79.90%
Risk-free interest rate	0.36%	0.36
Expected option life	3.2 years	3.1 years
Stock dividend yield	—	—

A summary of our option activity for the three-months ended September 30, 2012 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2012	1,621,095	$1.50		$1,504
Options granted	189,500	0.86
Options forfeited	(1,949)	1.30
Options expired	(18,235)	2.65
Options exercised	—	—
Outstanding at September 30, 2012	1,790,411	$1.42	7.13	$1,385
Exercisable at September 30, 2012	1,206,295	$1.65	6.31	$1,358

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.76 and $0.77 on September 28, 2012 and June 29, 2012,the last trading days prior to September 30, 2012 and June 30, 2012, respectively, which would have been received by the optionees had all in-the-money options been exercised on that date.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

On August 9, 2012, the Company’s Compensation Committee recommended, and the Board of Directors approved, an award of restricted stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2012 Annual Meeting of Shareholders to be held on November 16, 2012 with the number of shares of restricted stock equal to $17,500 divided by the closing price of the Company’s common stock on the date of the Annual Meeting, rounded up to the next whole share. The restrictions on the restricted stock lapse on the first business day immediately prior to the date of the Company’s 2013 Annual Meeting of Shareholders if the director is serving on the board as of such date. The restricted stock award was in addition to the 10,000 share stock option granted to each non-employee director annually under the 1991 Plan.

A summary of restricted stock award activity for the three-month period ended September 30, 2012 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2012	83,576	$0.98
Awards granted	—	—
Awards forfeited	—	—
Awards vested	—	—
Non-vested at September 30, 2012	83,576	0.98

As of September 30, 2012, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the Plan was $251,000 and $15,000, respectively. That cost is expected to be recognized over a weighted-average period of 1.8 years for non-vested stock options and 0.1 years for restricted stock awards.

7.            Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 20,180 and 14,646, for the three-months ended September 30, 2012 and 2011, respectively.

The dilutive effect of stock options excludes approximately 1.89 million awards for the three-months ended September 30, 2012 and 1.3 million awards for the three-months ended September 30, 2011, for which the exercise price was higher than the average market price. In addition, 1,493 and 54,499 of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three-months ended September 30, 2012 and 2011, respectively, as they would be anti-dilutive due to the Company’s net loss for such periods.

8.            Goodwill

The Company had approximately $3,036,000 of goodwill as of September 30, 2012 related to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 to the Notes to the Condensed Financial Statements for further information regarding this acquisition. Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

9.            Intangible Assets

Intangible assets as of September 30, 2012 and June 30, 2012 consisted of the following (in thousands):

	September 30, 2012			June 30, 2012
	Carrying Value	Accumulated Amortization	Net Carrying Value	Carrying Value	Accumulated Amortization	Net Carrying Value
Prostiva Acquisition
Patents and Technology	$1,529	$(184)	$1,345	$1,529	$(142)	$1,387
Customer Base	531	(64)	467	531	(49)	482
Trademarks	325	(22)	303	325	(17)	308
EDAP Acquisition
Customer Base	2,300	(2,252)	48	2,300	(2,246)	54
Other	37	(1)	36	32	(1)	31
Total intangible assets	$4,722	$(2,523)	$2,199	$4,717	$(2,455)	$2,262

Amortization expense associated with intangible assets for the three-months ended September 30, 2012 and 2011 was $68,000 and $27,000, respectively. Amortization expense increased compared to prior year due to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 of the Condensed Financial Statements for further information regarding this acquisition. All intangible assets are amortized using the straight-line method over their estimated remaining useful lives. Patents and technology related to the Prostiva acquisition are being amortized over 9 years with amortization expense recorded in cost of goods sold. Customer base and trademarks related to the Prostiva acquisition are being amortized over 9 years and 16 years, respectively. The customer base related to the EDAP acquisition, completed in October of 2000, is being amortized over its remaining useful life of 2 years, and other intangible assets related to patent costs are amortized upon issuance over their estimated useful lives.

Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2013	$207
2014	276
2015	258
2016	252
2017	252

10.          Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	September 30, 2012	June 30, 2012

Raw materials	$615	$555
Work-in-process	133	164
Finished goods	2,010	1,392
Total inventories	$2,758	$2,111

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

The September 30, 2012 finished goods inventory balance includes the inventory acquired as a result of the September 6, 2011 Prostiva acquisition, of which approximately $788,000 remained at September 30, 2012. In addition, approximately $698,000 of the above finished goods balance represents long-term inventories that the Company does not expect to sell within the next 12 months, however they are also not considered excess or obsolete.

11.          Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	September 30, 2012	June 30, 2012
Sales tax accrual	$236	$237
Other	523	542
Total other accrued expenses	$759	$779

12.          Income Taxes

As of June 30, 2012, the liability for gross unrecognized tax benefits was $14,000. During the three-months ended September 30, 2012, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not change significantly in the next twelve months.

The Company files income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. The Company is subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1997due to unexpired net operating loss carryforwards originating in and subsequent to that fiscal year. The Company may also be subject to state income tax examinations whose regulations vary by jurisdiction.

13.          Warranty

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

Warranty provisions and claims for the three-months ended September 30, 2012 and 2011 were as follows (in thousands):

Three Months Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

September 30, 2012	$47	$13	$(12)	$48

September 30, 2011	$10	$33	$(13)	$30

14.          Line of Credit

On January 11, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). Under the Loan Agreement, SVB will make revolving advances to the Company of the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts. The principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to either the prime rate plus 2.75% if the Company is Streamline Eligible, or the prime rate plus 3.75% if the Company is not Streamline Eligible. Interest is payable monthly. In order to be “Streamline Eligible,” the Company’s unrestricted cash maintained at SVB for the immediately preceding month has to be greater than the outstanding obligations as well as no event of default continuing. The Company also must meet a financial covenant that requires the Company’s maximum loss (defined as net loss adding back interest expense, depreciation and amortization, income tax expense and stock-based compensation expense), on a trailing three month period, not be greater than $1.5 million, tested on the last day of each month.  In connection with the Loan Agreement, the Company granted SVB a first priority security interest in certain properties, rights and assets of the Company, specifically excluding intellectual property.  All amounts borrowed by the Company under this revolving line of credit with SVB will be due January 11, 2014. As of September 30, 2012, the Company had no borrowings outstanding on this credit line.

Urologix, Inc.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

15.         Commitments and Contingencies

Legal Proceedings

The Company has been involved in various legal proceedings and other matters that arise in the normal course of its business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As of September 30, 2012, the Company was not involved in any legal proceedings or other matters that are expected to have a material effect on the financial position, liquidity or results of operations of the Company.

16.          Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08), which amends ASC 350 “Intangibles – Goodwill and Other.”  This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  This update is effective for fiscal years beginning after December 15, 2011.  The adoption of this statement did not have an impact on our financial position or results of operations.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements.  The adoption of this statement did not have an impact on our financial position or results of operations.

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02 “Intangibles – Goodwill and Other (Topic350): Testing Indefinite-Lived Intangible Assets for Impairment”. This update permits entities to make a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired.  This update is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  We do not anticipate the adoption of this statement to have an impact on our financial position or results of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: as a result of our history of operating losses and inadequate operating cash flow, there is substantial doubt about our ability to continue as a going concern; we have a history of unprofitability and may not be able to generate sufficient cash flow to fund our operations; we may need additional capital to continue our business and any additional capital we seek may not be available in the amount or at the time we need it; third party reimbursement is critical to market acceptance of our products; we are faced with intense competition and rapid technological and industry change; all of our revenues are derived from minimally invasive therapies that treat one disease, BPH; government regulation has a significant impact on our business; we are dependent upon a limited number of third-party suppliers for our products; our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate; we are dependent on adequate protection of our patent and proprietary rights; our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business; we are dependent on key personnel; we do not comply with Nasdaq’s listing requirements and if our common stock is delisted it may then become illiquid; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price may be volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price; the license for the Prostiva RF Therapy System could result in operating difficulties and other harmful consequences that may adversely impact our business and results of operations; if we fail to comply with our obligations under our license agreement with Medtronic or if the license agreement terminates for any reason, we could lose the ability to see the Prostiva product; the Prostiva RF Therapy System license and other agreements require significant future payments; and the addition of the Prostiva RF Therapy System to our product portfolio may result in the aggravation of certain risks to our business. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three-months ended September 30, 2012 and 2011. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2012.

OVERVIEW

Urologix develops, manufactures, and markets non-surgical, office-based therapies for the treatment of the symptoms and obstruction resulting from non-cancerous prostate enlargement also known as benign prostatic hyperplasia (BPH). These therapies use proprietary technology in the treatment of BPH, a disease that affects more than 30 million men worldwide and is the most common urologic problem for men over 50. We market both the Cooled ThermoTherapy™ (CTT) product line and the Prostiva® Radio Frequency (RF) Therapy System. We acquired the exclusive worldwide license to the Prostiva® RF Therapy System in September 2011. These two technologies are designed to be used by urologists in their offices without placing their patients under general anesthesia. CTT uses a flexible catheter to deliver targeted microwave energy combined with a unique cooling mechanism that protects healthy urethral tissue and enhances patient comfort to provide safe, effective, lasting relief from BPH voiding symptoms by the thermal ablation of hyperplastic prostatic tissue surrounding the urethra. The proprietary Prostiva® RF Therapy System delivers radio frequency energy directly into the prostate through the use of insulated electrodes deployed from a transurethral scope, ablating targeted prostatic tissue under the direct visualization of the urologist. These focal ablations reduce constriction of the urethra, thereby relieving BPH voiding symptoms. These two proven technologies have slightly different, yet complementary, patient indications and providing them to our urologist customers enables them to treat a wide range of patients in their office. We believe that these office-based BPH therapies are efficacious, safe and cost-effective solutions for BPH as they have shown results clinically superior to those of medication based treatments and without the complications and side effect profile inherent with surgical procedures.

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

During the second quarter of fiscal year 2012 we initiated sales of the Prostiva RF Therapy system in Europe by entering into supply agreements with distributors in targeted countries. Total international Prostiva sales for the first quarter of fiscal year 2013 were $138,000.

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

The reimbursement rate is determined by the annual Medicare Physician Fee Schedule, as well as congressional actions to address the Sustainable Growth Rate (SGR) formula that affects Medicare reimbursement for all physicians. The national average reimbursement in the physician office setting for 2012 is currently $2,159 for Cooled ThermoTherapy and $2,084 for Prostiva RF Therapy.

CMS requested a valuation survey of over 70 procedural codes by various physician specialties. CMS uses this valuation survey to determine the need for an increase or a decrease to the codes under review. One of the three codes in urology for review is CPT 53850, the code for our Cooled ThermoTherapy technology. We have actively continued our strategy to support reimbursement for CTT given the compelling data supporting the safety, clinical efficacy and cost effectiveness of this treatment option. The CMS published their final rule in November 2012 for implementation, at the earliest, during calendar year 2013. The results of the final rule resulted in an average reimbursement rate in the physician office setting for calendar year 2013 of $2,125 for Cooled ThermoTherapy and $1,953 for Prostiva RF Therapy. These reimbursement rates assume the government acts to keep the SGR from taking effect.

Cooled ThermoTherapy and Prostiva RF Therapy procedures are also reimbursed when performed in an ASC or a hospital outpatient setting, but these are a small portion of our business and the CMS changes to these rates will not have a material effect on our financial performance.

Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon “usual and customary” fees. To date, we have received coverage and reimbursement from private insurance companies and HMOs throughout the United States. We intend to continue our efforts to maintain coverage and reimbursement across the United States. There can be no assurance that reimbursement determinations for either Cooled ThermoTherapy or Prostiva RF Therapy from these payers for amounts reimbursed to urologists to perform these procedures will be sufficient to compensate urologists for use of Urologix’ product and service offerings.

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

We will continue to fund product development efforts and clinical research to improve and support our products and therapies. These investments are intended to improve our product offerings and expand the clinical evidence supporting each of our therapies for BPH: Cooled ThermoTherapy and Prostiva RF Therapy. We continue to highlight our products’ published five-year durability and cost effectiveness data, as well as the ability of urologists using our systems to customize each treatment for each patient.

We have incurred net losses of $1,069,000 for the three-months ended September 30, 2012 and $4,695,000 and $3,733,000 in the fiscal years ended June 30, 2012 and 2011, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through September 30, 2012 of $115,795,000. During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. The Company did not pay the second half of the initial licensing fee pending continuing discussions with Medtronic. This payable is included in the deferred acquisition payment liability as of September 30, 2012.   As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. In addition, inventory payments were deferred on both inventory transferred upon the close of the agreement and on shipments of products purchased subsequent to the agreement. The royalty payment due on October 6, 2012 and deferred payments on inventory transferred as part of the acquisition have also not been paid because of the continuing discussions with Medtronic and are included in the deferred acquisition payment liability as of September 30, 2012. The Company does not deem the payments owed Medtronic to be in default as discussions are ongoing with Medtronic. Deferred payments on inventory purchased subsequent to the close of the transaction through September 30, 2012 are included in accounts payable and approximate $3.5 million.

During the quarter the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which contributed approximately $3.9 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern.  Our cash, cash generated from operations, if any, and available borrowings under our agreement with Silicon Valley Bank, may not be sufficient to sustain day-to-day operations for the next 12 months, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, or if our planned cost reduction is not effective. Our ability to continue as a going concern is dependent upon improving our liquidity.

Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.

As stated in our press release of November 14, 2012, we expect revenues in fiscal year 2013 to be in the range of $16 to $17 million.

Critical Accounting Policies:

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2012. At September 30, 2012, our critical accounting policies and estimates continue to include revenue recognition, inventories, valuation of long-lived assets and goodwill, income taxes, and stock-based compensation.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-months ended September 30, 2012 were $4.0 million, compared to $3.1 million during the same period of the prior fiscal year. The $828,000, or 26 percent, increase in net sales for the comparable three -months ended September 30, 2012 and 2011 are a result of the impact of a full fiscal quarter of sales from the Prostiva product line acquired from Medtronic on September 6, 2011. This increase was partially offset by a decline of Cooled ThermoTherapy sales as a result of a decrease in procedure volumes.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Urologix mobile service, as well as costs for the newly acquired Prostiva products. Cost of goods sold for the three-months ended September 30, 2012 increased $227,000, or 13 percent, to $2.0 million, from $1.7 million for the three-month period ended September 30, 2011. The increase in costs of goods sold for the three-months ended September 30, 2012 is primarily a result of the higher sales with the benefit of the Prostiva revenue mentioned above. This increase was partially offset by better absorption of manufacturing expenses recorded in the first quarter of fiscal 2013 as a result of increased production compared with the prior year.

Gross profit as a percentage of sales increased to 51 percent for the three-months ended September 30, 2012 from 45 percent for the three-months ended September 30, 2011. The increase in gross margin rate for the three-months ended September 30, 2012 is due to the increase in production mentioned above.

Sales and Marketing

Sales and marketing expense of $1.7 million for the first quarter of fiscal 2013 increased $352,000, or 26 percent, when compared to sales and marketing expense of $1.4 million in the same period of fiscal 2012. The increase in sales and marketing expense for the three-months ended September 30, 2012 is largely due to increased wages and benefits, including commissions of $212,000 as a result of increased sales and the expansion of the sales force from the Prostiva acquisition. In addition, marketing expense for the quarter, mainly related to our patient education campaign, increased by approximately $206,000 year-over-year.

General and Administrative

General and administrative expense decreased $142,000, or 16 percent, to $738,000 for the three-month period ended September 30, 2012 compared to $880,000 for the three-month period ended September 30, 2011. The decrease in general and administrative expense is mainly a result of a $100,000 decrease in one-time legal and audit fees related to the Prostiva acquisition, as well as a $32,000 decrease in consulting and professional fees.

Research and Development

Research and development expense, which includes expenditures for product development, regulatory compliance and clinical studies, increased to $615,000 for the three-months ended September 30, 2012, from $481,000 in the same respective period of the prior fiscal year. The increase in expense of $134,000, or 28 percent, is primarily due to expenses associated with the Prostiva acquisition including the Medtronic transition services fees of $90,000.

Change in Value of Acquisition Consideration

The change in the value of acquisition consideration of $154,000 for the three-month period ended September 30, 2012 represents the net effect of a reduction in fair value of contingent consideration of $380,000, partially offset by an increase of $226,000 in non-contingent consideration. This change is due to an increase in the projected time it will take the Company to reach the cumulative $10 million of royalty and license fees owed on the Prostiva acquisition, which increased the number of years subject to minimum royalty payments and reduced the projected royalty payments in excess of contractual minimums in earlier years.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was approximately $26,000 for the three-month period ended September 30, 2012 compared to $12,000 in the prior fiscal year period. The increase in the amortization expense of $14,000 is a result of a full quarter of amortization expense on the intangible assets acquired as part of the Prostiva acquisition, compared to one month of amortization expense on these assets in the prior year period as the assets were acquired on September 6, 2011.

Net Interest Expense

Net interest expense increased $67,000, to $123,000 for the three-months ended September 30, 2012 from $56,000 for the same period of the prior fiscal year. Interest expense is a result of the non-cash interest accretion on the Prostiva deferred acquisition payments. The increase in interest expense is due to Prostiva not being acquired until September 6, 2011.

Provision for Income Taxes

We recognized income tax expense of $16,000 for the three-months ended September 30, 2012, compared to an income tax expense of $5,000 for the comparable prior year fiscal period. The tax expense in the three-months ended September 30, 2012 consists of $11,000 of deferred tax expense recorded on the amortization for tax purposes of indefinite-lived goodwill intangibles acquired in the Prostiva acquisition, as well as $5,000 for state taxes. The tax expense in the three-month period ended September 30, 2011 relates only to state taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through sales of equity securities, including a follow-on offering completed during the first quarter of fiscal year 2013 and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of September 30, 2012, we had total cash and cash equivalents of $5.3 million.

During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. The Company did not pay the second half of the initial licensing fee pending continuing discussions with Medtronic. This payable is included in the deferred acquisition payment liability as of September 30, 2012.   As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. In addition, inventory payments were deferred on both inventory transferred upon the close of the agreement and on shipments of products purchased subsequent to the agreement. The royalty payment due on October 6, 2012 and deferred payments on inventory transferred as part of the acquisition have also not been paid because of the continuing discussions with Medtronic and are included in the deferred acquisition payment liability as of September 30, 2012. The Company does not deem the payments owed Medtronic to be in default as discussions are ongoing with Medtronic. Deferred payments on inventory purchased subsequent to the close of the transaction through September 30, 2012 are included in accounts payable and approximate $3.5 million.

During the first quarter of fiscal year 2013 the Company completed a follow-on offering which contributed approximately $3.9 million of net proceeds. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern.  The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months and the Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, have available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012 and our ability to aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic. The line of credit allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of September 30, 2012 the Company has not borrowed against this facility. As part of our efforts to align our expenses with our revenue, management is in the process of implementing a cost reduction plan which calls for cuts in planned spending and expense in nearly all departments. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs and operating expenses, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, or if our cost reduction plan is not effective.

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

The first quarter fiscal year 2013 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

During the three-months ended September 30, 2012, we used $414,000 of cash for operating activities. The net loss of $1.1 million included non-cash charges of $172,000 from depreciation and amortization expense, $58,000 from stock-based compensation expense and $170,000 of accreted interest expense, which was partially offset by a gain of $154,000 due to the change in the fair value of the acquisition consideration. Changes in operating items resulted in the generation of $410,000 of operating cash flow for the period as a result of higher accounts payable of $1.2 million, partially offset by higher inventories of $624,000. The increase in accounts payable is the result of the deferral of payments for approximately $3.5 million of Prostiva product purchased since the date of acquisition on 270-day terms negotiated as part of the licensing agreement with Medtronic. The increase in inventories is the result of Prostiva product purchased from Medtronic as previously mentioned, as well as the decrease in sales.

During the three-months ended September 30, 2012, we used $9,000 for investing activities related to the purchase of property and equipment to support our business operations and investments in intellectual property.

During the three-months ended September 30, 2012, we generated $3.9 million of cash from financing activities. During the first quarter of fiscal year 2013 we sold 5,980,000 shares of common stock at a price of $0.75 per share, resulting in net proceeds of $3.9 million, after deducting underwriting discounts and commissions and other expenses payable by the Company.

We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of September 30, 2012, our property and equipment, net, included approximately $541,000 of control units, generators and scopes used in evaluation or longer-term use programs and in our Company-owned mobile service.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

Information regarding recently issued accounting pronouncements is included in Note 16 to the condensed financial statements in this Quarterly Report on Form 10-Q.

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

ITEM 1A.     RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2012, as updated by our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

Date November 14, 2012

