Form 10-Q
period 2012-12-31
UROLOGIX INC
filed 2013-02-14
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

As of February 1, 2013, the Company had outstanding 20,888,932 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Urologix, Inc.
Condensed Balance Sheets
(In thousands, except per share data)

	December 31, 2012 (unaudited)	June 30, 2012 (*)
ASSETS
Current Assets:
Cash and cash equivalents	$4,879	$1,899
Accounts receivable, net of allowance of $94 and $83, respectively	2,201	2,132
Inventories	2,033	1,448
Prepaids and other current assets	246	290
Total current assets	9,359	5,769
Property and equipment:
Property and equipment	12,018	12,006
Less accumulated depreciation	(11,273)	(11,144)
Property and equipment, net	745	862
Other intangible assets, net	2,137	2,262
Goodwill	3,036	3,115
Long-term inventories	678	663
Other assets	5	5
Total assets	$15,960	$12,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,975	$3,376
Accrued compensation	668	732
Deferred income	10	7
Short-term deferred acquisition payment	2,906	2,395
Other accrued expenses	682	779
Total current liabilities	9,241	7,289

Deferred tax liability	57	35
Long-term deferred acquisition payment	4,017	4,613
Other accrued expenses	94	113
Total liabilities	13,409	12,050
Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 25,000 shares authorized; 20,889 and 14,803 shares issued; and 20,771 and 14,719 shares outstanding	207	147
Additional paid-in capital	119,110	115,205
Accumulated deficit	(116,766)	(114,726)
Total shareholders’ equity	2,551	626
Total liabilities and shareholders’ equity	$15,960	$12,676

(*) The Balance Sheet at June 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
SALES	$4,354	$4,653	$8,324	$7,795
COST OF GOODS SOLD	2,117	2,364	4,072	4,091
Gross profit	2,237	2,289	4,252	3,704

COSTS AND EXPENSES
Sales and marketing	2,007	1,675	3,724	3,039
General and administrative	646	900	1,383	1,780
Research and development	602	588	1,218	1,069
Change in value of acquisition consideration	(215)	—	(369)	—
Amortization of identifiable intangible assets	26	26	52	39
Total costs and expenses	3,066	3,189	6,008	5,927
OPERATING LOSS	(829)	(900)	(1,756)	(2,223)

INTEREST EXPENSE	(127)	(213)	(249)	(269)
FOREIGN CURRENCY EXCHANGE GAIN/(LOSS)	2	—	(3)	—
LOSS BEFORE INCOME TAXES	(954)	(1,113)	(2,008)	(2,492)
INCOME TAX EXPENSE	16	6	32	11
NET LOSS	$(970)	$(1,119)	$(2,040)	$(2,503)

NET LOSS PER COMMON SHARE - BASIC	$(0.05)	$(0.08)	$(0.10)	$(0.17)

NET LOSS PER COMMON SHARE - DILUTED	$(0.05)	$(0.08)	$(0.10)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	20,835	14,744	20,507	14,735

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	20,835	14,744	20,507	14,735

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(2,040)	$(2,503)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	339	325
Employee stock-based compensation expense	151	199
Provision for bad debts	23	—
Loss on disposal of assets	7	10
Accretion expense on deferred acquisition payments	284	269
Net adjustment to acquisition consideration	(369)	—
Deferred income taxes	22	—
Change in operating assets and liabilities:
Accounts receivable	(92)	(853)
Inventories	(577)	(38)
Prepaids and other assets	44	(10)
Accounts payable	1,599	1,279
Accrued expenses and deferred income	(177)	277
Net cash used for operating activities	(786)	(1,045)

INVESTING ACTIVITIES
Purchase of property and equipment	(36)	(31)
Acquisition of business	—	(500)
Purchases of intellectual property	(12)	—
Net cash used for investing activities	(48)	(531)

FINANCING ACTIVITIES
Proceeds from stock option exercises	—	87
Issuance of common stock	3,814	—
Net cash provided by financing activities	3,814	87

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,980	(1,489)

CASH AND CASH EQUIVALENTS
Beginning of period	1,899	3,061
End of period	$4,879	$1,572

Supplemental cash-flow information
Income taxes paid during the period	$15	$11
Net carrying amount of inventory transferred to property and equipment	$56	$144
Non-cash consideration for acquisition	$—	$6,532

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2012
(Unaudited)

1.	Basis of Presentation

          The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2012 and the statements of operations and cash flows for the three and six-months ended December 31, 2012 and 2011 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2012.

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

          As of December 31, 2012, the Company’s cash and cash equivalents balance was $4,879,000. The Company incurred net losses of $2,040,000 for the six-month period ended December 31, 2012 and $4,695,000 and $3,733,000 in the fiscal years ended June 30, 2012 and 2011, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through December 31, 2012 of $116,766,000.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. The Company did not pay the second half of the initial licensing fee pending continuing discussions with Medtronic. This payable is included in the short-term deferred acquisition payment liability as of December 31, 2012. As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. In addition, inventory payments were deferred on both inventory transferred upon the close of the agreement and on shipments of products purchased subsequent to the agreement. The royalty payment due on October 6, 2012 and deferred payments on inventory transferred as part of the acquisition have also not been paid because of the continuing discussions with Medtronic and are included in the short-term deferred acquisition payment liability as of December 31, 2012. The Company does not deem the payments owed Medtronic to be in default as discussions are ongoing with Medtronic and Medtronic has not provided notice of breach (which allows for an opportunity to cure). Deferred payments on inventory purchased subsequent to the close of the transaction through December 31, 2012 are included in accounts payable and approximate $3.9 million. It is the Company’s preference to extend the payment terms to Medtronic as long as possible in order to allow us to deploy our cash resources to turnaround the Prostiva business and implement our market development strategy.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2012
(Unaudited)

          During the first quarter of fiscal 2013 the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which contributed approximately $3.8 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern. The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, maintain available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012 and aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic, of which $3.3 million was due and unpaid to Medtronic under the Prostiva related agreements at December 31, 2012. The line of credit with Silicon Valley Bank allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of December 31, 2012 the Company has not borrowed against this facility. As part of our efforts to align our expenses with our revenue, management adopted a cost reduction plan which calls for cuts in planned spending and expense in nearly all departments. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs and operating expenses, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, or if our cost reduction plan is not effective or if we are required to pay amounts currently due under the Prostiva related agreements without reduction, postponement or other restructuring.

          The Company’s current plan to improve its cash and liquidity position is to generate expected revenues both from sales of our Cooled ThermoTherapy and Prostiva products which will help generate improved cash flow from our business, as well as continue to closely manage our expenses.

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

          The financial statements as of and for the three and six-months ended December 31, 2012 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

          The above transaction was accounted for as a business combination. Under the terms of the agreements the Company will be responsible for the manufacturing, sourcing, operations, compliance, quality, regulatory and other matters of the Prostiva RF Therapy System. The Company entered into this transaction to increase its revenue, addressable patient population, customer base and sales force. As a result of this transaction, Urologix became a market leader for providing in-office treatment solutions for symptomatic or obstructive BPH with over 60 percent market share.

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

          The Company estimated the fair value of the consideration to be paid to acquire the Prostiva business at approximately $7.0 million. Included in the total consideration is the licensing fee of $1 million, of which $500,000 was paid on September 6, 2011, deferred payments for acquired inventory, and royalties on Prostiva products sold, subject to minimum and maximum amounts.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2012
(Unaudited)

          Approximately $6.5 million of the $7.0 million purchase price is unpaid as of December 31, 2012. The consideration is categorized as contingent or non-contingent. The non-contingent consideration consists of the $500,000 paid at the date of acquisition, as well as future cash payments for the second $500,000 payment of the initial licensing fee, consigned inventory and minimum royalty payments with an acquisition date fair value of $3.8 million. The estimated royalty payments between the minimum and maximum amounts are contingent consideration and were measured at fair value at the acquisition date by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The acquisition date fair value of the contingent consideration was $2.7 million. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved with the changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date, recognized in earnings. For the six-month period ended December 31, 2012, we recognized a gain of $791,000 from changes in the fair value of the contingent consideration, which was partially offset by an increase of $422,000 in the non-contingent consideration due to an increase in the projected time to reach the cumulative $10 million of royalty and license fees.

          The Company assumed no liabilities in the acquisition. The fair values of the assets acquired by major class in the acquisition were as follows (in thousands):

Manufacturing Equipment	$128
Finished Goods Inventory	1,484
Identifiable Intangible Assets:
Patents and Technology	1,529
Customer List	531
Trademarks	325
Goodwill	3,036
Total assets acquired	$7,033

          The goodwill of $3.0 million represents the value of the functional business already in place at the time of acquisition and the expected higher future revenue stream from the combined product lines as a result of expected synergies from the combined businesses. For tax purposes the goodwill value at acquisition was $1.7 million. For tax purposes the payments related to the acquisition of Prostiva RF Therapy System patent rights are treated as payment in respect of a license agreement and are therefore tax deductible in the year of acquisition. The inventory and manufacturing equipment acquired is treated for tax purposes as an asset purchase and is being depreciated. The goodwill and other intangible assets are recorded for tax as an acquisition and are amortized and deductible over 15 years for tax purposes.

          The patents and technology intangible assets consist of patents and technology, many of which are used in the Prostiva RF Therapy System. Trademarks consist of the use of the Prostiva name in the BPH marketplace.

          Total cumulative transaction expenses were $391,000 primarily related to legal and accounting fees. Of the $391,000 of transaction expenses, $103,000 were incurred in fiscal year 2011, and $288,000 were incurred in fiscal year 2012 and included in general and administrative expenses in those periods.

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

          The revenue and operating expenses related to the Prostiva business have been included in the Company’s results of operations since September 6, 2011, the date of acquisition. The acquired Prostiva business was not operated as a separate subsidiary, division or entity by Medtronic, Inc. As a result, the Company is unable to accurately determine earnings/(losses) for the Prostiva business on a stand-alone basis prior to the date of acquisition. Prostiva revenue included in reported Urologix revenue for the three and six-month period ended December 31, 2012 and 2011 totaled approximately $1.5 million and $1.6 million, respectively, and $2.9 million and $2.1 million, respectively.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2012
(Unaudited)

          As previously mentioned, as the Prostiva business was not operated as a separate subsidiary, division or entity, Medtronic did not maintain separate financial statements for the Prostiva business. As a result, the following unaudited pro-forma financial information represents revenue and only direct expenses for the Prostiva business prior to the September 6, 2011 acquisition date. The pro-forma financial information below shows the revenue and net loss as if the acquisition of Prostiva had occurred on July 1st, the start of our fiscal year, and the Cooled ThermoTherapy and Prostiva businesses were combined for the three and six-months ended December 31, 2011 (in thousands except per share amounts).

	Three months ended December 31, 2011	Six months ended December 31, 2011
Pro forma net revenue	$4,653	$9,051
Pro forma net loss	$(1,254)	$(2,445)
Pro forma net loss per share (basic)	$(0.09)	$(0.17)
Pro forma net loss per share (diluted)	$(0.09)	$(0.17)

          The pro forma financial information above excludes the non-recurring acquisition related expenses of $356,000 in the prior year period. However, the pro forma financial information does include the amortization and depreciation expense from acquired Prostiva assets, the implied interest expense on deferred acquisition payments, and the expense related to the increase in the fair value of acquired Prostiva inventories as if they had occurred as of July 1st of the first period presented. The pro forma financial information is not indicative of the results that would have actually been realized if the acquisitions had occurred as of the beginning of fiscal year 2012 or of results that may be realized in the future.

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

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2012
(Unaudited)

          As part of the consideration for the Prostiva acquisition, (see Note 4), the estimated royalty payments between the minimum and maximum amounts are considered contingent consideration. The contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved using Level 3 inputs. The Level 3 inputs consist of the projected fiscal year of payments based on projected revenues and an estimated discount rate. The fair value is determined by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. The Company estimates the fair value of the future contingent consideration at $2.1 million at December 31, 2012. The Company recognized a reduction in fair value of contingent consideration of $791,000 during the six-month period ended December 31, 2012. The decrease in fair value of contingent consideration was partially offset by an increase of $422,000 in non-contingent consideration due to an increase in the projected time to reach the cumulative $10 million of royalty and license fees, which increased the number of years subject to minimum royalty payments and reduced the projected royalty payments in excess of contractual minimums in earlier years. The following table provides a reconciliation of the beginning and ending balances of the contingent consideration liability:

(in thousands)	Six months ended December 31, 2012
Beginning Balance	$2,862
Accretion expense	38
Change in fair value of contingent consideration	(791)
Ending Balance	$2,109

6.	Stock-Based Compensation

           On November 16, 2012 our shareholders approved a new equity compensation plan, the Urologix, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan replaced our Amended and Restated 1991 Stock Option Plan (the “1991 Plan”) and provides stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock and/or cash. As of December 31, 2012, we had reserved 1,600,000 shares of common stock under the 2012 Plan, and all 1,600,000 shares were available for future grants. The number of shares available under the 2012 Plan will be increased by an amount equal to the number of shares subject to awards or options granted under the 1991 Plan, which would have become available for additional awards under the 1991 Plan by reason of the forfeiture, cancellation, expiration or termination of those awards. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter.

          Under the terms of the previous 1991 Plan, persons serving as non-employee directors at the date of the annual shareholder meeting receive an option grant to purchase 10,000 shares of common stock at a price equal to fair market value on the date of grant. Generally, such options are immediately exercisable on the date of grant, and expire 10 years from the date of grant, subject to earlier termination one year after the person ceases to be a director of the Company. For the 10,000 share option award granted to each of our four non-employee directors in connection with the 2012 Annual Meeting of Shareholders, our previous equity compensation plan, the 1991 Plan, was used.

          The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applies the modified prospective method in determining stock option expense. The Company’s results of operations reflect compensation expense for new stock options granted and vested under the 1991 Plan and the unvested portion of previous stock option grants and restricted stock which vest during the year. As previously mentioned, as of December 31, 2012, no options had been granted from the new 2012 Plan.

          Amounts recognized in the financial statements for the three and six-months ended December 31, 2012 and 2011 related to stock-based compensation were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Cost of goods sold	$5	$7	$11	$15
Sales and marketing	11	24	23	47
General and administrative	70	70	103	117
Research and development	7	11	14	20
Total cost of stock-based compensation	93	112	151	199
Tax benefit of options issued	—	—	—	—
Total stock-based compensation, net of tax	$93	$112	$151	$199

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2012
(Unaudited)

          Except as stated above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-months ended December 31, 2012 and 2011 using the Black-Scholes option-pricing model:

	2012	2011
Volatility	71.91%	79.39%
Risk-free interest rate	0.38%	0.42%
Expected option life	3.4 years	3.3 years
Stock dividend yield	—	—

          A summary of our option activity for the six-months ended December 31, 2012 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2012	1,621,095	$1.50		$1,504
Options granted	229,500	0.83
Options forfeited	(9,972)	1.04
Options expired	(28,753)	2.13
Options exercised	—	—
Outstanding at December 31, 2012	1,811,870	$1.41	6.94	$2,060
Exercisable at December 31, 2012	1,285,081	$1.60	6.23	$2,060

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.69 and $0.77 on December 31, 2012 and June 29, 2012, the last trading day prior to June 30, 2012, which would have been received by the optionees had all in-the-money options been exercised on that date.

          On August 9, 2012, the Company’s Compensation Committee recommended, and the Board of Directors approved, an award of restricted stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2012 Annual Meeting of Shareholders to be held on November 16, 2012 with the number of shares of restricted stock equal to $17,500 divided by the closing price of the Company’s common stock on the date of the Annual Meeting, rounded up to the next whole share. A total of 106,064 shares of restricted stock were granted under the previous 1991 Plan to the Company’s non-employee directors on the date of the Annual Meeting or 26,516 shares of restricted stock to each of the Company’s four non-employee directors. The restrictions on the restricted stock lapse on the first business day immediately prior to the date of the Company’s 2013 Annual Meeting of Shareholders if the director is serving on the board as of such date. The restricted stock award was in addition to the 10,000 share stock option granted to each non-employee director annually under the 1991 Plan.

          A summary of restricted stock award activity for the six-month period ended December 31, 2012 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2012	83,576	$0.98
Awards granted	106,064	0.66
Awards forfeited	—	—
Awards vested	(72,168)	0.97
Non-vested at December 31, 2012	117,472	0.70

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2012
(Unaudited)

          As of December 31, 2012, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the Plan was $220,000 and $69,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.3 years for non-vested stock options and 1.0 years for restricted stock awards.

7.	Basic and Diluted Loss Per Share

          Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 20,835 and 14,774, for the three-months ended December 31, 2012 and 2011, respectively and 20,507 and 14,735, for the six-months ended December 31, 2012 and 2011, respectively.

          The dilutive effect of stock options excludes approximately 1.77 million and 1.41 million awards for the three-months ended December 31, 2012 and 2011, respectively, and 1.74 million and 1.78 million awards for the six-months ended December 31, 2012 and 2011, respectively, for which the exercise price was higher than the average market price. In addition, 3,587 and 18,449 of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three-months ended December 31, 2012 and 2011, respectively, as they would be anti-dilutive due to the Company’s net loss for such periods. For the six-months ended December 31, 2012 and 2011, 3,735 and 2,141, respectively, of potentially dilutive stock options were excluded from diluted weighted average common shares outstanding as they would also be anti-dilutive due to the Company’s net loss for these six-month periods.

8.	Goodwill

          The Company had approximately $3,036,000 of goodwill as of December 31, 2012 related to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 to the Notes to the Condensed Financial Statements for further information regarding this acquisition. Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist.

          As a result of the change in the fair value of the acquisition consideration due to an increase in the projected time to reach the cumulative $10 million of royalty and license fees related to the Prostiva acquisition, we tested our long-lived assets and goodwill for impairment as of December 31, 2012. The testing determined that the fair value of the reporting unit exceeded the carrying amount of the long-lived assets and goodwill and therefore no impairment exists at this time.

9.	Intangible Assets

          Intangible assets as of December 31, 2012 and June 30, 2012 consisted of the following (in thousands):

	December 31, 2012			June 30, 2012
	Carrying Value	Accumulated Amortization	Net Carrying Value	Carrying Value	Accumulated Amortization	Net Carrying Value
Prostiva Acquisition
Patents and Technology	$1,529	$(227)	$1,302	$1,529	$(142)	$1,387
Customer Base	531	(79)	452	531	(49)	482
Trademarks	325	(27)	298	325	(17)	308
EDAP Acquisition
Customer Base	2,300	(2,258)	42	2,300	(2,246)	54
Other	44	(1)	43	32	(1)	31
Total intangible assets	$4,729	$(2,592)	$2,137	$4,717	$(2,455)	$2,262

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2012
(Unaudited)

          Amortization expense associated with intangible assets for the three and six-months ended December 31, 2012 and 2011 was $68,000 and $68,000, respectively and $137,000 and $95,000, respectively. Amortization expense increased compared to prior year due to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 of the Condensed Financial Statements for further information regarding this acquisition. All intangible assets are amortized using the straight-line method over their estimated remaining useful lives. Patents and technology related to the Prostiva acquisition are being amortized over 9 years with amortization expense recorded in cost of goods sold. Customer base and trademarks related to the Prostiva acquisition are being amortized over 9 years and 16 years, respectively. The customer base related to the EDAP acquisition, completed in October of 2000, is being amortized over its remaining useful life of 1.75 years, and other intangible assets related to patent costs are amortized upon issuance over their estimated useful lives.

          Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2013	$139
2014	276
2015	258
2016	252
2017	252

10.	Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	December 31, 2012	June 30, 2012

Raw materials	$777	$555
Work-in-process	107	164
Finished goods	1,827	1,392
Total inventories	$2,711	$2,111

          The December 31, 2012 finished goods inventory balance includes the inventory acquired as a result of the September 6, 2011 Prostiva acquisition, of which approximately $779,000 remained at December 31, 2012. In addition, approximately $678,000 and $663,000 of the above finished goods balance as of December 31, 2012 and June 30, 2012, respectively, represents long-term inventories that the Company does not expect to sell within the next 12 months, however they are also not considered excess or obsolete.

11.	Other Accrued Expenses

          Other accrued expenses were comprised of the following as of (in thousands):

	December 31, 2012	June 30, 2012
Sales tax accrual	$177	$237
Other	505	542
Total other accrued expenses	$682	$779

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2012
(Unaudited)

12.	Income Taxes

          As of June 30, 2012, the liability for gross unrecognized tax benefits was $14,000. During the six-months ended December 31, 2012, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not change significantly in the next twelve months.

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

          Warranty provisions and claims for the six-months ended December 31, 2012 and 2011 were as follows (in thousands):

Three Months Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

December 31, 2012	$47	$23	$(22)	$48

December 31, 2011	$10	$52	$(24)	$38

14.	Line of Credit

          On January 11, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). Under the Loan Agreement, SVB will make revolving advances to the Company of the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts. The principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to either the prime rate plus 2.75% if the Company is Streamline Eligible, or the prime rate plus 3.75% if the Company is not Streamline Eligible. Interest is payable monthly. In order to be “Streamline Eligible,” the Company’s unrestricted cash maintained at SVB for the immediately preceding month has to be greater than the outstanding obligations as well as no event of default continuing. Pursuant to an amendment to the Loan and Security Agreement dated November 30, 2012, the Company also must meet a financial covenant that requires the Company’s maximum loss (defined as net loss adding back interest expense, depreciation and amortization, income tax expense and stock-based compensation expense), on a trailing three month period beginning with the three month period ended October 31, 2012, not be greater than $1.5 million, tested on the last day of each month. In connection with the Loan Agreement, the Company granted SVB a first priority security interest in certain properties, rights and assets of the Company, specifically excluding intellectual property. All amounts borrowed by the Company under this revolving line of credit with SVB will be due January 11, 2014. As of December 31, 2012, the Company had no borrowings outstanding on this credit line.

15.	Commitments and Contingencies

Legal Proceedings

          The Company has been involved in various legal proceedings and other matters that arise in the normal course of its business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As of December 31 2012, the Company was not involved in any legal proceedings or other matters that are expected to have a material effect on the financial position, liquidity or results of operations of the Company.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2012
(Unaudited)

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

          In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This update permits entities to make a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This update is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. We do not anticipate the adoption of this statement to have an impact on our financial position or results of operations.

17.	Subsequent Event

          Urologix’s primary product liability insurance carrier since July 1, 2006 has been Medmarc Mutual Insurance Company (“Medmarc”). On June 27, 2012 Medmarc announced that it would become part of ProAssurance Corporation (“PRA”). In order for Medmarc to be acquired by PRA, it was required to convert from a mutual insurance company to a stock insurance company through a demutualization process. Concurrently, upon demutualization, PRA would purchase the newly-issued shares of Medmarc common stock. Under the terms of the demutualization, Urologix’s calculated portion of the cash consideration to be received was approximately $321,000. The receipt of the consideration has no direct effect on our existing insurance policy. On December 4, 2012 the majority of eligible members voted to approve the demutualization of Medmarc, and in accordance with the Plan of Conversion agreement, Urologix was eligible to receive the cash consideration upon the completion of the acquisition, or January 1, 2013. Urologix received the cash consideration of $321,000, less $90,000 of tax withholdings, for the demutualization in January, 2013 and will recognize a gain from the demutualization in our fiscal 2013 third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012 and those set forth under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: as a result of our history of operating losses and inadequate operating cash flow, there is substantial doubt about our ability to continue as a going concern; we have a history of unprofitability and may not be able to generate sufficient cash flow to fund our operations; we may need additional capital to continue our business and any additional capital we seek may not be available in the amount or at the time we need it; third party reimbursement is critical to market acceptance of our products; we are faced with intense competition and rapid technological and industry change; all of our revenues are derived from minimally invasive therapies that treat one disease, BPH; government regulation has a significant impact on our business; we are dependent upon a limited number of third-party suppliers for our products; our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate; we are dependent on adequate protection of our patent and proprietary rights; our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business; we are dependent on key personnel; we are appealing a notice of delisting from The Nasdaq Stock Market and if our appeal is not successful or if we fail to comply with any other requirement for continued listing, our common stock will be delisted from The Nasdaq Capital Market and become illiquid; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price may be volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price; the license for the Prostiva RF Therapy System could result in operating difficulties and other harmful consequences that may adversely impact our business and results of operations; if we fail to comply with our obligations under our license agreement with Medtronic or if the license agreement terminates for any reason, we could lose the ability to see the Prostiva product; the Prostiva RF Therapy System license and other agreements require significant future payments; because we have not made certain payments under our license agreement with Medtronic pending negotiations relating to its terms, we may lose the ability to sell the Prostiva product and if we made all required payments, our available cash would be depleted substantiall; and the addition of the Prostiva RF Therapy System to our product portfolio may result in the aggravation of certain risks to our business. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

          The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and six-months ended December 31, 2012 and 2011. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2012.

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

          Our goal is to establish Cooled ThermoTherapy and Prostiva RF Therapy as the preferred therapeutic options considered by urologists for their BPH patients in the earlier stages of disease progression who do not want to take chronic BPH medication or are unhappy with their side effects, costs or results. A urologist can choose between our two therapies based upon clinical criteria specific to the BPH patient’s presentation. Our business strategy to achieve this goal is to:

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

          Our marketing and patient education efforts are focused on three goals: (i) increasing urologist adoption of both technologies and optimizing patient selection for maximum patient benefit and appropriate utilization; (ii) increasing patient awareness of office based treatment options; and (iii) exposing urologists to the significant patient need for effective alternatives to medical management that are non-surgical. We employ specific tools to support each of these goals. For the first, this includes developing a well trained clinically oriented sales force that can explain both technologies and patient selection criteria and arming them with the tools and knowledge to be successful. For the second and third, our primary platform for raising patient awareness and increasing urologist exposure to the patient need is through the “Think Outside the Pillbox” campaign. We have had repeated success with this effort with strong patient responses to our call to action and urologists impressed with the turnout at the educational events. The result of these activities on our business is that the accounts that participate in this program have increased utilization, measured by revenue per account, after the campaign compared to before. We have increased our investment in our sales and marketing programs in an effort to improve the visibility of our products and increase revenues.

          During the second quarter of fiscal year 2012 we initiated sales of the Prostiva RF Therapy system in Europe by entering into supply agreements with distributors in targeted countries. Total international Prostiva sales for the three and six-month periods ended December 31, 2012 were $147,000 and $285,000, respectively.

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

          The reimbursement rate is determined by the annual Medicare Physician Fee Schedule, as well as congressional actions to address the Sustainable Growth Rate (SGR) formula that affects Medicare reimbursement for all physicians. The national average reimbursement in the physician office setting for 2012 was $2,159 for Cooled ThermoTherapy and $2,084 for Prostiva RF Therapy.

          CMS published their final rule in November 2012 for implementation during calendar year 2013. In addition, in January of 2013 the government acted to keep the SGR from taking effect as part of the Taxpayer Relief Act. The final rule and the impacts from the Taxpayer Relief Act resulted in an average reimbursement rate in the physician office setting for calendar year 2013 of $2,102 for Cooled ThermoTherapy and $1,933 for Prostiva RF Therapy.

          Cooled ThermoTherapy and Prostiva RF Therapy procedures are also reimbursed when performed in an ASC or a hospital outpatient setting, but these are a small portion of our business and the CMS rates will not have a material effect on our financial performance.

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

          We have incurred net losses of $2,040,000 for the six-months ended December 31, 2012 and $4,695,000 and $3,733,000 in the fiscal years ended June 30, 2012 and 2011, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through December 31, 2012 of $116,766,000. During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. The Company did not pay the second half of the initial licensing fee pending continuing discussions with Medtronic. This payable is included in the deferred acquisition payment liability as of December 31, 2012. As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year; these amounts, which were due in October 2012, were also not paid. In addition, inventory payments were deferred on both inventory transferred upon the close of the agreement and on shipments of products purchased subsequent to the agreement. The royalty payment due on October 6, 2012 and deferred payments on inventory transferred as part of the acquisition have also not been paid because of the continuing discussions with Medtronic and are included in the short-term deferred acquisition payment liability as of December 31, 2012. Deferred payments on inventory purchased subsequent to the close of the transaction through December 31, 2012 are included in accounts payable and approximate $3.9 million. It is the Company’s preference to extend the payment terms to Medtronic as long as possible in order to allow us to deploy our cash resources to turnaround the Prostiva business and implement our market development strategy.

          Through December 31, 2012, we have not paid approximately $1.2 million due to Medtronic for the second half of the initial licensing fee due in September 2012, royalty payment due in October 2012, license maintenance fees due in September 2012, and monthly transition service fees. Through December 31, 2012, we also have not paid amounts due relating to approximately $2.1 million in product received. The total amount due and unpaid to Medtronic under the Prostiva related agreements is therefore $3.3 million, of which approximately $1.6 million is included in the deferred acquisition payment liability and of which approximately $1.7 million is included in accounts payable.

          The Company does not deem the payments owed Medtronic to be in default as discussions are ongoing with Medtronic and Medtronic has not provided the required notice of breach (which allows for an opportunity to cure).

          During the quarter ended September 30, 2012, the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which contributed approximately $3.8 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern. Our cash, cash generated from operations, if any, and available borrowings under our agreement with Silicon Valley Bank, may not be sufficient to sustain day-to-day operations for the next 12 months, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, if our planned cost reduction is not effective of if we are required to pay amounts currently due under the Prostiva related agreements without reduction, postponement or other restructuring. Our ability to continue as a going concern is dependent upon improving our liquidity.

          Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.

          As stated in our press release of February 5, 2013, we expect revenues in fiscal year 2013 to be in the range of $16 to $17 million.

Critical Accounting Policies:

          A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2012. At December 31, 2012, our critical accounting policies and estimates continue to include revenue recognition, inventories, valuation of long-lived assets and goodwill, income taxes, and stock-based compensation. As discussed in Note 8, due to reductions in our long-term revenue expectations for the Prostiva business, an impairment trigger occurred for long-lived assets and goodwill, however, no impairment was identified for the Company’s single reporting unit and asset group. If the long-term revenue expectations continue to decrease or market capitalization decreases, the Company may have to record impairment of long-lived assets and/or goodwill. In addition, as of December 31, 2012, our critical accounting policies also include fair value of contingent consideration as follows:

Fair Value of Contingent Consideration
          Contingent consideration is recorded at the acquisition date at the estimated fair value of the future royalty payments in excess of contractual minimums. The acquisition date fair value is measured based on the consideration expected to be transferred discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured to the estimated fair value at each reporting period with the change in fair value recognized as gain or loss in our statement of operations. Changes to the fair value of the contingent consideration liability occur as a result of changes in discount rates and changes in the timing and amount of projected payments.

RESULTS OF OPERATIONS

Net Sales
          Net sales for the three-months ended December 31, 2012 were $4.4 million, compared to $4.7 million during the same period of the prior fiscal year. The $299,000, or 6 percent, decrease in net sales for the comparable prior year period is primarily the result of a decrease in Prostiva US sales as well as a decrease in Cooled ThermoTherapy sales.

          Net sales for the six-months ended December 31, 2012 were $8.3 million, compared to $7.8 million for the six-months ended December 31, 2011. The increase in net sales of $529,000, or 7 percent is mainly the result of having a full six months of Prostiva revenue compared to only four months in the prior year period. This increase was partially offset by a decrease in direct Cooled ThermoTherapy sales.

Cost of Goods Sold and Gross Profit
          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Urologix mobile service, as well as costs for the Prostiva products. Cost of goods sold for the three-months ended December 31, 2012 decreased $247,000, or 10 percent, to $2.1 million, from $2.4 million for the three-month period ended December 31, 2011. The decrease in costs of goods sold for the three-months ended December 31, 2012 is primarily a result of the decrease in sales, as well as better absorption of manufacturing expenses as a result of increased production compared with the prior year. Costs of goods sold of $4.1 million for the six-month period ended December 31, 2012 remained consistent with the $4.1 million reported for the six-month period ended December 31, 2011. The increase in cost of goods sold as a result of the increase in sales was offset by the better absorption of manufacturing expenses previously mentioned, as well as a decrease in royalty expenses from license agreements that expired at the end of fiscal 2012.

          Gross profit as a percentage of net sales increased to 51 percent for the three and six-month periods ended December 31, 2012 from 49 percent and 48 percent for the three and six-month periods ended December 31, 2011, respectively. The increase in the gross margin rate for the three and six-month periods ended December 31, 2012 is due to the improved absorption and lower royalty expenses noted above.

Sales and Marketing
          Sales and marketing expense of $2.0 million for the second quarter of fiscal 2013 increased $332,000, or 20 percent, when compared to sales and marketing expense of $1.7 million in the same period of fiscal 2012. The increase in sales and marketing expense for the three-months ended December 31, 2012 is largely due to headcount related expenses of $219,000 as a result of continued investment in our sales force. In addition, marketing expense for the quarter increased $126,000, mainly related to our patient education campaign.

          Sales and marketing expense of $3.7 million for the six-month period ended December 31, 2012 increased $685,000, or 23 percent, when compared to sales and marketing expense of $3.0 million in the same period of fiscal 2012. The increase in sales and marketing expense year-over-year is largely due to increased compensation expense of $431,000 as a result of increased sales and the expansion of the sales force from the Prostiva acquisition in September 2011. In addition, marketing expense increased $333,000, related to our patient education campaign and additional advertising spending.

General and Administrative
          General and administrative expense decreased $254,000, or 28 percent, to $646,000 for the three-month period ended December 31, 2012 compared to $900,000 for the three-month period ended December 31, 2011. The decrease in general and administrative expense is mainly a result of a decrease in legal and audit fees of $117,000 as well as a $53,000 decrease in consulting fees related to the Prostiva transaction in the prior year. In addition, the sales tax accrual decreased approximately $60,000 as a result of the resolution of outstanding sales tax issues in certain states.

          For the six-months ended December 31, 2012, general and administrative expense decreased $397,000 or 22 percent to $1.4 million from $1.8 million for the six-month period ended December 31, 2011. The decrease in general and administrative expense is again a result of a decrease in legal and audit fees of $217,000 and consulting fees of $85,000 related to the Prostiva transaction in the prior year, as well as the $60,000 decrease in the sales tax accrual mentioned above.

Research and Development
          Research and development expense, which includes expenditures for product development, regulatory compliance and clinical studies, increased to $602,000 for the three-months ended December 31, 2012, from $588,000 in the same respective period of the prior fiscal year. The slight increase in expense of $14,000, or 2 percent, is primarily due to expenses associated with physician consulting and increased spending in project testing and materials, partially offset by lower headcount.

          For the six-months ended December 31, 2012, research and development expense increased $149,000 or 14 percent to $1.2 million from $1.1 million for the six-month period ended December 31, 2011. The increase in research and development expense year-over-year is a result of a $59,000 increase in consulting expenses, net of compensation expense savings as a result of open headcount positions, as well as a $56,000 increase related to physician consulting and Prostiva transition expenses.

Change in Value of Acquisition Consideration
          The change in the value of acquisition consideration was $215,000 and $369,000 for the three and six-month periods ended December 31, 2012. For the three-month period ended December 31, 2012 the change in the value of acquisition consideration represents the net effect of a reduction in fair value of contingent consideration of $411,000, partially offset by an increase of $196,000 in non-contingent consideration. For the six-month period ended December 31, 2012 the change in the value of acquisition consideration represents the net effect of a reduction in fair value of contingent consideration of $791,000, partially offset by an increase of $422,000 in non-contingent consideration. These changes are due to an increase in the projected time it will take the Company to reach the cumulative $10 million of royalty and license fees owed on the Prostiva acquisition, which increased the number of years subject to minimum royalty payments and reduced the projected royalty payments in excess of contractual minimums in earlier years.

Amortization of Identifiable Intangible Assets
          Amortization of identifiable intangible assets was approximately $26,000 for the three-month period ended December 31, 2012 and 2011. Amortization of identifiable intangible assets for the six-month period ended December 31, 2012 increased $13,000 to $52,000 compared to $39,000 in the prior fiscal year period. The increase in the amortization expense for the six-month period ended December 31, 2012 is a result of a full six months of amortization expense on the intangible assets acquired as part of the Prostiva acquisition, compared to only four months of amortization expense on these assets in the prior year period as the assets were acquired on September 6, 2011.

Net Interest Expense
          All interest expense is a result of non-cash interest accretion on the deferred acquisition payments for the Prostiva business. Interest expense decreased $86,000 to $127,000 for the three-months ended December 31, 2012 from $213,000 for the same period of the prior fiscal year. For the six-months ended December 31, 2012, interest expense decreased $20,000 to $249,000 from $269,000 for the six-months ended December 31, 2011. The decrease in interest expense is due to lower accretion expense related to re-measurement of the contingent consideration.

Provision for Income Taxes
          We recognized income tax expense of $16,000 and $32,000 for the three and six-months ended December 31, 2012, compared to income tax expense of $6,000 and $11,000 for the comparable prior year fiscal periods. The tax expense in the three and six-months ended December 31, 2012 consists of $11,000 and $22,000, respectively, of deferred tax expense recorded on the amortization for tax purposes of indefinite-lived goodwill intangibles acquired in the Prostiva acquisition, as well as $5,000 and $10,000, respectively, for state taxes. The tax expense in the three and six-month periods ended December 31, 2011 relates only to state taxes.

          The Company utilizes the asset and liability method of accounting for income taxes. The Company recognizes deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations since inception through sales of equity securities, including a follow-on offering completed during the first quarter of fiscal year 2013 and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of December 31, 2012, we had total cash and cash equivalents of $4.9 million.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. The Company did not pay the second half of the initial licensing fee pending continuing discussions with Medtronic. This payable is included in the deferred acquisition payment liability as of December 31, 2012. As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year; these amounts, which were due in October 2012, were also not paid. In addition, inventory payments were deferred on both inventory transferred upon the close of the agreement and on shipments of products purchased subsequent to the agreement. The royalty payment due on October 6, 2012 and deferred payments on inventory transferred as part of the acquisition have also not been paid because of the continuing discussions with Medtronic and are included in the short-term deferred acquisition payment liability as of December 31, 2012. Deferred payments on inventory purchased subsequent to the close of the transaction through December 31, 2012 are included in accounts payable and approximate $3.9 million. It is the Company’s preference to extend the payment terms to Medtronic as long as possible in order to allow us to deploy our cash resources to turnaround the Prostiva business and implement our market development strategy.

          Through December 31, 2012, we have not paid approximately $1.2 million due to Medtronic for the second half of the initial licensing fee due in September 2012, royalty payment due in October 2012, license maintenance fees due in September 2012, and monthly transition service fees. Through December 31, 2012, we also have not paid amounts due relating to approximately $2.1 million in product received. The total amount due and unpaid to Medtronic under the Prostiva related agreements is therefore $3.3 million, of which approximately $1.6 million is included in the deferred acquisition payment liability and of which approximately $1.7 million is included in accounts payable.

          The Company does not deem the payments owed Medtronic to be in default as discussions are ongoing with Medtronic and Medtronic has not provided the required notice of breach (which allows for an opportunity to cure).

          During the first quarter of fiscal year 2013 the Company completed a follow-on offering which contributed approximately $3.8 million of net proceeds. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern. The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, maintain available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012 and aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic, of which $3.3 million was due and unpaid to Medtronic under the Prostiva related agreements at December 31, 2012. The line of credit with Silicon Valley Bank allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of December 31, 2012 the Company has not borrowed against this facility. As part of our efforts to align our expenses with our revenue, management adopted a cost reduction plan which calls for cuts in planned spending and expense in nearly all departments. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs and operating expenses, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, or if our cost reduction plan is not effective or if we are required to pay amounts currently due under the Prostiva related agreements without reduction, postponement or other restructuring.

          Our cash needs will depend on our ability to generate revenue from our operations, our ability to manage expenses, and the timing and amount of payments to Medtronic relating to the Prostiva product. If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations. Our failure to pay amounts to Medtronic when due is a breach of the Prostiva related agreements, entitling Medtronic to terminate these agreements and our right to sell the Prostiva product after proper notice and an opportunity to cure. Medtronic has not provided us with notice of breach of any agreement.

          The second quarter fiscal year 2013 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

          During the six-months ended December 31, 2012, we used $786,000 of cash for operating activities. The net loss of $2.0 million included non-cash charges of $339,000 from depreciation and amortization expense, $151,000 from stock-based compensation expense and $284,000 of accreted interest expense, which was partially offset by a $369,000 gain as a result of the change in fair value of acquisition consideration. Changes in operating items resulted in the generation of $797,000 of operating cash flow for the period as a result of higher accounts payable of $1.6 million, partially offset by higher inventories of $577,000 and decreases in accrued expenses and deferred income of $177,000. The increase in accounts payable is the result of the deferral of payments for approximately $1.6 million of Prostiva product purchased in the six-months ended December 31, 2012. Since the date of acquisition, $3.9 million of Prostiva product has been purchased on 270-day terms negotiated as part of the licensing agreement with Medtronic. The increase in inventories is the result of Prostiva product purchased from Medtronic as previously mentioned. The decrease in accrued expenses and deferred income is mainly a result of a decrease in the bonus accrual as a result of paying the fiscal 2012 bonuses in the first quarter of fiscal 2013.

          During the six-months ended December 31, 2012, we used $48,000 for investing activities related to the purchase of property and equipment to support our business operations and investments in intellectual property.

          During the six-months ended December 31, 2012, we generated $3.8 million of cash from financing activities. During the first quarter of fiscal year 2013 we sold 5,980,000 shares of common stock at a price of $0.75 per share, resulting in net proceeds of $3.8 million, after deducting underwriting discounts and commissions and other expenses payable by the Company.

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of December 31, 2012, our property and equipment, net, included approximately $464,000 of control units, generators and scopes used in evaluation or longer-term use programs and in our Company-owned mobile service.

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

ITEM 4.      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer, Gregory J. Fluet, and Chief Financial Officer, Brian J. Smrdel, have evaluated the Company’s “disclosure controls and procedures,” as defined in the Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

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

ITEM 1A.     RISK FACTORS

          The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2012, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K except as set forth below.

          We are appealing a notice of delisting from The Nasdaq Stock Market and if our appeal is not successful or if we fail to comply with any other requirement for continued listing, our common stock will be delisted from The Nasdaq Capital Market and become illiquid.

          On January 23, 2013, we received a letter from The NASDAQ Stock Market LLC stating that our common stock was scheduled to be delisted from The Nasdaq Capital Market as of the open of business on February 1, 2013, unless we requested a hearing before a NASDAQ Listing Qualifications Panel. Our common stock was subject to delisting because we failed to comply with the minimum bid price requirement of Rule 5550(a)(2) within the 180 calendar day compliance period that ended on January 22, 2013. We have requested a hearing before a Panel to petition for continued listing on The Nasdaq Capital Market. The hearing request will stay any suspension or delisting action until the conclusion of the hearing process. There can be no assurance that the Panel will grant our request for continued listing or that our common stock will remain listed on The Nasdaq Capital Market following the hearing or at any time.

          Further, the Nasdaq Listing Rules require that we have minimum shareholders’ equity of at least $2.5 million. At December 31, 2012, our shareholders’ equity was approximately $2,551,000 and we expect that our shareholders’ equity will be less than $2.5 million at March 31, 2013. If our shareholders’ equity is less than $2.5 million at March 31, 2013, our common stock may be delisted from the Nasdaq Stock Market for this reason, even if we are able to regain compliance with the minimum bid price requirement, such as by effecting a reverse stock split.

          We cannot assure you that we will be able to regain compliance or sustain compliance with all of the requirements for continued listing on the Nasdaq Capital Market. If we fail at any time to satisfy each of the requirements for continued listing on the Nasdaq Capital Market, our common stock may be delisted. Further, if the Panel does not grant our request for continued listing, our common stock will be delisted shortly after the Panel’s determination.

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

          Because we have not made certain payments under our license agreement with Medtronic pending negotiations relating to its terms, we may lose the ability to sell the Prostiva product. However, if we made all required payments, our available cash would be depleted substantially.

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

               Under the License Agreement and Transition Services and Supply Agreement with Medtronic for the Prostiva RF Therapy System, we were or are obligated to make certain payments, including:

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
•

Royalties on net sales of product payable thirty days following the end of each contract year (or minimum royalty amounts beginning in the third contract year that are payable ninety days following the end of each contract year); and

•

$30,000 per month for Medtronic’s performance of the transition services under the Transition Services and Supply Agreement beginning October 2011 until the earlier of the initial term of the Transition Services and Supply Agreement or one month following the last of certain United States or European Union regulatory transfers.

          We have been in discussions with Medtronic regarding the Prostiva related agreements and the amounts due or that may become due under the Prostiva related agreements. Pending these continuing discussions, through December 31, 2012, we have not paid approximately $1.2 million due to Medtronic for the second half of the initial licensing fee due in September 2012, royalty payment due in October 2012, license maintenance fees due in September 2012, and monthly transition service fees. Through December 31, 2012, we also have not paid amounts due relating to approximately $2.1 million in product received. The total amount due and unpaid to Medtronic under the Prostiva related agreements is therefore $3.3 million, of which approximately $1.6 million is included in the deferred acquisition payment liability and of which approximately $1.7 million is included in accounts payable.

          Our failure to pay these amounts when due is a breach of the Prostiva related agreements, entitling Medtronic to terminate these agreements and our right to sell the Prostiva product after proper notice and an opportunity to cure. Medtronic has not provided us with notice of breach of any agreement.

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

          As of December 31, 2012, we had total cash and cash equivalents of $4.9 million. If we determined to cure our breach by making payment in full of all amounts due at December 31, 2012 of $3.3 million, our available cash and cash equivalents would be significantly reduced. Accordingly, immediate repayment of all amounts owed to Medtronic at December 31, 2012 could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

          Not applicable.

ITEM 5.     OTHER INFORMATION

          On January 23, 2013, the Company received a letter from The NASDAQ Stock Market LLC stating that it has not regained compliance with the minimum bid price requirement of Rule 5550(a)(2) within the 180 calendar day compliance period that ended on January 22, 2013 and that the Company’s common stock is scheduled to be delisted from The Nasdaq Capital Market as of the open of business on February 1, 2013, unless the Company requests a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).

          Accordingly, the Company has requested a hearing before the Panel at which it will petition for continued listing pending its return to compliance with all applicable listing requirements. The hearing request stayed any suspension or delisting action until the conclusion of the hearing process. However, there can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company’s common stock will remain listed on The Nasdaq Capital Market following the hearing. The hearing before the panel is currently scheduled for March 28, 2013.

          On January 25, 2013, the Company’s Board of Directors appointed Gregory J. Fluet as the Company’s Chief Executive Officer and elected him as a director to serve until the Annual Meeting of Shareholders following the Company’s fiscal year 2015 or until his successor is elected and shall qualify. The Governance/Nominating Committee of the Board of Directors of the Company recommended Mr. Fluet be appointed as the Company’s Chief Executive Officer on a non-interim basis and recommended that Mr. Fluet be elected to the Board. Mr. Fluet had been serving as the Company’s Interim Chief Executive Officer since November 30, 2012 following the departure of Stryker Warren, Jr. and previously served as the Company’s Executive Vice President and Chief Operating Officer from July 2008 to November 30, 2012.

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

/s/ Gregory J. Fluet
Gregory J. Fluet
Chief Executive Officer
(Principal Executive Officer)

/s/ Brian J. Smrdel
Brian J. Smrdel
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date February 14, 2013