Form 10-Q
period 2013-03-31
UROLOGIX INC
filed 2013-05-14
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

As of May 1, 2013, the Company had outstanding 20,908,932 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Urologix, Inc.
Condensed Balance Sheets
(In thousands, except per share data)

	March 31, 2013 (unaudited)	June 30, 2012 (*)
ASSETS
Current Assets:
Cash and cash equivalents	$5,100	$1,899
Accounts receivable, net of allowance of $94 and $83, respectively	2,059	2,132
Inventories, net	2,461	1,448
Prepaids and other current assets	197	290
Total current assets	9,817	5,769
Property and equipment:
Property and equipment	12,053	12,006
Less accumulated depreciation	(11,370)	(11,144)
Property and equipment, net	683	862
Other intangible assets, net	2,081	2,262
Goodwill	3,036	3,115
Long-term inventories	673	663
Other assets	5	5
Total assets	$16,295	$12,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,983	$3,376
Accrued compensation	791	732
Deferred income	13	7
Short-term deferred acquisition payment	2,971	2,395
Other accrued expenses	668	779
Total current liabilities	10,426	7,289

Deferred tax liability	67	35
Long-term deferred acquisition payment	4,107	4,613
Other accrued expenses	84	113
Total liabilities	14,684	12,050
Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 25,000 shares authorized; 20,909 and 14,803 shares issued; and 20,791 and 14,719 shares outstanding	208	147
Additional paid-in capital	119,174	115,205
Accumulated deficit	(117,771)	(114,726)
Total shareholders’ equity	1,611	626
Total liabilities and shareholders’ equity	$16,295	$12,676

(*) The Balance Sheet at June 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
SALES	$4,082	$4,735	$12,405	$12,530
COST OF GOODS SOLD	2,056	2,334	6,127	6,425
Gross profit	2,026	2,401	6,278	6,105

COSTS AND EXPENSES
Sales and marketing	1,915	1,875	5,639	4,914
General and administrative	711	797	2,094	2,573
Research and development	538	543	1,756	1,612
Change in value of acquisition consideration	—	—	(369)	—
Gain on demutualization	(321)	—	(321)	—
Medical device tax	41	—	41	—
Amortization of identifiable intangible assets	26	26	78	65
Total costs and expenses	2,910	3,241	8,918	9,164
OPERATING LOSS	(884)	(840)	(2,640)	(3,059)

INTEREST EXPENSE	(98)	(102)	(348)	(371)
FOREIGN CURRENCY EXCHANGE GAIN/(LOSS)	(6)	1	(9)	(3)
LOSS BEFORE INCOME TAXES	(988)	(941)	(2,997)	(3,433)
INCOME TAX EXPENSE	17	27	48	38
NET LOSS	$(1,005)	$(968)	$(3,045)	$(3,471)

NET LOSS PER COMMON SHARE - BASIC	$(0.05)	$(0.07)	$(0.15)	$(0.24)

NET LOSS PER COMMON SHARE - DILUTED	$(0.05)	$(0.07)	$(0.15)	$(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	20,902	14,778	20,637	14,723

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	20,902	14,778	20,637	14,723

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(3,045)	$(3,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505	518
Employee stock-based compensation expense	200	277
Provision for bad debts	29	26
Loss on disposal of assets	7	15
Accretion expense on deferred acquisition payments	439	438
Net adjustment to acquisition consideration	(369)	—
Deferred income taxes	32	25
Change in operating assets and liabilities:
Accounts receivable	44	(1,043)
Inventories, net	(1,017)	6
Prepaids and other assets	93	(6)
Accounts payable	2,607	1,999
Accrued expenses and deferred income	(75)	460
Net cash used in operating activities	(550)	(756)

INVESTING ACTIVITIES
Purchases of property and equipment	(55)	(40)
Acquisition of business	—	(500)
Purchases of intellectual property	(24)	(8)
Net cash used in investing activities	(79)	(548)

FINANCING ACTIVITIES
Proceeds from stock option exercises	16	100
Issuance of common stock	3,814	—
Net cash provided by financing activities	3,830	100

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,201	(1,204)

CASH AND CASH EQUIVALENTS
Beginning of period	1,899	3,061
End of period	$5,100	$1,857

Supplemental cash-flow information
Income taxes paid during the period	$15	$12
Net carrying amount of inventory transferred to property and equipment	$73	$242
Non-cash consideration for acquisition	$—	$6,532

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2013
(Unaudited)

1.	Basis of Presentation

          The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2013 and the statements of operations and cash flows for the three and nine-months ended March 31, 2013 and 2012 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2012, which includes a going concern qualification.

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

          As of March 31, 2013, the Company’s cash and cash equivalents balance was $5,100,000. The Company incurred net losses of $3,045,000 for the nine-month period ended March 31, 2013 and $4,695,000 and $3,733,000 in the fiscal years ended June 30, 2012 and 2011, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through March 31, 2013 of $117,771,000.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. The Company did not pay the second half of the initial licensing fee pending continuing discussions with Medtronic. This payable is included in the short-term deferred acquisition payment liability as of March 31, 2013. As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. In addition, inventory payments were deferred on both inventory transferred upon the close of the agreement and on shipments of products purchased subsequent to the agreement. The royalty payment due on October 6, 2012 and deferred payments on inventory transferred as part of the acquisition have also not been paid because of the continuing discussions with Medtronic and are included in the short-term deferred acquisition payment liability as of March 31, 2013. The Company does not deem the payments owed Medtronic to be in default as discussions are ongoing with Medtronic and Medtronic has not provided notice of breach (which allows for an opportunity to cure). Deferred payments on inventory purchased subsequent to the close of the transaction through March 31, 2013 are included in accounts payable and approximate $4.7 million. It is the Company’s preference to extend the payment terms to Medtronic as long as possible in order to allow us to deploy our cash resources to turnaround the Prostiva business and implement our market development strategy.

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2013
(Unaudited)

          During the first quarter of fiscal 2013, the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which contributed approximately $3.8 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern. The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, maintain available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012, as amended on November 30, 2012 and aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic, of which $4.3 million was due and unpaid to Medtronic under the Prostiva related agreements at March 31, 2013. The line of credit with Silicon Valley Bank allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of March 31, 2013 the Company has not borrowed against this facility. As part of our efforts to align our expenses with our revenue, management adopted a cost reduction plan which reduced expenses in nearly all departments. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs and operating expenses, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, or if we are required to pay amounts currently due under the Prostiva related agreements without reduction, postponement or other restructuring.

          The Company’s current plan to improve its cash and liquidity position is to generate expected revenues both from sales of our Cooled ThermoTherapy and Prostiva products which will help generate improved cash flow from our business, as well as continue to closely manage our expenses. The Company may also seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both.

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

          The financial statements as of and for the three and nine-months ended March 31, 2013 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

          The Company estimated that the fair value of the consideration to be paid to acquire the Prostiva business at approximately $7.0 million. Included in the total consideration is the licensing fee of $1 million, of which $500,000 was paid on September 6, 2011, deferred payments for acquired inventory, and royalties on Prostiva products sold, subject to minimum and maximum amounts.

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2013
(Unaudited)

          Approximately $6.5 million of the $7.0 million purchase price is unpaid as of March 31, 2013. The consideration is categorized as contingent or non-contingent. The non-contingent consideration consists of the $500,000 paid at the date of acquisition, as well as future cash payments for the second $500,000 payment of the initial licensing fee, consigned inventory and minimum royalty payments with an acquisition date fair value of $3.8 million. The estimated royalty payments between the minimum and maximum amounts are contingent consideration and were measured at fair value at the acquisition date by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The acquisition date fair value of the contingent consideration was $2.7 million. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved with the changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date, recognized in earnings. For the nine-month period ended March 31, 2013, we have recognized a gain of $791,000 from changes in the fair value of the contingent consideration, which was partially offset by an increase of $422,000 in the non-contingent consideration due to an increase in the projected time to reach the cumulative $10 million of royalty and license fees. The net effect is a gain of $369,000 recorded as a change in the value of acquisition consideration on the income statement.

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

          In addition to the above transaction payments, the Company is required to pay an annual licensing maintenance fee of $65,000 to Medtronic, as well as a monthly $30,000 transition services fee that began in October 2011 for transition services provided by Medtronic until the earlier of the end of the initial term of the Transition Agreement or the last of certain United States or European Union regulatory transfers. As these fees are for services being provided by Medtronic on a go-forward basis, they are not included in total consideration for the acquisition of the Prostiva RF Therapy System and are being expensed in the period incurred and reported as part of research and development expenses.

          The revenue and operating expenses related to the Prostiva business have been included in the Company’s results of operations since September 6, 2011, the date of acquisition. The acquired Prostiva business was not operated as a separate subsidiary, division or entity by Medtronic, Inc. As a result, the Company is unable to accurately determine earnings/(losses) for the Prostiva business on a stand-alone basis prior to the date of acquisition. Prostiva revenue included in reported Urologix revenue for the three and nine-month period ended March 31, 2013 and 2012 totaled approximately $1.4 million and $1.7 million, respectively, and $4.3 million and $3.8 million, respectively.

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2013
(Unaudited)

          As previously mentioned, as the Prostiva business was not operated as a separate subsidiary, division or entity, Medtronic did not maintain separate financial statements for the Prostiva business. As a result, the following unaudited pro-forma financial information represents revenue and only direct expenses for the Prostiva business prior to the September 6, 2011 acquisition date. The pro-forma financial information below shows the revenue and net loss as if the acquisition of Prostiva had occurred on July 1st, the start of our fiscal year, and the Cooled ThermoTherapy and Prostiva businesses were combined for the three and nine-months ended March 31, 2012 (in thousands except per share amounts).

	Three months ended March 31, 2012	Nine months ended March 31, 2012
Pro forma net revenue	$4,735	$13,786
Pro forma net loss	$(1,195)	$(3,537)
Pro forma net loss per share (basic)	$(0.08)	$(0.24)
Pro forma net loss per share (diluted)	$(0.08)	$(0.24)

          The pro forma financial information above excludes the non-recurring acquisition related expenses of $391,000 in the prior year period. However, the pro forma financial information does include the amortization and depreciation expense from acquired Prostiva assets, the implied interest expense on deferred acquisition payments, and the expense related to the increase in the fair value of acquired Prostiva inventories as if they had occurred as of July 1st of the first period presented. The pro forma financial information is not indicative of the results that would have actually been realized if the acquisitions had occurred as of the beginning of fiscal year 2012 or of results that may be realized in the future.

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

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2013
(Unaudited)

          As part of the consideration for the Prostiva acquisition, (see Note 4), the estimated royalty payments between the minimum and maximum amounts are considered contingent consideration. The contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved using Level 3 inputs. The Level 3 inputs consist of the projected fiscal year of payments based on projected revenues and an estimated discount rate. The fair value is determined by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. The Company estimates the fair value of the future contingent consideration at $2.2 million at March 31, 2013. The Company recognized a reduction in fair value of contingent consideration of $791,000 during the nine-month period ended March 31, 2013. The decrease in fair value of contingent consideration was partially offset by an increase of $422,000 in non-contingent consideration due to an increase in the projected time to reach the cumulative $10 million of royalty and license fees, which increased the number of years subject to minimum royalty payments and reduced the projected royalty payments in excess of contractual minimums in earlier years. The following table provides a reconciliation of the beginning and ending balances of the contingent consideration liability:

(in thousands)	Nine months ended March 31, 2013
Beginning Balance	$2,862
Accretion expense	91
Change in fair value of contingent consideration	(791)
Ending Balance	$2,162

6.	Stock-Based Compensation

          On November 16, 2012, our shareholders approved a new equity compensation plan, the Urologix, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan replaced our Amended and Restated 1991 Stock Option Plan (the “1991 Plan”) and provides stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock and/or cash. As of March 31, 2013, we had reserved 1,641,751 shares of common stock under the 2012 Plan, which includes 41,751 expired and forfeited shares from the 1991 Plan and 1,636,751 shares were available for future grants as 5,000 options were granted under this plan in the quarter ended March 31, 2013. The number of shares available under the 2012 Plan will be increased by an amount equal to the number of shares subject to awards or options granted under the 1991 Plan, which would have become available for additional awards under the 1991 Plan by reason of forfeiture, cancellation, expiration or termination of those awards. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter.

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

          Amounts recognized in the financial statements for the three and nine-months ended March 31, 2013 and 2012 related to stock-based compensation were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Cost of goods sold	$4	$7	$15	$21
Sales and marketing	10	21	32	68
General and administrative	29	44	132	162
Research and development	6	6	21	26
Total cost of stock-based compensation	49	78	200	277
Tax benefit of options issued	—	—	—	—
Total stock-based compensation, net of tax	$49	$78	$200	$277

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2013
(Unaudited)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine-months ended March 31, 2013 and 2012 using the Black-Scholes option-pricing model:

	2013	2012
Volatility	71.83%	79.39%
Risk-free interest rate	0.38%	0.42%
Expected option life	3.4 years	3.3 years
Stock dividend yield	—	—

          A summary of our option activity for the nine-months ended March 31, 2013 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2012	1,621,095	$1.50		$1,504
Options granted	234,500	0.82
Options forfeited	(23,862)	0.96
Options expired	(43,114)	1.81
Options exercised	(20,000)	0.78
Outstanding at March 31, 2013	1,768,619	$1.42	6.70	$425
Exercisable at March 31, 2013	1,296,964	$1.60	6.04	$425

          The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.55 and $0.77 on March 28, 2013 and June 29, 2012, the last trading days prior to March 31, 2013 and June 30, 2012, respectively, which would have been received by the optionees had all in-the-money options been exercised on that date.

          On August 9, 2012, the Company’s Compensation Committee recommended, and the Board of Directors approved, an award of restricted stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2012 Annual Meeting of Shareholders held on November 16, 2012 with the number of shares of restricted stock equal to $17,500 divided by the closing price of the Company’s common stock on the date of the Annual Meeting, rounded up to the next whole share. A total of 106,064 shares of restricted stock were granted under the previous 1991 Plan to the Company’s non-employee directors on the date of the Annual Meeting or 26,516 shares of restricted stock to each of the Company’s four non-employee directors. The restrictions on the restricted stock lapse on the first business day immediately prior to the date of the Company’s 2013 Annual Meeting of Shareholders if the director is serving on the board as of such date. The restricted stock award was in addition to the 10,000 share stock option granted to each non-employee director annually under the 1991 Plan.

          A summary of restricted stock award activity for the nine-month period ended March 31, 2013 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2012	83,576	$0.98
Awards granted	106,064	0.66
Awards forfeited	—	—
Awards vested	(72,168)	0.97
Non-vested at March 31, 2013	117,472	0.70

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2013
(Unaudited)

          As of March 31, 2013, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the Plan was $185,000 and $51,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.2 years for non-vested stock options and 0.8 years for restricted stock awards.

7.	Basic and Diluted Loss Per Share

          Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 20,902 and 14,778, for the three-months ended March 31, 2013 and 2012, respectively and 20,637 and 14,723, for the nine-months ended March 31, 2013 and 2012, respectively.

          The dilutive effect of stock options excludes approximately 1.74 million and 1.13 million awards for the three-months ended March 31, 2013 and 2012, respectively, and 1.74 million and 1.71 million awards for the nine-months ended March 31, 2013 and 2012, respectively, for which the exercise price was higher than the average market price. In addition, 1,730 and 77,131 of potentially dilutive stock options where the exercise price was lower than the average market price were excluded from diluted weighted average common shares outstanding for the three-months ended March 31, 2013 and 2012, respectively, as they would be anti-dilutive due to the Company’s net loss for such periods. For the nine-months ended March 31, 2013 and 2012, 3,169 and 41,133, respectively, of potentially dilutive stock options were excluded from diluted weighted average common shares outstanding as they would also be anti-dilutive due to the Company’s net loss for these nine-month periods.

8.	Goodwill

          The Company had approximately $3,036,000 of goodwill as of March 31, 2013 related to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 to the Notes to the Condensed Financial Statements for further information regarding this acquisition. Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist.

          As a result of the change in the fair value of the acquisition consideration due to an increase in the projected time to reach the cumulative $10 million of royalty and license fees related to the Prostiva acquisition, we tested our long-lived assets and goodwill for impairment as of December 31, 2012. The testing determined that the fair value of the reporting unit exceeded the carrying amount of the long-lived assets and goodwill and therefore no impairment existed.

9.	Intangible Assets

          Intangible assets as of March 31, 2013 and June 30, 2012 consisted of the following (in thousands):

	March 31, 2013			June 30, 2012
	Carrying Value	Accumulated Amortization	Net Carrying Value	Carrying Value	Accumulated Amortization	Net Carrying Value
Prostiva Acquisition

Patents and Technology	$1,529	$(269)	$1,260	$1,529	$(142)	$1,387
Customer Base	531	(94)	437	531	(49)	482
Trademarks	325	(32)	293	325	(17)	308
EDAP Acquisition
Customer Base	2,300	(2,264)	36	2,300	(2,246)	54
Other	56	(1)	55	32	(1)	31
Total intangible assets	$4,741	$(2,660)	$2,081	$4,717	$(2,455)	$2,262

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2013
(Unaudited)

          Amortization expense associated with intangible assets for the three and nine-months ended March 31, 2013 and 2012 was $68,000 and $70,000, respectively and $205,000 and $164,000, respectively. Amortization expense increased compared to prior year due to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 of the Condensed Financial Statements for further information regarding this acquisition. All intangible assets are amortized using the straight-line method over their estimated remaining useful lives. Patents and technology related to the Prostiva acquisition are being amortized over 9 years with amortization expense recorded in cost of goods sold. Customer base and trademarks related to the Prostiva acquisition are being amortized over 9 years and 16 years, respectively. The customer base related to the EDAP acquisition, completed in October of 2000, has a remaining useful life of 1.5 years, and other intangible assets related to patent costs are amortized upon issuance over their estimated useful lives.

          Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2013	$68
2014	274
2015	256
2016	250
2017	250

10.	Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	March 31, 2013	June 30, 2012

Raw materials	$716	$555
Work-in-process	104	164
Finished goods	2,314	1,392
Total inventories	$3,134	$2,111

          The March 31, 2013 finished goods inventory balance includes the inventory acquired as a result of the September 6, 2011 Prostiva acquisition, of which approximately $769,000 remained at March 31, 2013. In addition, approximately $673,000 and $663,000 of the above finished goods balance as of March 31, 2013 and June 30, 2012, respectively, represents long-term inventories that the Company does not expect to sell within the next 12 months, however they are also not considered excess or obsolete.

11.	Other Accrued Expenses

          Other accrued expenses were comprised of the following as of (in thousands):

	March 31, 2013	June 30, 2012
Sales tax accrual	$126	$237
Other	542	542
Total other accrued expenses	$668	$779

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2013
(Unaudited)

12.	Income Taxes

          As of June 30, 2012, the liability for gross unrecognized tax benefits was $14,000. During the nine-months ended March 31, 2013, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not change significantly in the next twelve months.

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

          Warranty provisions and claims for the nine-months ended March 31, 2013 and 2012 were as follows (in thousands):

Three Months Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

March 31, 2013	$47	$39	$(40)	$46

March 31, 2012	$10	$81	$(45)	$46

14.	Line of Credit

          On January 11, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). Under the Loan Agreement, SVB will make revolving advances to the Company of the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts. The principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to either the prime rate plus 2.75% if the Company is Streamline Eligible, or the prime rate plus 3.75% if the Company is not Streamline Eligible. Interest is payable monthly. In order to be “Streamline Eligible,” the Company’s unrestricted cash maintained at SVB for the immediately preceding month has to be greater than the outstanding obligations as well as no event of default continuing. Pursuant to an amendment to the Loan and Security Agreement dated November 30, 2012, the Company also must meet a financial covenant that requires the Company’s maximum loss (defined as net loss adding back interest expense, depreciation and amortization, income tax expense and stock-based compensation expense), on a trailing three month period beginning with the three month period ended October 31, 2012, not be greater than $1.5 million, tested on the last day of each month. In connection with the Loan Agreement, the Company granted SVB a first priority security interest in certain properties, rights and assets of the Company, specifically excluding intellectual property. All amounts borrowed by the Company under this revolving line of credit with SVB will be due January 11, 2014. As of March 31, 2013, the Company had no borrowings outstanding on this credit line and was in compliance with all covenants.

15.	Commitments and Contingencies

Legal Proceedings

          The Company has been involved in various legal proceedings and other matters that arise in the normal course of its business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As of March 31, 2013, the Company was not involved in any legal proceedings or other matters that are expected to have a material effect on the financial position, liquidity or results of operations of the Company.

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2013
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

          In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The adoption of this statement did not have an impact on our financial position or results of operations.

          In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This update permits entities to make a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This update is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. We do not anticipate the adoption of this statement to have an impact on our financial position or results of operations.

17.	Gain on Demutualization

          Urologix’s primary product liability insurance carrier since July 1, 2006 has been Medmarc Mutual Insurance Company (“Medmarc”). On June 27, 2012, Medmarc announced that it would become part of ProAssurance Corporation (“PRA”). In order for Medmarc to be acquired by PRA, it was required to convert from a mutual insurance company to a stock insurance company through a demutualization process. Concurrently, upon demutualization, PRA would purchase the newly-issued shares of Medmarc common stock. Under the terms of the demutualization, Urologix’s calculated portion of the cash consideration to be received was approximately $321,000. The receipt of the consideration has no direct effect on the Company’s existing insurance policy or coverage. On December 4, 2012, the majority of eligible members voted to approve the demutualization of Medmarc, and in accordance with the Plan of Conversion agreement, Urologix was eligible to receive the cash consideration upon the completion of the acquisition, or January 1, 2013. Urologix received the cash consideration of $321,000 for the demutualization in January, 2013 and recognized a gain from the demutualization in the Company’s fiscal 2013 third quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012 and those set forth under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: as a result of our history of operating losses and inadequate operating cash flow, there is substantial doubt about our ability to continue as a going concern; we have a history of unprofitability and may not be able to generate sufficient cash flow to fund our operations; we may need additional capital to continue our business and any additional capital we seek may not be available in the amount or at the time we need it; third party reimbursement is critical to market acceptance of our products; we are faced with intense competition and rapid technological and industry change; all of our revenues are derived from minimally invasive therapies that treat one disease, BPH; government regulation has a significant impact on our business; we are dependent upon a limited number of third-party suppliers for our products; our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate; we are dependent on adequate protection of our patent and proprietary rights; our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business; we are dependent on key personnel; we do not comply with Nasdaq listing requirements and have received an extension from The Nasdaq Stock Market to regain compliance with listing requirements, however if we fail to regain compliance in the extension period granted, our common stock will be delisted from The Nasdaq Capital Market and become illiquid; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price may be volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price; the license for the Prostiva RF Therapy System could result in operating difficulties and other harmful consequences that may adversely impact our business and results of operations; if we fail to comply with our obligations under our license agreement with Medtronic or if the license agreement terminates for any reason, we could lose the ability to see the Prostiva product; the Prostiva RF Therapy System license and other agreements require significant future payments; because we have not made certain payments under our license agreement with Medtronic pending negotiations relating to its terms, we may lose the ability to sell the Prostiva product and if we made all required payments, our available cash would be depleted substantially; and the addition of the Prostiva RF Therapy System to our product portfolio may result in the aggravation of certain risks to our business. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

          The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and nine-months ended March 31, 2013 and 2012. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2012.

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

          Our goal is to grow our business by establishing Cooled ThermoTherapy and Prostiva RF Therapy as the preferred therapeutic options considered by urologists for their BPH patients in the earlier stages of disease progression who do not want to take chronic BPH medication or are unhappy with their BPH medication’s side effects, costs or results. A urologist can choose between our two therapies based upon clinical criteria specific to the BPH patient’s presentation. Our business strategy to achieve this goal is to:

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

          During the second quarter of fiscal year 2012, we initiated sales of the Prostiva RF Therapy system in Europe by entering into supply agreements with distributors in targeted countries. Total international Prostiva sales for the three and nine-month periods ended March 31, 2013 were $136,000 and $420,000, respectively, or approximately 3 percent of sales for both the three and nine-month periods.

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

          CMS published their final rule in November 2012 for implementation during calendar year 2013. In addition, in January of 2013, the government acted to keep the Sustainable Growth Rate (SGR) from taking effect as part of the Taxpayer Relief Act. The final rule and the impacts from the Taxpayer Relief Act resulted in an average reimbursement rate in the physician office setting for calendar year 2013 of $2,102 for Cooled ThermoTherapy and $1,933 for Prostiva RF Therapy. In addition, beginning April 1, 2013, there is an additional 2 percent reduction to all Medicare payments to providers that is a result of the Sequester. It is unclear how long this incremental reduction will remain in effect.

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

          As a result of recently enacted Federal health care reform legislation, substantial changes are anticipated in the United States health care system. Such legislation includes numerous provisions affecting the delivery of health care services, the financing of health care costs, reimbursement of health care providers and the legal obligations of health insurers, providers and employers. These provisions are currently slated to take effect at specified times over the next decade. The Federal health care reform legislation did not directly affect our fiscal year 2012 financial statements. However, beginning in January 2013, the legislation imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales. As a result, we incurred approximately $41,000 in medical device excise tax for the three-month period ended March 31, 2013. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows.

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

          We have incurred net losses of $3,045,000 for the nine-months ended March 31, 2013 and $4,695,000 and $3,733,000 in the fiscal years ended June 30, 2012 and 2011, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through March 31, 2013 of $117,771,000. During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. The Company did not pay the second half of the initial licensing fee pending continuing discussions with Medtronic. This payable is included in the deferred acquisition payment liability as of March 31, 2013. As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year; these amounts, which were due in October 2012, were also not paid. In addition, inventory payments were deferred on both inventory transferred upon the close of the agreement and on shipments of products purchased subsequent to the agreement, which total $6.1 million as of March 31, 2013. The royalty payment due on October 6, 2012 and deferred payments on inventory transferred as part of the acquisition have also not been paid because of the continuing discussions with Medtronic and are included in the short-term deferred acquisition payment liability as of March 31, 2013. Deferred payments on inventory purchased subsequent to the close of the transaction through March 31, 2013 are included in accounts payable and approximate $4.7 million. It is the Company’s preference to extend the payment terms to Medtronic as long as possible in order to allow us to deploy our cash resources to turnaround the Prostiva business and implement our market development strategy.

          Through March 31, 2013, we have not paid approximately $1.3 million due to Medtronic for the second half of the initial licensing fee due in September 2012, royalty payment due in October 2012, license maintenance fees due in September 2012, and monthly transition service fees. Through March 31, 2013, we also have not paid amounts due relating to approximately $3.0 million in product received. The total amount due and unpaid to Medtronic under the Prostiva related agreements is therefore $4.3 million, of which approximately $1.6 million is included in the deferred acquisition payment liability and of which approximately $2.7 million is included in accounts payable.

          The Company does not deem the payments owed Medtronic to be in default as discussions are ongoing with Medtronic and Medtronic has not provided the required notice of breach (which allows for an opportunity to cure).

          During the quarter ended September 30, 2012, the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which contributed approximately $3.8 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern. Our cash, cash generated from operations, if any, and available borrowings under our agreement with Silicon Valley Bank, may not be sufficient to sustain day-to-day operations for the next 12 months, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, if our planned cost reduction is not effective or if we are required to pay amounts currently due under the Prostiva related agreements without reduction, postponement or other restructuring. Our ability to continue as a going concern is dependent upon improving our liquidity. The Company may seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both.

          Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.

          As stated in our press release on May 1, 2013, we expect revenues in fiscal year 2013 to be in the range of $16 to $17 million.

Critical Accounting Policies:

          A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2012. At March 31, 2013, our critical accounting policies and estimates continue to include revenue recognition, inventories, valuation of long-lived assets and goodwill, income taxes, and stock-based compensation. As discussed in Note 8, due to reductions in our long-term revenue expectations for the Prostiva business, an impairment trigger occurred for long-lived assets and goodwill in the second quarter of fiscal 2013, however, no impairment was identified for the Company’s single reporting unit and asset group. If the long-term revenue expectations continue to decrease or market capitalization decreases, the Company may have to record impairment of long-lived assets and/or goodwill. In addition, as of March 31, 2013, our critical accounting policies also include fair value of contingent consideration as follows:

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

RESULTS OF OPERATIONS

Net Sales
          Net sales for the three-months ended March 31, 2013 were $4.1 million, compared to $4.7 million during the same period of the prior fiscal year. The $653,000, or 14 percent, decrease in net sales for the comparable prior year period is primarily the result of a decrease in orders for both Prostiva US sales as well as Cooled ThermoTherapy sales.

          Net sales for the nine-months ended March 31, 2013 were $12.4 million, compared to $12.5 million for the nine-months ended March 31, 2013. The decrease in net sales of $125,000, or one percent is again the result of a decrease in orders of Prostiva US sales and Cooled ThermoTherapy sales. This decrease was partially offset by having a full nine months of Prostiva revenue compared to only seven months in the prior year period.

Cost of Goods Sold and Gross Profit
          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Urologix mobile service, as well as costs for the Prostiva products. Cost of goods sold for the three-months ended March 31, 2013 decreased $278,000, or 12 percent, to $2.1 million, from $2.3 million for the three-month period ended March 31, 2012. The decrease in costs of goods sold for the three-months ended March 31, 2013 is primarily a result of the decrease in sales, partially offset by higher control unit manufacturing costs. Costs of goods sold of $6.1 million for the nine-month period ended March 31, 2013 decreased by $298,000 or 5 percent from $6.4 million reported for the nine-month period ended March 31, 2012. The decrease in cost of goods sold is the result of better absorption of manufacturing expenses as a result of increased production when compared with the prior year period, as well as a decrease in royalty expenses from license agreements that expired at the end of fiscal 2012.

          Gross profit as a percentage of net sales decreased to 50 percent from 51 percent for the three-month periods ended March 31, 2013 and 2012, respectively. The decrease in the gross profit rate for the three-month period ended March 31, 2013 is a result of variability in control unit manufacturing expenses, as well as a positive impact from a change in the inventory obsolescence reserve in the prior year period. Gross profit as a percentage of net sales increased to 51 percent from 49 percent for the nine-month periods ended March 31, 2013 and 2012, respectively. The increase in the gross margin rate for the nine-month period ended March 31, 2013 is due to the improved absorption and lower royalty expenses noted above.

Sales and Marketing
          Sales and marketing expense of $1.9 million for the third quarter of fiscal 2013 increased slightly by $40,000, or 2 percent, when compared to sales and marketing expense of $1.9 million in the same period of fiscal 2012. The increase in sales and marketing expense for the three-months ended March 31, 2013 is largely due to increases in advertising and promotions of $121,000 mainly related to our patient education campaign, as well as headcount related expenses of $63,000 as a result of continued investment in our sales force. These increases were partially offset by lower bad debt expense in the current year period as well as lower convention and meeting expenses.

          Sales and marketing expense of $5.6 million for the nine-month period ended March 31, 2013 increased $725,000, or 15 percent, when compared to sales and marketing expense of $4.9 million in the same period of fiscal 2012. The increase in sales and marketing expense year-over-year is largely due to increased compensation expense of $494,000 as a result of the expansion of the sales force from the Prostiva acquisition in September 2011. In addition, marketing expense increased $453,000, related to our patient education campaign and additional advertising spending. These increases were again partially offset by lower convention and meeting expenses and lower bad debt expenses in the current year.

General and Administrative
          General and administrative expense decreased $86,000, or 11 percent, to $711,000 for the three-month period ended March 31, 2013 compared to $797,000 for the three-month period ended March 31, 2012. The decrease in general and administrative expense is mainly a result of a decrease in legal and audit fees of $44,000 as well as a $39,000 decrease in headcount related expenses.

          For the nine-months ended March 31, 2013, general and administrative expense decreased $497,000 or 19 percent to $2.1 million from $2.6 million for the nine-month period ended March 31, 2012. The decrease in general and administrative expense is again a result of a decrease in legal and audit fees and consulting fees of $343,000 related to the Prostiva transaction in the prior year, as well as a $69,000 decrease in the sales tax accrual as a result of the resolution of outstanding sales tax issues in certain states.

Research and Development
          Research and development expense, which includes expenditures for product development, regulatory compliance and clinical studies, remained consistent at $538,000 for the three-month period ended March 31, 2013, compared to $543,000 for the three-month period ended March 31, 2012.

          For the nine-months ended March 31, 2013, research and development expense increased $144,000 or 9 percent to $1.8 million from $1.6 million for the nine-month period ended March 31, 2012. The increase in research and development expense year-over-year is a result of a $74,000 increase in consulting expenses, net of compensation expense savings as a result of open headcount positions, as well as a $53,000 increase related to product testing.

Change in Value of Acquisition Consideration
          The change in the value of acquisition consideration was $0 and $369,000 for the three and nine-month periods ended March 31, 2013. For the three-month period ended March 31, 2013, there was no change in the value of acquisition consideration. For the nine-month period ended March 31, 2013, the change in the value of acquisition consideration represents the net effect of a reduction in fair value of contingent consideration of $791,000, partially offset by an increase of $422,000 in non-contingent consideration. These changes are due to an increase in the projected time it will take the Company to reach the cumulative $10 million of royalty and license fees owed on the Prostiva acquisition, which increased the number of years subject to minimum royalty payments and reduced the projected royalty payments in excess of contractual minimums in earlier years.

Gain on Demutualization
          The one-time gain on demutualization of $321,000 for the three and nine-month periods ended March 31, 2013 represents the gain resulting from the demutualization of our products liability insurance carrier.

Medical Device Tax
          The medical device excise tax expense of $41,000 for the three and nine-month periods ended March 31, 2013 represents the excise tax imposed beginning January 1, 2013 on all U.S. medical device sales as part of the Federal health care reform legislation.

Amortization of Identifiable Intangible Assets
          Amortization of identifiable intangible assets was $26,000 for the three-month period ended March 31, 2013 and 2012. Amortization of identifiable intangible assets for the nine-month period ended March 31, 2013 increased $13,000 to $78,000 compared to $65,000 in the prior fiscal year period. The increase in the amortization expense for the nine-month period ended March 31, 2013 is a result of a full nine months of amortization expense on the intangible assets acquired as part of the Prostiva acquisition, compared to only seven months of amortization expense on these assets in the prior year period as the assets were acquired on September 6, 2011.

Net Interest Expense
          All interest expense is a result of non-cash interest accretion on the deferred acquisition payments for the Prostiva business. Interest expense remained relatively consistent at $98,000 and $102,000 for the three-months ended March 31, 2013 and 2012, respectively. For the nine-months ended March 31, 2013, interest expense decreased $23,000 to $348,000 from $371,000 for the nine-months ended March 31, 2012. The decrease in interest expense is due to lower accretion expense related to re-measurement of the contingent consideration.

Provision for Income Taxes
          We recognized income tax expense of $17,000 and $48,000 for the three and nine-months ended March 31, 2013, compared to income tax expense of $27,000 and $38,000 for the comparable prior year fiscal periods. The tax expense in the three and nine-months ended March 31, 2013 consists of $11,000 and $33,000, respectively, of deferred tax expense recorded on the amortization for tax purposes of indefinite-lived goodwill intangibles acquired in the Prostiva acquisition, as well as $6,000 and $15,000, respectively, for state taxes. The tax expense in the three and nine-month periods ended March 31, 2012 also relates to the deferred tax liability resulting from the amortization for tax purposes of the goodwill acquired in the Prostiva acquisition, as well as provisions for state taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations since inception through sales of equity securities, including a follow-on offering completed during the first quarter of fiscal year 2013 and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of March 31, 2013, we had total cash and cash equivalents of $5.1 million.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. The Company did not pay the second half of the initial licensing fee pending continuing discussions with Medtronic. This payable is included in the deferred acquisition payment liability as of March 31, 2013. As part of the licensing agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year; these amounts, which were due in October 2012, were also not paid. In addition, inventory payments were deferred on both inventory transferred upon the close of the agreement and on shipments of products purchased subsequent to the agreement, which total $6.1 million as of March 31, 2013. The royalty payment due on October 6, 2012 and deferred payments on inventory transferred as part of the acquisition have also not been paid because of the continuing discussions with Medtronic and are included in the short-term deferred acquisition payment liability as of March 31, 2013. Deferred payments on inventory purchased subsequent to the close of the transaction through March 31, 2013 are included in accounts payable and approximate $4.7 million. It is the Company’s preference to extend the payment terms to Medtronic as long as possible in order to allow us to deploy our cash resources to turnaround the Prostiva business and implement our market development strategy.

          Through March 31, 2013, we have not paid approximately $1.3 million due to Medtronic for the second half of the initial licensing fee due in September 2012, royalty payment due in October 2012, license maintenance fees due in September 2012, and monthly transition service fees. Through March 31, 2013, we also have not paid amounts due relating to approximately $3.0 million in product received. The total amount due and unpaid to Medtronic under the Prostiva related agreements is therefore $4.3 million, of which approximately $1.6 million is included in the deferred acquisition payment liability and of which approximately $2.7 million is included in accounts payable.

          The Company does not deem the payments owed Medtronic to be in default as discussions are ongoing with Medtronic and Medtronic has not provided the required notice of breach (which allows for an opportunity to cure).

          During the first quarter of fiscal year 2013 the Company completed a follow-on offering which contributed approximately $3.8 million of net proceeds. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the licensing fee, royalties and inventory payments related to the Prostiva acquisition, there is substantial doubt about our ability to continue as a going concern. The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, maintain available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012 and aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic, of which $4.3 million was due and unpaid to Medtronic under the Prostiva related agreements at March 31, 2013. The line of credit with Silicon Valley Bank allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of March 31, 2013, the Company has not borrowed against this facility. As part of our efforts to align our expenses with our revenue, management adopted a cost reduction plan which calls for cuts in planned spending and expense in nearly all departments. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs and operating expenses, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, or if our cost reduction plan is not effective or if we are required to pay amounts currently due under the Prostiva related agreements without reduction, postponement or other restructuring.

          Our cash needs will depend on our ability to generate revenue from our operations, our ability to manage expenses, and the timing and amount of payments to Medtronic relating to the Prostiva product. The Company may also seek to improve its liquidity position by raising capital through additional indebtedness or an offering of our equity securities or both. If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations. Our failure to pay amounts to Medtronic when due is a breach of the Prostiva related agreements, entitling Medtronic to terminate these agreements and our right to sell the Prostiva product after proper notice and an opportunity to cure. Medtronic has not provided us with notice of breach of any agreement.

          The third quarter fiscal year 2013 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

          During the nine-months ended March 31, 2013, we used $550,000 of cash for operating activities. The net loss of $3.0 million included non-cash charges of $505,000 from depreciation and amortization expense, $200,000 from stock-based compensation expense and $439,000 of accreted interest expense, which was partially offset by a $369,000 gain as a result of the change in fair value of acquisition consideration. Changes in operating items resulted in the generation of $1.7 million of operating cash flow for the period as a result of higher accounts payable of $2.6 million, partially offset by higher inventories of $1.0 million. The increase in accounts payable is the result of the deferral of payments for approximately $2.3 million of Prostiva product purchased in the nine-months ended March 31, 2013. Since the date of acquisition, $6.1 million of Prostiva product has been purchased on 270-day terms negotiated as part of the licensing agreement with Medtronic. The increase in inventories is the result of Prostiva product purchased from Medtronic as previously mentioned.

          During the nine-months ended March 31, 2013, we used $79,000 for investing activities related to the purchase of property and equipment to support our business operations and investments in intellectual property.

          During the nine-months ended March 31, 2013, we generated $3.8 million of cash from financing activities. During the first quarter of fiscal year 2013 we sold 5,980,000 shares of common stock at a price of $0.75 per share, resulting in net proceeds of $3.8 million, after deducting underwriting discounts and commissions and other expenses payable by the Company. In addition, we generated $16,000 of proceeds from stock option exercises.

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of March 31, 2013, our property and equipment, net, included approximately $416,000 of control units, generators and scopes used in evaluation or longer-term use programs and in our Company-owned mobile service.

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

          We do not comply with Nasdaq’s listing requirements and have received an extension from the Nasdaq to regain compliance with listing requirements. However, if the we fail to regain compliance with the listing requirements in the extension period granted, our common stock will be delisted from The Nasdaq Capital Market and become illiquid.

          On January 23, 2013, we received a letter from The NASDAQ Stock Market LLC stating that our common stock was scheduled to be delisted from The Nasdaq Capital Market as of the open of business on February 1, 2013, unless we requested a hearing before a NASDAQ Listing Qualifications Panel. Our common stock was subject to delisting because we failed to comply with the minimum bid price requirement of Rule 5550(a)(2) within the 180 calendar day compliance period that ended on January 22, 2013. We requested a hearing before a Panel to petition for continued listing on The Nasdaq Capital Market. On April 16, 2013, we received notification that the Panel extended the Company’s compliance period until June 17, 2013 to cure the minimum bid price deficiency. By that date, the closing bid price for our common stock must be $1.00 or more for a minimum of ten consecutive business days. If we fail to timely comply with the minimum bid price requirement, it will result in a final delisting determination and our common stock will thereafter be delisted from the Nasdaq Stock Market. Further, the Nasdaq Listing Rules require that we have minimum shareholders’ equity of at least $2.5 million. At March 31, 2013, our shareholders’ equity was approximately $1,611,000. As part of the hearing before the Panel, we also discussed our expected non-compliance with the minimum shareholder equity listing requirements. The Panel agreed to grant us an extension until September 30, 2013 to remedy the non-compliance with the minimum shareholders’ equity requirement, subject to a written update to the Panel by July 30, 2013 regarding the status of our efforts to regain compliance.

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

          We have been in discussions with Medtronic regarding the Prostiva related agreements and the amounts due or that may become due under the Prostiva related agreements. Pending these continuing discussions, through March 31, 2013, we have not paid approximately $1.3 million due to Medtronic for the second half of the initial licensing fee due in September 2012, royalty payment due in October 2012, license maintenance fees due in September 2012, and monthly transition service fees. Through March 31, 2013, we also have not paid amounts due relating to approximately $3.0 million in product received. The total amount due and unpaid to Medtronic under the Prostiva related agreements is therefore $4.3 million, of which approximately $1.6 million is included in the deferred acquisition payment liability and of which approximately $2.7 million is included in accounts payable.

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

          As of March 31, 2013, we had total cash and cash equivalents of $5.1 million. If we determined to cure our breach by making payment in full of all amounts due at March 31, 2013 of $4.3 million, our available cash and cash equivalents would be significantly reduced. Accordingly, immediate repayment of all amounts owed to Medtronic at March 31, 2013 could have a material adverse effect on our business, financial condition and results of operations.

          Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by recent healthcare reform legislation, including, most immediately, by the medical device excise tax that is effective January 1, 2013.

          The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in March 2010. As a U.S. based company with significant sales in the United States, these health care reform laws will materially impact us and are expected to materially impact the U.S. economy. Certain provisions of these laws will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established. Accordingly, it is unclear what the full impacts will be from the recent health care reform legislation. However, beginning in January 2013, the legislation imposes a 2.3% excise tax on sales of our Cooled ThermoTherapy and Prostiva products in the United States. We expect the new tax will materially and adversely affect our business, cash flows and results of operations. For the quarter ended March 31, 2013, we paid approximately $41,000 in medical device excise tax.

          The laws also focus on a number of Medicare provisions aimed at improving quality and decreasing costs. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the recent health care reform legislation includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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

          Accordingly, the Company requested a hearing before the Panel at which it petitioned for continued listing pending its return to compliance with all applicable listing requirements. The hearing request stayed any suspension or delisting action until the conclusion of the hearing process. On April 16, 2013, the Company received notification that the Panel had extended the Company’s compliance period until June 17, 2013 to cure the minimum bid price deficiency. By that date, the closing bid price for the Company’s stock must be $1.00 or more for a minimum of ten consecutive business days.

          In addition, the Company must comply with Rule 5550(b)(1), which requires the Company to maintain minimum shareholders’ equity of $2.5 million. At March 31, 2013, our shareholders’ equity was approximately $1,611,000, below the minimum requirement. This compliance issue was also discussed with the Panel. The Panel provided the Company until September 30, 2013 to remedy the minimum shareholders’ equity requirement. This extension is subject to the Company providing a written update to the Panel by July 30, 2013 regarding the status of its efforts to achieve compliance with this requirement.

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

Date May 14, 2013