Form 10-K
period 2013-06-30
UROLOGIX INC
filed 2013-09-20
CIK 882873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2013.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ____________________.

Commission File Number 0-28414

UROLOGIX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1697237
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $13,648,114 as of the last day of the Company’s most recently completed second fiscal quarter, December 31, 2012, when the last reported sales price was $0.69.

As of September 1, 2013, the Company had outstanding 21,105,926 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

          Urologix develops, manufactures, and markets non-surgical, office-based therapies for the treatment of the symptoms and obstruction resulting from non-cancerous prostate enlargement also known as benign prostatic hyperplasia (BPH). These therapies use proprietary technology in the treatment of BPH, a disease that affects more than 30 million men worldwide and is the most common prostate problem for men over 50. We market both the Cooled ThermoTherapy™ (CTT) product line and the Prostiva® Radio Frequency (RF) Therapy System (Prostiva). We acquired the exclusive worldwide license to the Prostiva® RF Therapy System in September 2011. These two technologies are designed to be used by urologists in their offices without placing their patients under general anesthesia. CTT uses a flexible catheter to deliver targeted microwave energy combined with a unique cooling mechanism that protects healthy urethral tissue and enhances patient comfort to provide safe, effective, lasting relief from BPH voiding symptoms by the thermal ablation of hyperplastic prostatic tissue surrounding the urethra. The proprietary Prostiva® RF Therapy System delivers radio frequency energy directly into the prostate through the use of insulated electrodes deployed from a transurethral scope, ablating targeted prostatic tissue under the direct visualization of the urologist. These focal ablations reduce constriction of the urethra, thereby relieving BPH voiding symptoms. These two proven technologies have slightly different, yet complementary, patient indications and providing them to our urologist customers enables them to treat a wide range of patients in their office. We believe that these office-based BPH therapies are efficacious, safe and cost-effective solutions for BPH as they have shown results clinically superior to those of medication based treatments and without the complications and side effect profile inherent with surgical procedures.

          Our goal is to grow our business by establishing Cooled ThermoTherapy and Prostiva RF Therapy as the preferred therapeutic options considered by urologists for their BPH patients in the earlier stages of disease progression who do not want to take chronic BPH medication or are unhappy with the side effects, costs or results. A urologist can choose between our two therapies based upon clinical criteria specific to the BPH patient’s presentation. Our business strategy to achieve this goal is to:

•	Educate patients and urologists on the benefits of Cooled ThermoTherapy and Prostiva RF Therapy through the Company’s “Think Outside the Pillbox!” campaign and other market development efforts,

•	Increase utilization of Cooled ThermoTherapy and Prostiva RF Therapy by urologists who already have access to a Cooled ThermoTherapy and/or Prostiva RF Therapy system,

•	Increase the number of urologists who utilize one or both of our therapy treatment options for their patients,

•	Continue to partner with our European distributors to support the customers outside the United States, and

•	Pursue other technologies to add to our portfolio that fit our brand, distribution channels and clinical standards through acquisition or other partnering structures.

Benign Prostatic Hyperplasia (BPH)

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

          If a patient wants to continue with drug therapy, a physician may prescribe a second drug called a 5-ARI. Taking both an alpha-blocker and a 5-ARI is referred to as “combination therapy.” 5-ARIs are drugs that inhibit the conversion of testosterone into DHT. Reducing DHT is believed to slow the growth of the prostate. While prescribing both an alpha-blocker and a 5-ARI has shown better symptom improvement than taking either drug alone, there are also increased rates of side effects as patients experience side effects from both drug classes.

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

          Providing the option of two different therapies, CTT or Prostiva, allows urologists to select which device will provide the best outcome for each patient whom they treat for BPH. Because of the unique aspects of each of our technologies some patients may be indicated for one technology over the other. The FDA indications help with these treatment decisions. For example, the Prostiva technology is only indicated for patients with a prostate size between 20 grams and 50 grams, while the CTT system is approved for prostates up to 100 grams. In addition, there is a minimum prostatic urethral length which CTT can treat due to the length of the microwave antenna, while the Prostiva system does not have this requirement. Other prostate anatomy issues can also favor one technology versus the other. Therefore, by having both technologies as an option the urologist can select the device best suited for the patient. Many patients may be candidates for either procedure, in which case the urologist can discuss both options and come to a shared decision with their patients, a process that aligns with the American Urological Association guidelines.

          We believe that both CTT and Prostiva provide incremental value to the patient, the urologist and the healthcare system overall. For the patients, they are able to have an effective and durable procedure that will relieve the majority of them from the burden of chronic medication without the risk of general anesthesia or the expense of having to pay for the hospital deductibles. For the urologists, they can make their patients happy and healthier with a technology that fits into their office clinical routine and is well reimbursed. The healthcare system benefits because the overall cost of these office-based procedures is substantially less than the total cost for any surgical option and is intended to save the costs of chronic medication. Our technologies account for the majority of office-based BPH procedures and should be well positioned for a healthcare system of the future that rewards cost effective technologies that provide value to all the constituents in the healthcare equation.

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

Clinical Studies

          The safety, efficacy and durability of Cooled ThermoTherapy and Prostiva are supported by substantial clinical evidence, unlike most of the competitive in-office BPH therapies. There are over 100 published peer reviewed clinical articles that are supportive of these technologies. Numerous multi-center, prospective, clinical trials of Cooled ThermoTherapy and Prostiva RF Therapy have been conducted both in the United States and internationally.

          Study objectives have included: collection of safety and efficacy data, support of new indications and marketing claims, generation of long-term durability data, and cost efficiencies data for Medicare and other reimbursement approvals in various markets. The results of these trials showed a majority of patients received significant long-term relief from the symptoms and obstruction caused by their BPH. BPH symptoms were measured using validated instruments, such as the American Urological Association Symptom Index (AUASI). Quality of life (QoL) was also measured using a validated scoring instrument where higher scores indicated a lower quality of life. Peak flow rates (Qmax) were measured in numerous studies where values were expressed in milliliters (mL) per second.

          The AUASI utilizes a 35-point scale where the higher the score (American Urological Association Symptom Score, or AUASS) the more severe the BPH symptoms. An AUASS score greater than 7 is considered moderate symptomatic BPH. The minimum threshold for clinically significant improvement in the AUASS is commonly viewed as a reduction of 4 or more points. Success in clinical studies is often determined by a reduction of 30% from the baseline AUASS.

Cooled ThermoTherapy

          In April 2009 at the American Urological Association (AUA) annual meeting, two separate presentations highlighted our five-year durability data, and the ability of urologists using our Cooled ThermoTherapy system to customize the treatment for individual patients.

          At the 2010 AUA annual meeting, we had two additional presentations at the sub-specialty meeting of the Geriatric Urological Society. The first presentation highlighted how the combination of cooling and high energy provided by Cooled ThermoTherapy enables delivery of a therapeutically effective treatment. The second demonstrated the five-year preservation of sexual function following Cooled ThermoTherapy; a significant concern for sexually active men considering the alternatives of chronic medication or surgery.

          At the 2011 North Central Sectional meeting of the AUA, a presentation on the comparative cost effectiveness of BPH treatment options showed that CTT was a cost-effective treatment option for BPH. In aggregate, we believe such society and professional presentations underscored the efficacy, safety, durability and cost savings that Urologix technologies bring to patients, physicians, and payers.

          The most recent peer-reviewed journal publication of Cooled ThermoTherapy five-year data appeared in the Journal of Urology in May, 2011. Mynderse et al prospectively followed patients for five years during an FDA approved study of the Urologix Cooled ThermoCath® (CTC) Microwave Catheter. The results showed significant improvement in symptoms, Qmax and QoL, through the five-year time point. Participating clinical study sites included leading academic centers such as The Mayo Clinic, University of Texas Southwestern, Johns Hopkins and Duke University. In 2010, the AUA BPH Practice Guideline committee commented that the durability of high-energy transurethral microwave therapy (like Cooled ThermoTherapy) appeared to have improved due to the advent of higher energy, later generation devices. The figure below displays the sustained percentage improvement in AUASS and Qmax over the five-year follow-up period. The percent improvement over baseline for QoL followed a similar trend and was 41% better at year five.

[1] 5 Year Results of a Multi-Center Trial of a New Generation Cooled TUMT for BPH, Roehrborn, C. et al, Moderated Poster, AUA 2009.

          The effectiveness of the Cooled ThermoTherapy BPH treatment was further demonstrated by Mynderse et al, when examining retreatment rates and patient follow-up in the study and is summarized in the figure below:

          The 5-year data described above are supported by multiple peer reviewed publications over the years showing the significant safety, effectiveness and durability of a CTT procedure. These published articles include:

1.	In 2001 Djavan et al compared 51 patients treated with Cooled ThermoTherapy vs. 52 treated with alpha blocker BPH medication. Symptom improvement, urinary flow rate, and QoL were measured.

2.	In 2003 Thalmann et al, conducted a prospective trial where 200 patients were treated with Cooled ThermoTherapy. Symptom improvement and urodynamics were measured.

3.	In 2003 Osman et al, compared the one-year subjective vs. urodynamic changes in 40 Cooled ThermoTherapy patients.

4.	In 2003 Miller et al, studied the durability of Cooled ThermoTherapy over three centers in 150 patients for five years.

5.	In 2003 Berger et al, studied Cooled ThermoTherapy in 78 high risk patients with acute urinary retention with a mean follow-up of 34 months.

6.	In 2004 Kaplan et al, conducted the largest prospective Cooled ThermoTherapy study which involved 345 patients treated over nine institutions.

          Djavan and colleagues noted improvements in BPH symptoms, QoL and Qmax for both the medication and Cooled ThermoTherapy groups; however, the Cooled ThermoTherapy group demonstrated a significantly greater improvement. Thalmann and colleagues demonstrated that the Qmax rates of Cooled ThermoTherapy patients increased from 6 to 13 mL per second at 24 months and symptoms scores were decreased from a mean of 23 to 3. Osman and colleagues reported mean AUASS reductions from 20.5 to 9, and mean Qmax increases from 9.2 to 15 mL per second. Miller et al reported ≥ 50% improvement in symptom score in 63% to 68% of patients available for follow-up at years 1, 2 and 3 and 50% and 51% of patients at years 4 and 5, respectively. Berger and colleagues reported 87.1% of patients in retention before treatment were able to void after Cooled ThermoTherapy, though 7.3% experienced repeat retention within two years. Kaplan and colleagues demonstrated that 65% of Cooled ThermoTherapy patients showed a greater than 50% reduction in AUASS the first year, with a mean improvement of 11.1 points. In the 85 patients available for five-year follow-up, absolute symptom score improvement was maintained at 8.4 points. Qmax improved from 7.5 to 10.5 mL per second at three years.

          In summary, since its introduction to the market in 1997, Urologix’ Cooled ThermoTherapy has been studied in numerous clinical trials; the results of which demonstrate significant and durable improvement in BPH symptoms, QoL, and urinary flow rate.

Prostiva RF Therapy

          Prostiva is the newest generation of transurethral RF needle ablation of the prostate. This technology was first used in the early 1990s, with the first preliminary clinical trials published in 1993. The first human clinical studies in the United States began in 1994, and subsequent U.S. Food and Drug Administration (FDA) clearance of the device was granted in 1996.

          Since FDA clearance of Prostiva RF Therapy, 4 randomized, prospective trials comparing it to transurethral resection of the prostate (TURP) have been published:

1.	In 1999 Roehrborn et al, summarized outcomes of symptom improvement, QoL, bladder wall pressure and Qmax at 6 months;

2.	In 2001 Hindley et al, compared Prostiva RF to TURP in 50 patients over 2 years, reporting on symptom improvement, QoL, and urodynamics;

3.	In 2003 Cimentepe et al, also provided symptom improvement, QoL and urodynamics results after 18 months of follow-up on 59 patients; and

4.	In 2004 Hill and colleagues provided 5-year follow-up on same patient cohort as Roehrborn et al, 1999. Results included symptom improvement, QoL, and urodynamics in the same group of 121 patients.

          Roehrborn and colleagues (1999) found that symptom scores of Prostiva RF subjects were decreased by nearly 50% at six months. At 60 months Hill and colleagues (2004) reported symptom improvement for the same cohort of subjects was maintained. Hindley and colleagues (2001) reported symptoms were decreased by nearly 65% for Prostiva. QoL results followed a similar trend for Roehrborn and Hindley, and results were maintained at 5 years as reported by Hill et al. Cimentepe and colleagues (2003) found similar trends in symptom scores, QoL measures and urodynamics as reported by the other studies identified above. From these 4 studies, no significant short-term complications from Prostiva, including need for transfusion, were reported. In a confirmation of the results of the 4 randomized, prospective trials comparing Prostiva RF Therapy to TURP, the 2010 AUA BPH Practice Guidelines Committee concluded that: “… based on these reports, the symptom improvement is significant and sustained for both treatments, with somewhat greater improvement in the symptom score for TURP.”

          In addition to the 4 randomized prospective trials detailed above, numerous single-group cohort studies of Prostiva RF Therapy have been published as well. Symptom score improvement, QoL, and Qmax improved in a fashion very similar to that reported in the randomized trials. Short-term complications, including the need for transfusion, were uncommon or nonexistent. Erectile dysfunction and retrograde ejaculation were more common with TURP than Prostiva RF Therapy, and generally Prostiva patients reported very few sexual side effects. In fact, in 2010 the AUA BPH Practice Guideline Committee concluded that Prostiva RF Therapy is an attractive BPH therapy due to its safety; low perioperative complications, and low to nonexistent rate of sexual dysfunction. The Committee also noted that improvements in symptoms, QoL and Qmax were significant for Prostiva RF.

          In summary, since being introduced to the U.S. market, multiple prospective trials have established Prostiva RF Therapy’s significant clinical benefit as well as the attractive.

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

          Our direct sales force as of June 30, 2013 consists of 27 professionals, including sales management, and is focused on urologists who treat or are interested in treating BPH patients in their office. Our Urologix mobile application specialists transport the CoolWave and Prostiva capital equipment, along with the disposables, to urologist offices, ambulatory surgery centers and hospitals on a scheduled basis, making the treatment available to urologists and their patients on an efficient and economical basis. As of June 30, 2013, our mobile assets included 16 vans that service 11 mobile routes in select geographies across the United States. In addition to our direct sales channel and Urologix owned mobile service, we continue to partner with independent third-party mobile service providers to provide urologists with access to our Cooled ThermoTherapy and Prostiva treatment.

          Our marketing and patient education efforts are focused on three goals: (i) increasing urologist adoption of both technologies and optimizing patient selection for maximum patient benefit and appropriate utilization; (ii) increasing patient awareness of office based treatment options; and (iii) exposing urologists to the significant patient need for effective non-surgical alternatives to medical management. We employ specific tools to support each of these goals. For the first, this includes developing a well trained clinically oriented sales force that can explain both technologies and patient selection criteria and arming them with the tools and knowledge to be successful. For the second and third, our primary platform for raising patient awareness and increasing urologist exposure to the patient need is through the “Think Outside the Pillbox” campaign. We have had repeated success with this effort with strong patient responses to our call to action and urologists impressed with the turnout at the educational events. The result of these activities on our business is that the accounts that participate in this program have increased utilization, measured by revenue per account, after the campaign compared to before.

          As of June 30, 2013, we employed a total of 46 individuals in our sales and marketing departments and in our Urologix mobile service. The expenses for our Urologix mobile service are included in cost of goods sold.

     International

          Although our international sales efforts have historically been relatively modest, we believe that there is a potential market for Urologix products outside of the United States in certain, limited markets. In those regions outside of the U.S. where we sell our products, we utilize local distributors experienced in selling products to hospitals and urologists to assist us. During the second quarter of fiscal 2012, we assumed distribution responsibilities from Medtronic under the terms of the Transition Services and Supply Agreement for the distribution of the Prostiva RF Therapy system in Europe. We later entered into supply agreements with distributors in targeted countries within Europe for the sale of the Prostiva RF Therapy system. Total international Prostiva sales for fiscal years 2013 and 2012 were $532,000 and $463,000, respectively.

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

Manufacturing

          We assemble CoolWave control units and CTC Advance catheter procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate at our suburban Minneapolis facility. Several of the components used in our control units and procedure kits are currently available to us through a single vendor.

          We became the legal manufacturer of the Prostiva RF Therapy system in April of 2013 and have agreements in place with third party manufacturing companies for the supply of the key components of the Prostiva RF Therapy system.

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

          As of June 30, 2013, we employed 29 individuals in our manufacturing department.

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

          During the fiscal years ended June 30, 2013 and 2012, and 2011, we spent $2.3 million, $2.2 million, and $2.2 million, respectively, on our research and development efforts. As of June 30, 2013, we employed 13 individuals in our research and development department.

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

          CMS published their final rule in November 2012 for implementation during calendar year 2013. In addition, in January of 2013, the government acted to keep the Sustainable Growth Rate (SGR) from taking effect as part of the Taxpayer Relief Act. The final rule and the impacts from the Taxpayer Relief Act resulted in an average reimbursement rate in the physician office setting for calendar year 2013 of $2,102 for Cooled ThermoTherapy and $1,933 for Prostiva RF Therapy. In addition, beginning April 1, 2013, there was an additional 2 percent reduction to all Medicare payments to providers that is a result of the Sequester. It is unclear how long this incremental reduction will remain in effect.

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

Medical Device Tax

          As a result of recently enacted Federal health care reform legislation, substantial changes are anticipated in the United States health care system. Such legislation includes numerous provisions affecting the delivery of health care services, the financing of health care costs, reimbursement of health care providers and the legal obligations of health insurers, providers and employers. These provisions are currently slated to take effect at specified times over the next decade. The Federal health care reform legislation did not directly affect our fiscal year 2012 financial statements. However, beginning in January 2013, the legislation imposed significant new taxes on medical device manufacturers in the form of a 2.3% excise tax on all U.S. medical device sales. As a result, we have incurred approximately $106,000 in medical device excise tax for the 2013 fiscal year. This significant increase in the tax burden on our industry could have a material, negative impact on our future results of operations and our cash flows.

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

          Competition in the market for minimally invasive office-based treatments for BPH also exists. Competitive devices include low energy microwave combined with balloon dilatation (Medifocus, previously Boston Scientific); non-cooled, low energy microwave (Endo Pharmaceuticals/American Medical Systems); and high energy microwave with limited cooling (Prostalund).

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

          Our Cooled ThermoTherapy systems have received FDA approval for sale in the United States as a Class III medical device. We have obtained CE Mark certification for distribution of our Cooled ThermoTherapy systems in Europe and product registration for distribution in Canada, Australia, and New Zealand. The Prostiva RF Therapy System has received FDA clearance for sale in the United States as a Class II medical device. The Prostiva RF Therapy System has also received the CE Mark for distribution in Europe and product registration for distribution in Australia and New Zealand.

          The FDA’s regulations require agency approval of a PMA supplement for Class III medical devices when certain changes are made to a product if the changes affect the safety and effectiveness of the device. Such changes include, but are not limited to, new indications for use; the use of a different facility or establishment to manufacture, process or package the device; changes in manufacturing methods or quality control systems; changes in vendors used to supply components of the device; changes in performance or design specifications; and certain labeling changes. Any such changes will require FDA approval of a PMA supplement prior to marketing of the device. There can be no assurance that the required approvals of PMA supplements for any changes will be granted on a timely basis or at all. Delays in receipt of, or failure to receive such approvals, or the loss of the approval of the PMA for our Cooled ThermoTherapy systems, or clearance for the Prostiva RF Therapy system would have a material adverse effect on our business.

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

Employees

          As of June 30, 2013, we employed 95 individuals on a full-time basis. None of our employees are covered under a collective bargaining agreement.

Prostiva Related Agreements

          On September 6, 2011, the Company entered into a License Agreement with Medtronic, Inc. (“Medtronic”) and its subsidiary, VidaMed, relating to the Prostiva RF Therapy. On September 6, 2011, the Company also entered into a related Transition Services and Supply Agreement with Medtronic, an Acquisition Option Agreement and Asset Purchase Agreement. These September 6, 2011 dated agreements with Medtronic are referred to as the “Transaction Documents.”

          On June 28, 2013, we entered into a Restructuring Agreement and Amendment to Transaction Documents (the “Restructuring Agreement”) with Medtronic and Medtronic VidaMed, Inc. The Restructuring Agreement relates to $7.5 million of obligations owed to Medtronic under the Transaction Documents. Under the Restructuring Agreement, on June 28, 2013, the Company delivered to Medtronic a promissory note (the “Note”) in the original principal amount of $5,332,538 and paid Medtronic $1,965,975 in satisfaction of the $7.5 million then owed to Medtronic under the Transaction Documents. In connection with the Restructuring Agreement, the Company agreed to permit Medtronic to designate an observer to the Board for as long as any obligations under the Note remain outstanding.

          The Note and the related security agreement and subordination agreement are summarized below. In connection with the Restructuring Agreement, the Company also entered into an amendment to each of the License Agreement and the Transition and Services and Supply Agreement. The Transaction Documents, as amended by the Restructuring Agreement, are also each summarized below.

Note, Security Agreement and Subordination Agreement: Interest on the principal amount of the Note will accrue at the annual rate of 6%, compounded annually. The Note requires that we make five equal annual payments of principal and accrued interest on March 31 of each year beginning March 31, 2015. All amounts under the Note are due and payable on March 31, 2019 or earlier upon a Change of Control (as defined in the Note). We may prepay the Note without penalty at any time. The Note is junior to the indebtedness of Urologix to Silicon Valley Bank (the “Senior Lender”) pursuant to the Loan and Security Agreement dated January 11, 2012, as amended, by and between Urologix and the Senior Lender (the “Loan Agreement”), to successors and assigns of the Senior Lender under certain other loan agreements, and to a new lender that provides certain refinancing, but is senior in all respects (including right of payment) to all other existing or future indebtedness. The Note also specifies certain customary events of default that will entitle Medtronic, after any required notice, to declare the outstanding obligations immediately due and payable. The Note contains customary representations, warranties and covenants by us.

Pursuant to the terms of a Security Agreement dated as of June 28, 2013 by and between Urologix and Medtronic, our obligations under the Note are secured by a security interest in all of our assets, specifically excluding intellectual property (but including accounts receivable and proceeds of intellectual property).

Medtronic’s rights under the Note and Security Agreement are subordinate to the rights of the Senior Lender as set forth in a Subordination Agreement dated as of June 28, 2013 by and between Medtronic and the Senior Lender. We are not a party to the Subordination Agreement. Under the Subordination Agreement, all debt of Urologix to Medtronic is subordinate in right of payment to debt of Urologix to the Senior Lender. Until any debt to the Senior Lender is paid in full, the Senior Lender has no commitment or obligation to lend any further funds to us, and all financing agreements between the Senior Lender and us are terminated, Medtronic may not demand or receive payments on the Note or bring any action against us relating to the Note, except that so long as no event of default exists under the Loan Agreement, Medtronic may receive regularly scheduled payments of principal and interest. Further, pursuant to the Subordination Agreement, Medtronic subordinates any security interest it may have in our property to the Senior Lender’s security interest in our property, which will at all times be senior to the security interest of Medtronic. Each of Medtronic and the Senior Lender agreed on the respective maximum principal amount of our indebtedness to it, which may not be increased without the consent of the other.

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

In exchange for the license, we agreed to pay Medtronic a license fee of $1.0 million, of which $500,000 was paid upon the execution of the License Agreement. The remaining $500,000, less the $147,000 purchase price payable under the Asset Purchase Agreement and certain credits under the Transition Services and Supply Agreement, was due on September 6, 2012. The Asset Purchase Agreement and the Transition Services and Supply Agreement are described below. We are obligated to pay Medtronic royalties on net sales of product up to an annual maximum royalty amount. Beginning in the second contract year, we are obligated to pay Medtronic a minimum annual royalty amount. Earned royalties are payable thirty days following the end of each contract year. Beginning in the second contract year, additional amounts, if any, required to meet the minimum royalty obligations are payable ninety days following the end of each contract year. We are also obligated to pay an annual license maintenance fee of $65,000 on September 6 of each contract year beginning September 6, 2012.

In addition, if total payments by us to Medtronic under the License Agreement (other than the license maintenance fee) and under the Asset Purchase Agreement (described below) reach an aggregate of $10 million, we will have no further payment obligations to Medtronic and will thereafter have a fully paid up, royalty-free and perpetual license. The term of the License Agreement is ten years or the earlier closing date of a purchase under the Acquisition Option Agreement described below. In addition, either party may terminate the License Agreement by written notice for breach after an opportunity to cure, Medtronic may terminate the License Agreement in the event of our bankruptcy or insolvency, and the license will automatically terminate concurrently with certain terminations of the Transition Services and Supply Agreement (described below). Upon termination of the License Agreement, all rights to the Prostiva intellectual property will revert back to Medtronic and the Transition Services and Supply Agreement and Acquisition Option Agreement will terminate. Further, upon termination of the License Agreement by Medtronic as a result of our breach or bankruptcy, and following our purchase of assets under the Asset Purchase Agreement, Medtronic will have the right to repurchase such assets from us for the same purchase price we previously paid. Medtronic and VidaMed also entered into sublicenses to grant us rights to certain intellectual property relating to the Prostiva treatment.

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

Transition Services and Supply Agreement: We entered into a Transition Services and Supply Agreement with Medtronic under which Medtronic provided us with transition services relating to manufacturing, sourcing, operations, compliance, quality, regulatory and other matters. Through the Transition Services and Supply Agreement, Medtronic appointed Urologix as its exclusive U.S. distributor (excluding Puerto Rico) of the Prostiva treatment until such time as we received the regulatory approvals necessary to allow us to sell the product in the U.S. Under the provisions of the Transition Services and Supply Agreement, the parties also agreed upon the handling of product warranty claims, agreed upon a transition plan for regulatory matters, and entered into a quality agreement. In addition, Medtronic assigned a supply agreement to us, will place orders with certain suppliers and sell those components to us at its cost, and will transfer certain other components to us. In April 2013, we received the regulatory approvals necessary to allow us to sell the product in the U.S. and accordingly, the parties have substantially completed their obligations under the Transition Services and Supply Agreement.

Asset Purchase Agreement: We entered into an Asset Purchase Agreement through which Medtronic was required to sell to us, and we were required to purchase from Medtronic, certain tangible assets used in the Prostiva business for a purchase price of $147,000.

Payment of the $1,965,975 in cash to Medtronic on the date of the Restructuring Agreement constituted payment in full of the following amounts: (i) earned royalties under the License Agreement as of September 6, 2012; (ii) $353,000 owing as the license fee under the License Agreement as of September 6, 2012; and (iii) $65,000 owing as the license maintenance fee under the License Agreement as of September 6, 2012; (iv) payment in full of the $147,000 purchase price under the Asset Purchase Agreement; (v) $52,500 for additional Prostiva generators purchased; and (vi) payment in full of $775,725 owing under outstanding invoices and $63,750 owing as monthly fees under the Transition Services and Supply Agreement.

The issuance of the Note pursuant to the Restructuring Agreement satisfied in full the outstanding liabilities balance of $5,332,538 relating to outstanding invoices for inventory sold to us as part of the acquisition and under the Transition Services and Supply Agreement.

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

          We have experienced significant operating losses to date, including net losses of $4.3 million for fiscal year 2013 and $4.7 million in fiscal year 2012. At June 30, 2013, we had approximately $2.3 million in cash and cash equivalents. Although we completed a secondary offering in the first quarter of fiscal 2013 which contributed approximately $3.8 million of net proceeds and we entered into a $2 million line of credit with Silicon Valley Bank, as a result of our history of operating losses and negative cash flows from operations, as well as our need for working capital to support operations, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty. As a result of the substantial doubt about our ability to continue as a going concern, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock.

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

          We incurred an operating loss of $3.9 million for the year ended June 30, 2013, $4.1 million for the year ended June 30, 2012 and $3.7 million for the year ended June 30, 2011. From our inception to June 30, 2013, we have incurred losses of approximately $119.0 million. Moreover, we have historically not generated sufficient operating cash flow to fund our operations and expect to incur additional operating losses through fiscal year 2014. Based on our history of inadequate cash flow, we may not be able to fund our short-term capital needs through operating cash flow alone. To fund our long-term capital and liquidity needs, we must increase the revenues received from sales of our products to generate cash flow and operate in a profitable manner.

          Our ability to execute our business plan and grow our business depends on our ability to generate sufficient cash flow from operations or our ability to obtain additional capital if we do not generate sufficient cash flow from operations. Our cash flow depends, in part, on our ability to generate significant revenue from existing and new customers, and manage expenses, as well as general economic conditions and other factors over which we have little control.

          We cannot offer assurance that we will generate increases in our revenues, attain a level of profitable operations, or successfully implement our business plan or future business opportunities.

We may need additional capital and any additional capital we seek may not be available in the amount or at the time we need it.

          We used approximately $3.4 million of net cash for operating and investing activities in the year ended June 30, 2013 and ended our 2013 fiscal year with approximately $2.3 million in cash and cash equivalents. We expect to incur additional operating losses through fiscal year 2014. We believe the key factors to funding our long-term capital needs will be our ability to generate revenue and positive cash flow from the sale of our products. To fund our short-term capital needs if we are not able to immediately increase the revenues we receive from product sales, generate positive cash flow or operate in a profitable manner, we will need to raise funds in the future to execute our business plan and pursue our strategic goals.

          If we raise funds in the future, we cannot assure you that additional financing will be available in the amount or at the time we need it, or that it will be available on acceptable terms or at all. We may obtain future additional financing by incurring indebtedness or from an offering of our equity securities or both. Our efforts to raise additional funds from the sale of equity may be hampered by depressed trading price of our common stock and the fact that our common stock is listed on the OTC Markets Group’s OTCQB Marketplace. Our efforts to raise funds by incurring additional indebtedness may be hampered by the fact that we have approximately $5.3 million in outstanding indebtedness to Medtronic and the challenges we may face in servicing our current indebtedness with cash flow from future operations, as well as the fact that all of our assets (other than our intellectual property) are pledged as collateral secure our existing debt.

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

          Our expected financing needs are based upon management estimates as to future revenue and expense. Our business plan and financing needs are subject to change based upon, among other factors, our ability to generate revenue from both the Prostiva RF Therapy System product and our Cooled ThermoTherapy products and our ability to effectively manage costs. If our estimates of our financing needs change, we may need additional capital more quickly than we expect or we may need a greater amount of capital.

Risks Related to Our Common Stock

Our common stock was recently transferred from The NASDAQ Capital Market (“NASDAQ”) to OTC Markets Group’s OTCQB Marketplace (“OTCQB”) which could impair our ability to raise capital and will likely hinder our investors’ ability to trade our common stock in the secondary market.

          On June 5, 2013, our Board of Directors authorized the transfer of our common stock from The NASDAQ Capital Market (“NASDAQ”) and the subsequent transfer to OTC Markets Group’s OTCQB Marketplace (“OTCQB”). Beginning on June 7, 2013 our common stock is traded on the OTCQB tier of the OTC Markets, an inter-dealer, over-the-counter market. As compared to securities quoted on a national exchange such as NASDAQ, selling our common stock could be more difficult because smaller quantities of shares are likely to be bought and sold, transactions could be delayed, security analysts’ coverage of us may be reduced, and our common stock may trade at a lower market price than it otherwise would.

          In addition, our common stock is now subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor could find it more difficult to buy or sell our common stock in the open market.

          We also believe that moving to the OTCQB Marketplace could impair our ability to raise any capital we may require in the future through an equity financing. There can be no assurance that our common stock may be sold without a significant negative impact on the price per share or that any market will continue to exist for our common stock.

Fluctuations in our future operating results may negatively affect the market price of our common stock.

          Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

•	the timing, volume and pricing of customer orders for both control units and procedure kits;
•	the impact to the marketplace of competitive products and pricing;
•	the timing of expenses, including those relating to sales and marketing, and research and development;
•	product availability and cost; and
•	changes in or announcements regarding potential changes to the Centers for Medicare and Medicaid Services (CMS) reimbursement rates.

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

          We face intense competition from other providers of therapies and treatments for BPH, primarily the pharmaceutical companies that sell BPH medications. Drug therapy is currently the first-line therapy prescribed by most physicians – both primary care physicians and urologists – in the United States for BPH. We also face competition from other device manufacturers and surgical manufacturers that provide BPH therapies. Some of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe that urologists choose among BPH treatments based upon a number of factors, including clinical effectiveness, patient comfort and safety, and price and reimbursement rates. Our sales and marketing efforts are focused on differentiating our products from other competitive BPH therapies based upon these factors with the goal of establishing our products as the first-line therapeutic procedure prescribed by most physicians. We believe that in order to compete successfully with pharmaceutical companies, we must develop and execute compelling sales and marketing campaigns that educate urologists and patients as to the benefits of our products. However, even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

          All of our revenues are derived from sales of our Cooled ThermoTherapy control units and single-use treatment catheters and treatments delivered through our Urologix mobile service and from sales of the Prostiva® Radio Frequency (RF) System. Both Cooled ThermoTherapy products and the Prostiva products are minimally invasive treatments for benign prostatic hyperplasia (BPH). As a result, our success is solely dependent upon the success of minimally invasive treatments for BPH. We do not have any other lines of business or other significant sources of revenue to rely upon if we are unable to sell our products. If selling prices or the market for these products decline or we are not able to more widely popularize the use of our minimally invasive therapies among urologists and patients. Our lack of diversification means that we may not be able to adapt to changing market conditions, changes in regulation (including regulation affecting reimbursement for our products), increased competition or any decline in demand for minimally invasive BPH treatments.

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

          The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in March 2010. As a U.S. based company with significant sales in the United States, these health care reform laws will materially impact us and are expected to materially impact us. Certain provisions of these laws will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established. Accordingly, it is unclear what the full impact will be from the recent health care reform legislation. However, beginning in January 2013, the legislation imposes a 2.3% excise tax on sales of our Cooled ThermoTherapy and Prostiva products in the United States. We expect the new tax will materially and adversely affect our business, cash flows and results of operations. For the fiscal year ended June 30, 2013, we paid approximately $106,000 in medical device excise tax.

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

          We manufacture CoolWave control units and single-use treatment catheters for use with CoolWave control units at our suburban Minneapolis facility. Our success will depend upon our ability to cost-effectively manufacture a reliable product and deliver that product in a timely manner. We may encounter difficulties in maintaining production efficiencies, quality control and assurance, component supply and qualified personnel. We cannot offer assurance that we will be able to manufacture a reliable product and deliver that product to customers in a timely fashion. Our failure to maintain a reputation among our customers as a timely, responsive manufacturer, or our failure to remedy manufacturing issues in a timely manner and to our customers’ satisfaction, or higher than expected manufacturing costs, would adversely affect our business.

          Other than the CoolWave control units and CTC Advance® catheter procedure kits, we outsource the remaining manufacturing for our products. We assemble CoolWave control units and procedure kits using materials and components supplied by various subcontractors and suppliers, as well as components we fabricate. We rely on single sources for several components, one of which is obtained from a source that has a patent for the technology. We also outsource the manufacturing of the Prostiva product line.

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

We are dependent on key personnel.

          Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Gregory J. Fluet, our Chief Executive Officer, Brian J. Smrdel, our Chief Financial Officer, and Lisa Ackermann, our Executive Vice President, Sales and Marketing. Each of these members of senior management is employed “at will” by us. However, if there is a change in control and we terminate Mr. Fluet’s, Mr. Smrdel’s or Ms. Ackermann’s employment without cause, we would be required to make specified payments to him or her as described in an amended and restated change of control letter agreement dated April 23, 2012. We do not have key person life insurance on any member of senior management.

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
(“Medtronic”) and its subsidiary, VidaMed, Inc., relating to the Prostiva RF Therapy System. In addition, on June 28, 2013 we entered into a Restructuring Agreement and Amendment to Transaction Documents (the “Restructuring Agreement”). For a summary of the agreements with Medtronic, please see “Prostiva Related Agreements” in the “Business” section of this Annual Report on Form 10-K. The addition of the Prostiva RF product to our business and these agreements present additional risks to us and our business that are described below.

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

          The term of the License Agreement is ten years or the earlier closing date of a purchase under the Acquisition Option Agreement. In addition, either party may terminate the License Agreement by written notice for breach after an opportunity to cure and Medtronic may terminate the License Agreement in the event of our bankruptcy or insolvency. The License Agreement also will automatically terminate concurrently with certain terminations of the Transition Services and Supply Agreement, including terminations relating to regulatory challenges specified under the Transition Services and Supply Agreement. Upon termination of the License Agreement, all rights to the Prostiva intellectual property will revert back to Medtronic and the Transition Services and Supply Agreement and Acquisition Option Agreement will terminate. Further, upon termination of the License Agreement by Medtronic as a result of our breach or bankruptcy or default on the promissory note entered into with Medtronic on June 28, 2013, Medtronic will have the right to repurchase the assets from us that we previously purchased under the Asset Purchase Agreement for the same purchase price we previously paid.

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

The Prostiva RF Therapy System license, Restructuring Agreement and other agreements require significant future payments.

          Under the License Agreement,, Transition Services and Supply Agreement, and Restructuring Agreement with Medtronic for the Prostiva RF Therapy System, we are obligated to make certain future payments, including:

•	$65,000 annually as a license maintenance fee;
•

Royalties on net sales of product payable thirty days following the end of each contract year (or minimum royalty amounts beginning in the second contract year that are payable ninety days following the end of each contract year);

•

five equal annual payments of principal and accrued interest beginning on March 31, 2015 on the $5,332,538 promissory note which accrues interest at 6 percent compounded annually. The promissory note represents amounts owed to Medtronic for inventory received as part of the acquisition of the Prostiva business, as well as inventory purchased subsequent to the acquisition.

          Our failure to pay these amounts when due would be a breach of the agreement, entitling Medtronic to terminate these agreements and our right to sell the Prostiva product after proper notice and an opportunity to cure.

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

          As detailed above, we face a number of risks in our business and risks associated with our Cooled ThermoTherapy products. Because the addition of the Prostiva RF Therapy System to our product portfolio presents some of these same risks to us, these risks may be magnified. For example, with the Prostiva RF Therapy System, we face risks associated with:

•	reliance on third party reimbursement;
•	intense competition, primarily from pharmaceutical companies that market and sell BPH medication;
•	our lack of diversification because our products are minimally invasive treatments for BPH;
•	significant impact of government regulation;
•	risk of product liability claims;
•	risk of managing third party manufacturers; and
•	the possibility of product recalls.

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

          Our common stock was traded on The Nasdaq Capital Market under the symbol “ULGX” through June 6, 2013. As a result of our voluntary delisting from the Nasdaq Capital Market on June 5, 2013, our common stock began trading on the OTCQB Marketplace (“OTCQB”) under the symbol “ULGX” on June 7, 2013. The following table sets forth quarterly high and low last-sale prices of our common stock for each quarter during the past two fiscal years.

		Quarter
Fiscal Year		First	Second	Third	Fourth

2013	High	$1.00	$0.84	$0.77	$0.54
	Low	0.64	0.61	0.54	0.16

2012	High	$1.17	$1.08	$1.60	$1.28
	Low	0.86	0.86	1.05	0.77

          The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

          To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

          The table below presents our equity compensation plan information as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,093,818	$1.33	1,719,165
Equity compensation plan not approved by security holders	-	-	-
Total	2,093,818	$1.33	1,719,165

          The “equity compensation plans approved by security holders” listed above represent shares issuable under the Urologix, Inc. 2012 Stock Incentive Plan, an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933. Shareholders approved the most recent Stock Incentive Plan at the 2012 Annual Meeting of Shareholders held on November 16, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

	Years ended June 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statements of Operations Data:

Sales	$16,590	$17,027	$12,571	$14,771	$12,816
Cost of goods sold	8,407 (1)	8,645	6,030	6,569	6,367

Gross profit	8,183	8,382	6,541	8,202	6,449

Costs and Expenses:
Sales and marketing	7,719	7,027	5,197	5,657	5,849
General and administrative	2,515	3,393	2,808	2,944	2,685
Research and development	2,269	2,189	2,238	1,834	2,356
Change in value of acquisition consideration	(447)	(172)	-	-	-
Gain on demutualization	(321)	-	-	-	-
Medical device tax	106	-	-	-	-
Amortization of identifiable intangible assets	104	90	24	24	24
Impairment of identifiable intangible assets	160 (2)	-	-	-	-

Total costs and expenses	12,105	12,527	10,267	10,459	10,914

Operating loss	(3,922)	(4,145)	(3,726)	(2,257)	(4,465)
Interest income/(expense), net	(555)	(482)	1	-	53
Gain on debt extinguishment	206	-	-	-	-
Foreign currency exchange gain/(loss)	(7)	(13)	-	-	-
Loss before income taxes	(4,278)	(4,640)	(3,725)	(2,257)	(4,412)
Income tax expense (benefit)	14	55	8	(88)	7
Net loss	$(4,292)	$(4,695)	$(3,733)	$(2,169)	$(4,419)

Basic:

Net loss per common share:	$(0.21)	$(0.32)	$(0.26)	$(0.15)	$(0.31)
Weighted average shares used in computing net loss per share	20,703	14,741	14,556	14,508	14,469
Diluted:

Net loss per common share:	$(0.21)	$(0.32)	$(0.26)	$(0.15)	$(0.31)
Weighted average shares used in computing net loss per share	20,703	14,741	14,556	14,508	14,469

	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$2,290	$1,899	$3,061	$5,702	$7,032
Working capital/(deficit) (3)	3,865	(1,520)	4,038	6,720	7,963
Total assets	12,527	12,676	6,763	10,203	12,141
Total liabilities	12,107	12,050	1,917	1,997	2,216
Shareholders’ equity	420	626	4,846	8,206	9,925

(1)	Includes a $274,000 non-cash charge to partially impair our developed technology acquired as part of the Prostiva acquisition as of June 30, 2013.

(2)	Represents the following non-cash charges to partially impair intangible assets acquired as part of the Prostiva acquisition as of June 30, 2013:

Customer Base	$95,000
Trademarks	$65,000

(3)

Significant increase in working capital from fiscal year 2012 to fiscal year 2013 is a result of the restructuring of the Prostiva liabilities from accounts payable and short-term deferred acquisition payment to long-term debt.

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Sales	$3,970	$4,354	$4,082	$4,184
Gross profit	2,016	2,237	2,026	1,905	(1)
Loss before income taxes	(1,053)	(954)	(988)	(1,281	)(2)
Net Loss	(1,069)	(970)	(1,005)	(1,247	)(2)
Basic net loss per share	$(0.05)	$(0.05)	$(0.05)	$(0.06)
Diluted net loss per share	$(0.05)	$(0.05)	$(0.05)	$(0.06)

(1) Includes a non-cash impairment charge of $274,000 related to developed technologies acquired as part of the Prostiva acquisiton.

(2) Includes the following non-cash charges to partially impair intangibles assets acquired as part of the Prostiva acquisiton as of June 30, 2013:

Developed Technologies	$274,000
Customer Base	95,000
Trademarks	65,000
$434,000

	Year Ended June 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Sales	$3,142	$4,653	$4,735	$4,497
Gross profit	1,415	2,289	2,401	2,277
Loss before income taxes	(1,379)	(1,113)	(941)	(1,208)
Net Loss	(1,384)	(1,119)	(968)	(1,225)
Basic net loss per share	$(0.09)	$(0.08)	$(0.07)	$(0.08)
Diluted net loss per share	$(0.09)	$(0.08)	$(0.07)	$(0.08)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          Our goal is to grow our business by establishing Cooled ThermoTherapy and Prostiva RF Therapy as the preferred therapeutic options considered by urologists for their BPH patients in the earlier stages of disease progression who do not want to take chronic BPH medication or are unhappy with the side effects, costs or results. A urologist can choose between our two therapies based upon clinical criteria specific to the BPH patient’s presentation. Our business strategy to achieve this goal is to:

•	Educate patients and urologists on the benefits of Cooled ThermoTherapy and Prostiva RF Therapy through the Company’s “Think Outside the Pillbox!” campaign and other market development efforts,

•	Increase utilization of Cooled ThermoTherapy and Prostiva RF Therapy by urologists who already have access to a Cooled ThermoTherapy and/or Prostiva RF Therapy system,

•	Increase the number of urologists who utilize one or both of our therapy treatment options for their patients,

•	Continue to partner with our European distributors to support the customers outside the United States, and

•	Pursue other technologies to add to our portfolio that fit our brand, distribution channels and clinical standards through acquisition or other partnering structures.

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

          We have incurred net losses of $4.3 million in fiscal year 2013, and $4.7 million and $3.7 million in the fiscal years ended 2012 and 2011, respectively. In addition, we have accumulated aggregate net losses since the inception of business through June 30, 2013 of $119.0 million. In the first quarter of fiscal year 2012 we entered into a license agreement with Medtronic and paid Medtronic $500,000 of the $1,000,000 initial license fee on September 6, 2011. On June 28, 2013, we entered into a Restructuring Agreement with Medtronic related to the $7.5 million in obligations we owed to Medtronic under the Transaction Documents. As part of this agreement we paid Medtronic $2.0 million in satisfaction of royalties earned for the 12 months ended September 6, 2012, the second half of the initial licensing fee, the license maintenance fee for the 12 month period ended September 6, 2012, for outstanding transition services fees, and for payment for Prostiva inventory included as part of the acquisition and purchased subsequent to the acquisition. In addition, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note will accrue at a rate of 6 percent, compounded annually and is payable in five equal installments of principal plus accrued interest on March 31st of each year beginning on March 31, 2015. The $206,000 difference between the $7.5 million in obligations owed to Medtronic and the $2.0 million paid and the $5.3 million Note was recorded as a gain on debt extinguishment. It was the Company’s preference to extend the payment terms to Medtronic as long as possible in order to allow us to deploy our cash resources to turnaround the Prostiva business and implement our market development strategy.

          During the quarter ended September 30, 2012, the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which contributed approximately $3.8 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations, the $2.0 million payment to Medtronic in June 3013 for liabilities associated with the Prostiva acquisition, and the remaining liabilities related to the Prostiva acquisition and Note owed to Medtronic, there is substantial doubt about our ability to continue as a going concern. Our cash, cash generated from operations, if any, and available borrowings under our agreement with Silicon Valley Bank, may not be sufficient to sustain day-to-day operations for the next 12 months, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, or if our cost reduction is not effective. Our ability to continue as a going concern is dependent upon improving our liquidity. The Company may seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both.

          Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.

          As stated in our press release of August 20, 2013, we expect revenues in fiscal year 2014 to be in the range of $15 to $17 million. Our actual revenue results could differ materially from our expectation as a result of risks and uncertainties, including those set forth in Item 1A “Risks Factors” of this Form 10-K.

Critical Accounting Policies and Estimates:

          In accordance with Securities and Exchange Commission guidance, we set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Revenue Recognition

          We recognize revenue from the sale of Cooled ThermoTherapy control units upon delivery to the customer, which include urologists, urology practices, mobile units, clinics and hospitals. We recognize revenue from the sale of Prostiva generators upon shipment to the customer. Revenue is recognized in accordance with generally accepted accounting principles as outlined in Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. In addition to our sales of Cooled ThermoTherapy control units and Prostiva generators, we place our control units and generators with customers free of charge under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy and Prostiva RF Therapy treatments via our Urologix mobile service. We retain title to the control units and generators placed with our customers for evaluation and longer-term use. These programs, as well as our Urologix mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters and Prostiva handpieces. The free use of our Cooled ThermoTherapy control units and Prostiva generators are bundled with the sale of single-use treatment catheters or Prostiva handpieces and scopes, respectively, and are considered a single unit of accounting. Revenue from the bundled sales is recognized when the single-use treatment catheters or handpieces and scopes are shipped to our customers. Revenue from our mobile service is recognized upon treatment of the patient. Revenue for extended warranty service contracts is deferred and recognized over the contract period on a straight-line basis. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Should actual sales returns differ from our estimates, revisions to the sales return reserve would be required. Sales and use taxes are reported on a net basis, excluding them from revenue.

Inventories

          We value our inventories, consisting primarily of control units, single-use treatment catheters, and raw materials to produce the control units and treatment catheters, at the lower of cost or market value on a first-in, first-out (“FIFO”) basis. The inventory cost includes merchandise, labor, overhead and freight. A periodic review of the inventory on hand is performed to determine if the inventory is properly stated at the lower of cost or market. In performing this analysis we consider, at a minimum, the following factors: average selling prices, reimbursement changes, and changes in demand for our products due to competitive conditions or market acceptance. Each type of inventory is analyzed to determine net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required (a new cost basis).

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

          Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets and goodwill, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimate.

          As a result of the delisting of our common stock from the NASDAQ exchange on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition were impaired. As a result, we recorded an impairment charge of $274,000 on our developed technology asset which was recorded in cost of goods sold, a $95,000 impairment charge on our customer base asset and a $65,000 impairment charge on trademarks both of which were recorded in operating expense. There was no impairment of goodwill as it was determined that the fair value of the reporting unit exceeded its carrying amount as of June 30, 2013. See Footnote 11 for a description of our intangible assets and the impairment charges recorded as of June 30, 2013.

Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2013, we carried a valuation allowance of $30.2 million against our net deferred tax assets.

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

Results of Operations

Fiscal Years Ended June 30, 2013 and 2012

Net Sales

          Net sales decreased 3 percent to $16.6 million in fiscal year 2013 from $17.0 million in fiscal year 2012. The decrease in sales from fiscal year 2012 is due to a slight decline in sales of our Cooled ThermoThearpy product line of $709,000, partially offset by a slight increase in sales of our Prostiva product line of $271,000. The increase in sales of our Prostiva product line was a result of a full year of Prostiva sales in fiscal year 2013 compared to only approximately ten months of sales in fiscal 2012 as a result of the Prostiva acquisition on September 6, 2011.

Cost of Goods Sold and Gross Profit

          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Cooled ThermoTherapy mobile service, as well as costs for the Prostiva products. Cost of goods sold for fiscal year 2013 decreased $238,000 or 3 percent to $8.4 million, from $8.6 million in fiscal year 2012. This decrease in cost of goods sold is a result of the decrease in sales year over year as well as better absorption of manufacturing expenses and reductions in royalty expenses which expired at the end of fiscal 2012. These decreases were partially offset by a $274,000 impairment charge related to the developed technologies acquired in the Prostiva acquisition.

          Gross profit as a percentage of sales remained consistent at 49 percent in fiscal years 2013 and 2012. The fiscal year 2013 gross margin percentage was impacted by 2 percentage points as a result of the $274,000 developed technology impairment charge mentioned above.

Sales and Marketing

          Sales and marketing expenses in fiscal year 2013 increased $692,000, or 10 percent, to $7.7 million from $7.0 million in fiscal year 2012. The increase in sales and marketing expense is the result of a $674,000 increase in wages and benefits, including commissions, as a result of the expansion of the sales force from the Prostiva acquisition which occurred at the end of the first quarter of fiscal 2012.

General & Administrative

          General and administrative expense in fiscal year 2013 decreased $878,000, or 26 percent, to $2.5 million from $3.4 million in fiscal year 2012. The decrease in general and administrative expense is mainly a result of a decrease in legal and audit fees of $333,000 as a result of one-time expenses related to the Prostiva transaction in fiscal 2012. The remaining decrease largely relates to a $337,000 decrease in non-cash accretion expense on the contingent deferred acquisition payments as a result of a shift of accretion expense from general and administrative expenses to interest expense in the current fiscal year as a result of the restructuring of Medtronic liabilities.

Research and Development

          Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, increased slightly to $2.3 million for fiscal year 2013, from $2.2 million in fiscal year 2012. The $80,000, or 4 percent, increase in research and development expense is due to an increase in product testing and project materials of $37,000, a $28,000 increase in recruiting fees, as well as an increase of $21,000 in consulting expenses, net of compensation expense savings as a result of open headcount positions.

          The fiscal year 2013 research and development expenses includes $206,000 of transition services fees that were not paid as a result of the Restructuring Agreement entered into on June 28, 2013 with Medtronic. The non-payment of these fees was recorded in a separate line as a gain on debt extinguishment in our Statements of Operations.

Change in Value of Acquisition Consideration

          The change in the value of acquisition consideration of $447,000 for the fiscal year ended June 30, 2013 represents the net effect of a reduction in fair value of contingent consideration of $1.4 million, partially offset by an increase of $933,000 in non-contingent consideration. These changes are due to an increase in the projected time it will take the Company to reach the cumulative $10 million of royalty and license fees owed on the Prostiva acquisition, and reduced the projected royalty payments in excess of contractual minimums in earlier years.

Gain on Demutualization

          The one-time gain on demutualization of $321,000 for the fiscal year ended June 30, 2013 represents the gain resulting from the demutualization of our products liability insurance carrier.

Medical Device Tax

          The medical device excise tax expense of $106,000 for the fiscal year ended June 30, 2013 represents the excise tax imposed beginning January 1, 2013 on all U.S. medical device sales as part of the Federal health care reform legislation.

Amortization of Identifiable Intangible Assets

          Amortization of identifiable intangible assets was approximately $104,000 in fiscal years 2013 compared to $90,000 in fiscal year 2012. The increase in the amortization expense of $14,000 is a result of having a full year of amortization expense related to the intangible assets acquired as part of the Prostiva acquisition, compared to only 10 months in the previous fiscal year.

Impairment of Identifiable Intangible Assets

          We recorded an impairment charge of $160,000 on identifiable intangible assets in fiscal year 2013. The impairment charge relates to a $95,000 write-down of the customer base and a $65,000 write-down of the trademarks acquired as part of the Prostiva acquisition.

Net Interest Income/(Expense)

          Net interest expense of approximately $555,000 for the fiscal year ended June 30, 2013, increased $73,000 over interest expense of $482,000 for the fiscal year ended June 30, 2012. Interest expense represents the non-cash interest accretion on the non-contingent deferred acquisition payments. The increase in interest expense is a result of a shift of accretion expense from general and administrative expenses to interest expense in the current fiscal year as a result of the restructuring of Medtronic liabilities.

Gain on Debt Extinguishment

          The one-time gain on debt extinguishment of $206,000 is a result of the Restructuring Agreement entered into on June 28, 2013 with Medtronic which resulted in the restructuring of $7.5 million in outstanding Prostiva liabilities into a $2.0 million cash payment and a $5.3 million promissory note.

Provision for Income Taxes

          We recorded $14,000 of income tax expense for the fiscal year ended June 30, 2013 compared to income tax expense of $55,000 for the fiscal year ended June 30, 2012. The decrease in income tax expense of $41,000 is mainly the result of adjustments to the deferred tax liability resulting from the amortization of goodwill for tax purposes created in the Prostiva acquisition in the current fiscal year, partially offset by state taxes.

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

          Gross profit as a percentage of sales decreased to 49 percent in fiscal year 2012 from 52 percent in the prior fiscal year. The three percentage point decrease in fiscal year 2012 as compared to fiscal year 2011 is primarily the result of the addition to the product mix of the lower margin Prostiva product line.

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

Liquidity and Capital Resources

          We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of June 30, 2013, we had cash of $2.3 million compared to cash of $1.9 million as of June 30, 2012. The increase in cash of $391,000 is the result of the use of approximately $3.4 million of net cash for operating and investing activities, partially offset by the completion of a secondary offering in the first quarter of fiscal 2013 which contributed approximately $3.8 million of net proceeds.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. On June 28, 2013, we entered into a Restructuring Agreement with Medtronic related to the $7.5 million in obligations we owed to Medtronic under the Transaction Documents. As part of this agreement we paid Medtronic $2.0 million in satisfaction of royalties earned for the 12 months ended September 6, 2012, the second half of the initial licensing fee, the license maintenance fee for the 12 month period ended September 6, 2012, for outstanding transition services fees, and for Prostiva inventory included as part of the acquisition and purchased subsequent to the acquisition. In addition, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note will accrue at a rate of 6 percent, compounded annually and is payable in five equal installments of principal plus accrued interest on March 31st of each year beginning on March 31, 2015. The $206,000 difference between the $7.5 million in obligations owed to Medtronic and the $2.0 million paid and the $5.3 million Note was recorded as a gain on debt extinguishment.

          During the first quarter of fiscal year 2013 the Company completed a follow-on offering which contributed approximately $3.8 million of net proceeds. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the need for additional working capital to support future operations, there is substantial doubt about our ability to continue as a going concern. The Company’s cash and cash equivalents may not be sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, maintain available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012, as amended on November 30, 2012, and aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic. The line of credit with Silicon Valley Bank allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of June 30, 2013, the Company has not borrowed against this facility.

          As part of our efforts to align our expenses with our revenue, management adopted a cost reduction plan which calls for cuts in planned spending and expense in nearly all departments. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs, operating expenses, and Note repayments, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, or if our cost reduction plan is not effective.

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

          The fiscal year 2013 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Cash Provided by Operating Activities

          During fiscal year 2013, we used $2.0 million of cash from operating activities compared to $713,000 in fiscal year 2012. The net loss of $4.3 million included non-cash charges of $674,000 from depreciation and amortization expense, $434,000 of impairment of long-lived assets, $257,000 from stock-based compensation expense and $544,000 of accreted interest expense, which was partially offset by a $447,000 gain as a result of a fair value adjustment to deferred acquisition payments and a $206,000 gain on debt extinguishment. Changes in operating items resulted in the generation of $1.1 million of operating cash flow for the period as a result of higher accounts payable of $1.8 million, partially offset by higher inventory balances of $626,000 and lower accrued expenses and deferred income of $227,000. The increase in accounts payable is the result of additional purchases of Prostiva product during the period. As of June 30, 2013, $4.3 million of accounts payable related to Prostiva inventory purchases were included in the $5.3 million promissory note to Medtronic and shown as long-term debt on the balance sheet as a result of the Restructuring Agreement with Medtronic. The increase in inventory is a result of increased finished goods mainly related to purchases of Prostiva generators. The decrease in accrued expenses and deferred income is the result of a decrease in miscellaneous accruals mainly related to a decrease in the sales tax accrual as a result of a favorable outcome of a sales tax audit.

Cash Used for Investing Activities

          We used $1.5 million for investing activities of which $1.4 million relates to payment of liabilities related to the Prostiva RF Therapy System acquisition. The remaining $111,000 of investing activities relates to the purchase of property and equipment to support our business operations and investments in intellectual property. See Note 4 to the Condensed Financial Statements for further details on the Prostiva acquisition.

Cash Provided by Financing Activities

          We generated $3.8 million of cash from financing activities. During the first quarter of fiscal year 2013 we sold 5,980,000 shares of common stock at a price of $0.75 per share, resulting in net proceeds of $3.8 million, after deducting underwriting discounts and commissions and other expenses payable by the Company. In addition, we generated $15,000 of proceeds from stock option exercises.

Contractual Commitments

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of June 30, 2013, our property and equipment, net, included approximately $462,000 of control units, generators and scopes used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

          Future contractual commitments that will affect cash flows are as follows (in thousands):

	2014	2015	2016	2017	2018
Building and equipment leases	$224	$225	$228	$31	$5

Prostiva Payments

          Prostiva payments are commitments related to the acquisition of the Prostiva RF Therapy product line from Medtronic on September 6, 2011 (see Footnote 4 for more details). Royalty obligations represent royalties, including minimum royalty obligations, based on management’s estimates of future revenues to be generated through sales of Prostiva products. Actual revenues generated through sales of Prostiva product and actual royalty payments may differ from these estimates. In addition, on June 28, 2013, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note will accrue at a rate of 6 percent, compounded annually and is payable in five equal installments of principal plus accrued interest on March 31st of each year beginning on March 31, 2015 (see Footnote 12 for more details).

	Fiscal Years
	2014	2015	2016	2017	2018
Prostiva Payments
Annual license maintenance fee	$65	$65	$65	$65	$65
Royalty obligations	650	650	650	672	797
Note payments, including interest	-	1,342	1,342	1,342	1,342
Total contractual Prostiva payments	$715	$2,057	$2,057	$2,079	$2,204

Off Balance Sheet Arrangements

          We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

          Information regarding recently issued accounting pronouncements is included in Note 2 to the Financial Statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our financial instruments include cash and as a result we do not have a material market risk exposure.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2013.

*          *          *

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm, Baker Tilly Virchow Krause, LLP regarding internal controls over financial reporting. Management’s report was not subject to attestation by Baker Tilly Virchow Krause, LLP pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors
Urologix, Inc.

We have audited the accompanying balance sheet of Urologix, Inc. as of June 30, 2013, and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has suffered recurring operating losses and negative cash flows from operations, and needs additional working capital to support future operations. These factors raise substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
September 20, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Urologix, Inc.:

We have audited the accompanying balance sheet of Urologix, Inc. (the Company) as of June 30, 2012, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Minneapolis, Minnesota
September 21, 2012

Urologix, Inc.
Balance Sheet
(In thousands)

	June 30,
	2013	2012
ASSETS
Current Assets:
Cash	$2,290	$1,899
Accounts receivable, net of allowance of $79 and $83, respectively	2,132	2,132
Inventories	1,952	1,448
Prepaids and other current assets	128	290
Total current assets	6,502	5,769
Property and equipment:
Property and equipment	12,165	12,006
Less accumulated depreciation	(11,430)	(11,144)
Property and equipment, net	735	862
Other intangible assets, net	1,587	2,262
Goodwill	3,036	3,115
Long-term inventories	662	663
Other assets	5	5
Total assets	$12,527	$12,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$628	$3,376
Accrued compensation	721	732
Deferred income	5	7
Short-term deferred acquisition payment	681	2,395
Other accrued expenses	602	779
Total current liabilities	2,637	7,289

Deferred tax liability	36	35
Long-term deferred acquisition payment	4,026	4,613
Long-term debt	5,333	-
Other accrued expenses	75	113
Total liabilities	12,107	12,050
Commitments and Contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 25,000 shares authorized; 20,909 and 14,803 shares issued; and 20,795 and 14,719 shares outstanding	208	147
Additional paid-in capital	119,230	115,205
Accumulated deficit	(119,018)	(114,726)
Total shareholders’ equity	420	626
Total liabilities and shareholders’ equity	$12,527	$12,676

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Statements of Operations
(In thousands, except per share data)

	For the Years Ended June 30
	2013	2012	2011
SALES	$16,590	$17,027	$12,571
COST OF GOODS SOLD	8,407	8,645	6,030
Gross profit	8,183	8,382	6,541

COSTS AND EXPENSES
Sales and marketing	7,719	7,027	5,197
General and administrative	2,515	3,393	2,808
Research and development	2,269	2,189	2,238
Change in value of acquisition consideration	(447)	(172)	-
Gain on demutualization	(321)	-	-
Medical device tax	106	-	-
Amortization of identifiable intangible assets	104	90	24
Impairment of identifiable intangible assets	160	-	-
Total costs and expenses	12,105	12,527	10,267
OPERATING LOSS	(3,922)	(4,145)	(3,726)

INTEREST INCOME/(EXPENSE)	(555)	(482)	1
GAIN ON DEBT EXTINGUISHMENT	206
FOREIGN CURRENCY EXCHANGE LOSS	(7)	(13)	-
LOSS BEFORE INCOME TAXES	(4,278)	(4,640)	(3,725)
INCOME TAX EXPENSE	14	55	8
NET LOSS	$(4,292)	$(4,695)	$(3,733)

NET LOSS PER COMMON SHARE - BASIC	$(0.21)	$(0.32)	$(0.26)

NET LOSS PER COMMON SHARE - DILUTED	$(0.21)	$(0.32)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	20,703	14,741	14,556

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	20,703	14,741	14,556

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Statements of Shareholders’ Equity
(In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, June 30, 2010	14,447	$144	$114,360	$(106,298)	$8,206
Net loss	-	-	-	(3,733)	(3,733)
Stock options exercised	6	-	4	-	4
Vesting of restricted stock	47	1	(1)	-	-
Stock-based compensation	-	-	369	-	369
Balance, June 30, 2011	14,500	$145	$114,732	$(110,031)	$4,846
Net loss	-	-	-	(4,695)	(4,695)
Stock options exercised	104	1	115	-	116
Vesting of restricted stock	115	1	(1)	-	-
Stock-based compensation	-	-	359	-	359
Balance, June 30, 2012	14,719	$147	$115,205	$(114,726)	$626
Net loss	-	-	-	(4,292)	(4,292)
Stock options exercised	20	-	15	-	15
Vesting of restricted stock	76	1	(1)	-	-
Stock-based compensation	-	-	257	-	257
Issuance of common stock	5,980	60	3,754	-	3,814
Balance, June 30, 2013	20,795	$208	$119,230	$(119,018)	$420

The accompanying notes to financial statements are an integral part of these statements

Urologix, Inc.
Statements of Cash Flows
(In thousands)

	For the Years Ended June 30
	2013	2012	2011

OPERATING ACTIVITIES
Net loss	$(4,292)	$(4,695)	$(3,733)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	674	695	565
Impairment of long-lived assets	434	-	-
Employee stock-based compensation expense	257	359	369
Provision for bad debts	(23)	(34)	(46)
Loss on disposal of assets	7	15	12
Accretion expense on deferred acquisition payments	544	644	-
Net adjustment to acquisition consideration	(447)	(172)	-
Gain on debt extinguishment	(206)	-	-
Deferred income taxes	1	35	-
Change in operating assets and liabilities:
Accounts receivable	23	(740)	66
Inventories	(626)	131	243
Prepaids and other assets	162	(41)	234
Accounts payable	1,760	2,635	307
Accrued expenses and deferred income	(227)	455	(387)
Net cash used for operating activities	(1,959)	(713)	(2,370)

INVESTING ACTIVITIES
Purchase of property and equipment	(79)	(57)	(272)
Acquisition of business	(1,368)	(500)	-
Other	(32)	(8)	(3)
Net cash used for investing activities	(1,479)	(565)	(275)

FINANCING ACTIVITIES
Proceeds from stock option exercises	15	116	4
Issuance of common stock	3,814	-	-
Net cash provided by financing activities	3,829	116	4

NET INCREASE/(DECREASE) IN CASH	391	(1,162)	(2,641)

CASH
Beginning of period	1,899	3,061	5,702
End of year	$2,290	$1,899	$3,061

Supplemental cash-flow information
Income taxes paid during the period	$17	$12	$17
Net carrying amount of inventory transferred to property and equipment	$202	$293	$128
Non-cash consideration for acquisition	$-	$6,532	$-
Deferred acquisition payment and accounts payable transferred to long-term debt	$5,333	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
Notes to Financial Statements

1.	Nature of Business

Description of Operating Activities

          Urologix, Inc. (the “Company,” “Urologix,” “we”) consists of one reportable segment. Urologix is based in Minneapolis and develops, manufactures and markets minimally invasive medical products for the treatment of obstruction and symptoms due to Benign Prostatic Hyperplasia (BPH). Urologix’ Cooled ThermoTherapy™ produces targeted microwave energy combined with a unique cooling mechanism to protect healthy tissue and enhance patient comfort. The Cooled ThermoTherapy™ product line includes the CoolWave® and Targis® Control Units and the CTC Advance® catheter. The Prostiva® RF Therapy System owned by Medtronic, Inc. but distributed by Urologix, delivers radio frequency energy directly into the prostate destroying prostate tissue, reducing constriction of the urethra, and thereby relieving BPH voiding symptoms. Both of these products provide safe, effective and lasting relief of the symptoms and obstruction due to BPH.

2.	Significant Accounting Policies

Revenue Recognition

          We recognize revenue from the sale of Cooled ThermoTherapy control units upon delivery to the customer, which include urologists, urology practices, mobile units, clinics and hospitals. We recognize revenue from the sale of Prostiva generators upon shipment to the customer. Revenue is recognized in accordance with generally accepted accounting principles as outlined in Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. In addition to our sales of Cooled ThermoTherapy control units and Prostiva generators, we place our control units and generators with customers free of charge under a variety of programs for both evaluation and long-term use, and also provide access to Cooled ThermoTherapy and Prostiva RF Therapy treatments via our Urologix mobile service. We retain title to the control units and generators placed with our customers for evaluation and longer-term use. These programs, as well as our Urologix mobile service, are designed to expand access to our technology, and thus expand the market for our single-use treatment catheters and Prostiva handpieces. The free use of our Cooled ThermoTherapy control units and Prostiva generators are bundled with the sale of single-use treatment catheters or Prostiva handpieces and scopes, respectively, and are considered a single unit of accounting. Revenue from the bundled sales is recognized when the single-use treatment catheters or handpieces and scopes are shipped to our customers. Revenue from our mobile service is recognized upon treatment of the patient. Revenue for extended warranty service contracts is deferred and recognized over the contract period on a straight-line basis. We record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. The provision for estimated sales returns is based on historical sales returns, analysis of credit memo data and specific customer-based circumstances. Should actual sales returns differ from our estimates, revisions to the sales return reserve would be required. Sales and use taxes are reported on a net basis, excluding them from revenue.

Allowance for Doubtful Accounts

          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay when determining the adequacy of the allowance. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. Accounts receivable are written-off after management determines they are uncollectible.

UROLOGIX, INC.
Notes to Financial Statements

          Bad debt and sales returns provisions and accounts receivable write-offs for the years ended June 30, 2013, 2012 and 2011 were as follows (in thousands):

Years Ended	Beginning Balance	Provisions	Write-offs	Ending Balance

June 30, 2013	$83	$38	$ (42)	$79

June 30, 2012	50	115	(82)	83

June 30, 2011	96	(10)	(36)	50

Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	June 30, 2013	June 30, 2012

Raw materials	$734	$555
Work-in-process	112	164
Finished goods	1,768	1,392
Total inventories	$2,614	$2,111

          The June 30, 2013 finished goods inventory balance includes the inventory acquired as a result of the September 6, 2011 Prostiva acquisition, of which approximately $645,000 remained at June 30, 2013. In addition, as of June 30, 2013 and 2012, $662,000 and $663,000, respectively, of the above finished goods balance represents long-term inventories that the Company does not expect to sell within the next 12 months, however, they are not considered excess or obsolete.

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

UROLOGIX, INC.
Notes to Financial Statements

          As a result of the delisting of our common stock from the NASDAQ exchange on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition were impaired. As a result, we recorded an impairment charge of $274,000 on our developed technology asset which was recorded in cost of goods sold, a $95,000 impairment charge on our customer base asset and a $65,000 impairment charge on trademarks both of which were recorded in operating expense. There was no impairment of goodwill as it was determined that the fair value of the reporting unit exceeded its carrying amount as of June 30, 2013. See Footnote 11 for a description of our intangible assets and the impairment charges recorded as of June 30, 2013.

Property and Equipment

          Property and equipment are stated at cost. Company owned Cooled ThermoTherapy control units and Prostiva RF Therapy generators located at customer sites for evaluation and long-term use programs are transferred from inventory and classified as property and equipment that are valued at cost to manufacture and depreciated on a straight-line basis over a useful life of four years. Improvements that extend the useful lives of property and equipment are capitalized at cost and depreciated over their remaining useful lives. Repairs and maintenance are charged to expense as incurred. Depreciation is calculated using the straight-line method based upon estimated useful lives of three to seven years for machinery, equipment, furniture and vehicles. Leasehold improvements are amortized over the shorter of the useful life of the assets or term of the lease.

          Property and equipment, net consisted of the following (in thousands):

	June 30, 2013	June 30, 2012

Leasehold improvements, equipment, furniture and vehicles	$241	$284
Computer equipment	32	25
Control units, generators and scopes	462	553
Total property and equipment, net	$735	$862

          Depreciation expense for the years ended June 30, 2013, 2012 and 2011 was $401,000, $462,000 and $541,000, respectively.

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

Leases and Deferred Rent

          We lease all of our office space. We evaluate and classify all of our leases as operating or capital leases for financial reporting purposes. As of June 30, 2013, all of our leases were accounted for as operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent. Any lease incentives we receive for items such as leasehold improvements, we record a deferred credit for the amount of the lease incentive and amortize it over the lease term, which may or may not equal the amortization period of the leasehold improvements.

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

          Warranty provisions and claims for the years ended June 30, 2013, 2012 and 2011 were as follows (in thousands):

Years Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

June 30, 2013	$47	$63	$ (52)	$58

June 30, 2012	10	98	(61)	47

June 30, 2011	13	40	(43)	10

Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2013, we carried a valuation allowance of $30.2 million against our net deferred tax assets.

Stock-Based Compensation

          The Company uses the fair value recognition provisions of the revised authoritative guidance for equity-based compensation and applies the modified prospective method in determining stock compensation expense. Stock compensation expense is based on the fair value of the award at the date of grant and is recognized over the requisite service period which corresponds to the vesting period. Options typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant while restricted stock awards generally vest after one year. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model, we use historical data to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing and number of options granted at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period. The Company also grants restricted stock awards which typically vest over a period of one year to four years. Fair value for restricted stock is based on the market price on the day of grant. See Note 6 for additional discussion.

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

	For the years ended June 30,
	2013	2012	2011
Weighted average common shares outstanding - basic	20,703	14,741	14,556
Dilutive effect of stock options	-	-	-
Weighted average common shares outstanding - diluted	20,703	14,741	14,556

          The dilutive effect of stock options in the above table excludes 1.7 million, 1.2 million, and 1.9 million of underlying options for which the exercise price was higher than the average market price for the years ended June 30, 2013, 2012 and 2011, respectively. In addition, dilutive potential common shares of 1,061 shares, 26,653 shares and 918 shares, where the exercise price was lower than the average market price, were excluded from diluted weighted average common shares outstanding for the year ended June 30, 2013, 2012 and 2011, respectively as they would be anti-dilutive due to our net loss for those years.

Research and Development Costs

          Research and development costs are charged to expense as incurred.

Shipping and Handling Costs

          The Company includes shipping and handling revenues in sales and shipping and handling costs in cost of goods sold.

Concentration of Cash

          The Company deposits its cash in what management believes are high credit quality financial institutions. The balance, at times, may exceed federally insured limits.

Financial Instruments

          The carrying amounts of our accounts receivable and accounts payable approximate fair value due to their short-term nature.

UROLOGIX, INC.
Notes to Financial Statements

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

3.	Liquidity

          At June 30, 2013, the Company had cash and cash equivalents of $2,290,000. The Company incurred net losses of $4,292,000 in fiscal year 2013 and $4,695,000 and $3,733,000 in the fiscal years ended 2012 and 2011, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through June 30, 2013 of $119.0 million.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on the one-year anniversary of this date, September 6, 2012. On June 28, 2013, we entered into a Restructuring Agreement with Medtronic related to the $7.5 million we owed to Medtronic under the Transaction Documents. As part of this agreement we paid Medtronic $2.0 million in satisfaction of royalties earned for the 12 months ended September 6, 2012, the second half of the initial licensing fee, the license maintenance fee for the 12 month period ended September 6, 2012, for outstanding transition services fees, and for Prostiva inventory included as part of the acquisition and purchased subsequent to the acquisition. In addition, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note will accrue at a rate of 6 percent, compounded annually and is payable in five equal installments of principal plus accrued interest on March 31st of each year beginning on March 31, 2015. The $206,000 difference between the $7.5 million in obligations owed to Medtronic and the $2.0 million paid and the $5.3 million Note was recorded as a gain on debt extinguishment.

UROLOGIX, INC.
Notes to Financial Statements

          During the first quarter of fiscal 2013, the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which contributed approximately $3.8 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the need for additional working capital to support future operations, there is substantial doubt about our ability to continue as a going concern. The Company’s cash may not be sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, maintain available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012, as amended on November 30, 2012 and aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic. The line of credit with Silicon Valley Bank allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of June 30, 2013 the Company has not borrowed against this facility.

          There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs, operating expenses, and Note repayments, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support.

          The Company’s current plan to improve its cash and liquidity position is to generate expected revenues both from sales of our Cooled ThermoTherapy and Prostiva products which will help generate improved cash flow from our business. In addition, management adopted a cost reduction plan which calls for cuts in planned spending and expense in nearly all departments. The Company may also seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both.

          If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations. If the Company is unable to make the required payments to Medtronic with respect to the Prostiva acquisition or the Note, it would give Medtronic the right to terminate the Company’s rights to sell the Prostiva product.

          The financial statements as of and for the year ended June 30, 2013 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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
Notes to Financial Statements

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

          The Company estimates that the fair value of the consideration to be paid to acquire the Prostiva business is approximately $7.0 million. Included in the total consideration is the licensing fee, of $1,000,000 of which $500,000 was paid on September 6, 2011, deferred payments for acquired inventory, and royalties on Prostiva products sold, subject to minimum and maximum amounts.

          Approximately $5.1 million of the $7.0 million purchase price is unpaid as of June 30, 2013. The consideration is categorized as contingent or non-contingent. The non-contingent consideration consists of the $1.0 million licensing fee, as well as payments made and future cash payments for the consigned inventory and minimum royalty payments with an acquisition date fair value of $3.8 million. The estimated royalty payments between the minimum and maximum amounts are contingent consideration and are measured at fair value at the acquisition date by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The acquisition date fair value of the contingent consideration was $2.7 million. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved with the changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date, recognized in earnings. For the year-ended June 30, 2013, we recognized a gain of $1.4 million from changes in the fair value of the contingent consideration, which was partially offset by an increase of $933,000 in the non-contingent consideration due to an increase in the projected time to reach the cumulative $10 million of royalty and license fees. The net effect is a gain of $447,000 recorded as a change in the value of acquisition consideration in the statement of operations. For the fiscal year ended June 30, 2012, we recognized a gain of $172,000 as a result of the change in the value of acquisition consideration in the statement of operations.

          The Company assumed no liabilities in the acquisition. The fair values of the assets acquired by major class in the acquisition are as follows (in thousands):

Manufacturing Equipment	$128
Finished Goods Inventory	1,484
Identifiable Intangible Assets
Patents and Technology	1,529
Customer List	531
Trademarks	325
Goodwill	3,036
Total assets acquired	$7,033

          As a result of the delisting of our common stock from the NASDAQ exchange at the start of trading on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition were impaired. As a result, we recorded an impairment charge of $274,000 on our developed technology asset which was recorded in cost of goods sold, a $95,000 impairment charge on our customer base asset and a $65,000 impairment charge on trademarks both of which were recorded in operating expense.

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
Notes to Financial Statements

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

          In addition to the above transaction payments, the Company is required to pay an annual licensing fee of $65,000 to Medtronic, as well as a monthly $30,000 transition services fee that began in October 2011 for transition services provided by Medtronic until the earlier of the end of the initial term of the Transition Agreement or the last of certain United States or European Union regulatory transfers. The $30,000 transition services fee ended in April, 2013. As these fees were for services being provided by Medtronic, they are not included in total consideration for the acquisition of the Prostiva RF Therapy System and were expensed in the period incurred and reported as part of research and development expenses.

          The revenue and operating expenses related to the Prostiva business have been included in the Company’s results of operations since September 6, 2011, the date of acquisition. The acquired Prostiva business was not operated as a separate subsidiary, division or entity by Medtronic, Inc. As a result, the Company is unable to accurately determine earnings/(loss) for the Prostiva business on a standalone basis since the date of acquisition. Prostiva revenue included in reported Urologix revenue for the fiscal years ended June 30, 2013 and 2012 totaled approximately $5.8 and $5.4 million, respectively.

          As previously mentioned, as the Prostiva business was not operated as a separate subsidiary, division or entity, Medtronic did not maintain separate financial statements for the Prostiva business. As a result, the following unaudited pro-forma financial information represents revenue and only direct expenses for the Prostiva business prior to the September 6, 2011 acquisition date. The below pro-forma financial information shows the revenue and net loss as if the acquisition of Prostiva had occurred on July 1st, the start of our fiscal year, and the Cooled ThermoTherapy and Prostiva business were combined for the fiscal year ended June 30, 2012 (in thousands except per share amounts).

Fiscal Year Ended June 30, 2012 (Unaudited)
Pro forma net revenue	$18,283
Pro forma net loss	$(4,960)
Pro forma net loss per share (basic)	$(0.34)
Pro forma net loss per share (diluted)	$(0.34)

          The above pro forma financial information excludes the non-recurring acquisition related expenses of $391,000. However, the pro forma financial information does include the amortization and depreciation expense from acquired Prostiva assets, the implied interest expense on deferred acquisition payments, and the expense related to the increase in the fair value of acquired Prostiva inventories as if they had occurred as of July 1, 2011. The pro forma financial information is not indicative of the results that would have actually been realized if the acquisitions had occurred as of the beginning of fiscal year 2012, or of results that may be realized in the future.

UROLOGIX, INC.
Notes to Financial Statements

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

          As part of the consideration for the Prostiva acquisition, (see Note 4), the estimated royalty payments between the minimum and maximum amounts are considered contingent consideration. The contingent consideration is measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved using Level 3 inputs. The Level 3 inputs consist of the projected fiscal year of payments based on projected revenues and an estimated discount rate. The fair value is determined by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. The Company estimates the fair value of the future contingent consideration at $1.5 million at June 30, 2013. The Company recognized a reduction in fair value of contingent consideration of $1.4 million during the fiscal year ended June 30, 2013. The decrease in fair value of contingent consideration was partially offset by an increase of $933,000 in non-contingent consideration due to an increase in the projected time to reach the cumulative $10 million of royalty and license fees, which increased the number of years subject to minimum royalty payments and reduced the projected royalty payments in excess of contractual minimums in earlier years. The following table provides a reconciliation of the beginning and ending balances of the contingent consideration liability:

(in thousands)	Fiscal Year 2013
Beginning Balance - Contingent Consideration Liability	$2,862
Accretion expense	(11)
Change in fair value of contingent consideration	(1,380)
Ending Balance - Contingent Consideration Liability	$1,471

          As a result of the delisting of our common stock from the NASDAQ exchange at the start of trading on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition with carrying amount of $1.9 million were impaired (See Note 11). As a result, we wrote the intangible assets down to their implied fair value of $1.5 million and recorded an impairment charge of $434,000. The fair value of patents and technology, customer base and trademark intangible assets was determined based on a discounted cash flow analysis of forecasted future operating results, which represents Level 3 assets measured at fair value on a nonrecurring basis subsequent to its original recognition. The following table provides a reconciliation of the beginning and ending balances of intangible assets:

(in thousands)	Fiscal Year 2013
Beginning Balance - Intangible Assets	$2,177
Amortization expense	(248)
Impairment Charge	(434)
Ending Balance - Intangible Assets	$1,495

UROLOGIX, INC.
Notes to Financial Statements

6.	Stock Options and Restricted Stock Awards

          On November 16, 2012, our shareholders approved a new equity compensation plan, the Urologix, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan replaced our Amended and Restated 1991 Stock Option Plan (the “1991 Plan”) and provides stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock and/or cash. As of June 30, 2013, we had reserved 1,724,165 shares of common stock under the 2012 Plan, which includes 124,165 expired and forfeited shares from the 1991 Plan and 1,719,265 shares were available for future grants. The number of shares available under the 2012 Plan will be increased by an amount equal to the number of shares subject to awards or options granted under the 1991 Plan, which would have become available for additional awards under the 1991 Plan by reason of the forfeiture, cancellation, expiration or termination of those awards. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. The Company issues new shares when stock options are exercised.

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

          Amounts recognized in the financial statements related to stock-based compensation for the fiscal years ended June 30, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Cost of goods sold	$19	$29	$38
Sales and marketing	46	88	43
General and administrative	164	207	244
Research and development	28	35	44
Total cost of stock-based compensation	$257	$359	$369

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For restricted stock awards, the fair value is calculated as the market price on date of grant and we amortize the fair value on a straight-line basis over the requisite service period of the award. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30, 2013, 2012 and 2011 using the Black-Scholes option-pricing model:

	2013	2012	2011
Volatility	72.00%	78.00%	80.00%
Risk-free interest rate	0.4%	0.4%	0.9%
Expected option life	3.4 years	3.3 years	3.6 years
Stock dividend yield	-	-	-

UROLOGIX, INC.
Notes to Financial Statements

          A summary of our options and option activity for the fiscal year ended June 30, 2013 is as follows:

Options Outstanding					Options Exercisable
		Outstanding as of June 30, 2013	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Exercisable as of June 30, 2013	Weighted Avg. Exercise Price
$0.00	$0.97	622,345	7.8	$0.85	315,598	$0.84
$0.98	$1.86	994,085	4.1	$1.54	917,717	$1.57
$1.87	$2.75	44,000	3.6	$2.63	44,000	$2.63
$2.76	$4.06	32,500	1.5	$3.76	32,500	$3.76
$4.07	$6.95	11,000	1.9	$5.32	11,000	$5.32
$6.96	$12.23	7,500	1.1	$12.23	7,500	$12.23
		1,711,430	5.4	$1.43	1,328,315	$1.58

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2012	1,621,095	$1.50		$1,504
Options granted	234,500	0.82
Options forfeited	(67,439)	0.99
Options expired	(56,726)	1.77
Options exercised	(20,000)	0.78
Outstanding at June 30, 2013	1,711,430	$1.43	5.39	$-
Exercisable at June 30, 2013	1,328,315	$1.58	4.49	$-

          There is no aggregate intrinsic value in the table above as our closing stock price of $0.17 on June 28, 2013, the last trading day prior to June 30, 2013, was lower than all options outstanding and exercisable as of that date. The aggregate intrinsic value for options exercisable at June 30, 2012 and 2011 was $1,000 and $18,000, respectively, when the closing price of our stock on June 29, 2012 (the last trading day prior to June 30, 2012) and 2011 was $0.77 and $0.95, respectively.

          The weighted average fair value of our options at their grant date was approximately $0.40, $0.47 and $0.51 for options granted during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. There was a negative intrinsic value of approximately $600 and $14,000 on options exercised during fiscal years 2013 and 2012, respectively, as some options were exercised at a market price lower than the exercise price. The total intrinsic value of options exercised during the fiscal year ended June 30, 2011 was $360.

UROLOGIX, INC.
Notes to Financial Statements

          A summary of the status of our non-vested options as of June 30, 2013 is as follows:

	Number of Options	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2012	475,717	$0.53
Options granted	234,500	0.40
Options forfeited	(67,439)	0.51
Options vested	(259,663)	0.54
Non-vested at June 30, 2013	383,115	0.46

A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2012	83,576	$0.98
Awards granted	106,064	0.66
Awards forfeited	-	-
Awards vested	(75,973)	0.98
Non-vested at June 30, 2013	113,667	0.68

          As of June 30, 2013, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under our plan was $155,000 and $33,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.1 years for non-vested stock options and 0.7 years for restricted stock awards. The total fair value of options vested during the fiscal years ended June 30, 2013, 2012 and 2011 was $140,000, $288,000 and $281,000, respectively.

7.	Other Accrued Expenses

          Other accrued expenses is comprised of the following as of June 30 (in thousands):

	2013	2012
Sales tax accrual	$126	$237
Other	476	542
Total other accrued expenses	$602	$779

UROLOGIX, INC.
Notes to Financial Statements

8.	Income Taxes

          The components of income tax expense (benefit) for each of the years in the three-year period ended June 30, 2013 consist of the following (in thousands):

	For the fiscal year ended June 30,
	2013			2012			2011
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$1	$1	$-	$32	$32	$(3)	$-	$(3)
State	13	-	13	20	3	23	11	-	11
Total	$13	$1	$14	$20	$35	$55	$8	$-	$8

          A reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit) is as follows:

	For the years ended June 30,
	2013	2012	2011
Federal statutory rate at 34 percent	$(1,459)	$(1,578)	$(1,267)
State taxes, net of federal tax expense (benefit) and state valuation allowance	(128)	(135)	(125)
Nondeductible expenses	17	49	47
Stock-based compensation	55	60	52
General business credits	-	-	(20)
Adjustments to net operating losses and credits	5,562	3,125	4,236
Other	3	3	(9)
Change in valuation allowance	(4,036)	(1,469)	(2,906)
	$14	$55	$8

          The components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2013	2012
Deferred Tax Assets:
Non-Current:
Net operating loss carry forward	$27,131	$30,730
Definite-lived intangibles	2,414	2,783
Alternative minimum tax credit	3	3
Federal and state general business credits	865	862
Non-qualified stock-based compensation	536	525
Property, plant and equipment	64	62
Current:
Accrued expenses	318	434
Gross deferred tax assets	31,331	35,399
Deferred Tax Liabilities:
Non-Current:
Amortization of indefinite-lived intangible	(36)	(35)
Contingent consideration on acquisition	(1,155)	(1,136)
Gross deferred tax liabilities	(1,191)	(1,171)

Net deferred tax assets before valuation allowance	30,140	34,228
Less: valuation allowance	(30,176)	(34,263)
Total net deferred tax liability	$(36)	$(35)

UROLOGIX, INC.
Notes to Financial Statements

          The valuation allowance for deferred tax assets as of June 30, 2013 and 2012 was $30,176,000 and $34,263,000, respectively. The total valuation allowance decreased by $4,087,000 for the year ended June 30, 2013. A significant portion of the current year decrease in valuation allowance is attributable to expiring NOL carryforward tax benefits. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realized of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

          Deferred tax assets relating to the tax benefits of employee stock option grants have been reduced to reflect exercises through the year ended June 30, 2013. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company’s Federal NOL carryforwards of $73,154,000 referenced below as of June 30, 2013 include $541,000 of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carryforwards referenced below, the related tax benefit of $184,000 will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2013, these tax benefits are not reflected in the Company’s deferred tax assets presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized.

          At June 30, 2013, the expiration dates and amounts of our net operating loss carryforwards and credits for federal income tax purposes are as follows (in thousands):

Years expiring (in thousands)	Net Operating Loss	Credits
June 30, 2014	$-	$-
June 30, 2015 – June 30, 2019	15,555	-
June 30, 2020 – June 30, 2024	25,315	115
June 30, 2025 – June 30, 2033	32,284	544

	$73,154	$659

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

          As of June 30, 2013, the Company had approximately $14,000 of unrecognized tax benefits related to state tax liabilities which would favorably impact the effective income tax rate in any future period, if recognized. During the year ended June 30, 2013, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

UROLOGIX, INC.
Notes to Financial Statements

          We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We file income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1998 due to unexpired net operating loss carryforwards originating in and subsequent to that fiscal year. Income tax examinations we may be subject to for the various state taxing authorities vary by jurisdiction.

9.	Deferred Income

          Deferred income as of June 30, 2013 and 2012 consists of deferred warranty service income of $5,000 and $7,000, respectively. Deferred warranty service income is for prepayments made to us for warranty service contracts and is recognized over the contract period ranging from 12 to 24 months.

10.	Goodwill

          The Company had approximately $3,036,000 and $3,115,000 of goodwill as of June 30, 2013 and 2012, respectively, related to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Please refer to Note 4 to the Notes to the Condensed Financial Statements for further information regarding this acquisition. The change in the goodwill balance from June 30, 2012 to June 30, 2013 is due to the Company obtaining additional information that existed at the acquisition date which resulted in changes to the fair value of assets acquired during the measurement period. Goodwill will be tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist.

          As a result of the delisting of our common stock from the NASDAQ exchange at the start of trading on June 7, 2013 and the continued decline of our stock price, we tested goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that there was no impairment of goodwill as the fair value of the reporting unit exceeded its carrying amount as of June 30, 2013.

11.	Intangible Assets

          Intangible assets as of June 30, 2013 and 2012 consisted of the following (in thousands):

	June 30, 2013				June 30, 2012
	Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Carrying Value	Accumulated Amortization	Net Carrying Value
Prostiva Acquisition
Patents and Technology	$1,529	$(311)	$(274)	$944	$1,529	$(142)	$1,387
Customer Base	531	(108)	(95)	328	531	(49)	482
Trademarks	325	(37)	(65)	223	325	(17)	308
EDAP Acquisition
Customer Base	2,300	(2,270)	-	30	2,300	(2,246)	54
Other	64	(2)	-	62	32	(1)	31
Total intangible assets	$4,749	(2,728)	$(434)	$1,587	$4,717	$(2,455)	$2,262

UROLOGIX, INC.
Notes to Financial Statements

          Amortization expense associated with intangible assets for the fiscal years ended June 30, 2013 and 2012 was $274,000 and $233,000, respectively and includes amortization expense recorded in cost of goods sold. Please refer to Note 4 of the Condensed Financial Statements for further information regarding this acquisition. As a result of the delisting of our common stock from the NASDAQ exchange at the start of trading on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition were impaired. As a result, we recorded an impairment charge of $274,000 on our developed technology asset which was recorded in cost of goods sold, a $95,000 impairment charge on our customer base asset and a $65,000 impairment charge on trademarks both of which were recorded in operating expense. The fair value of patents and technology, customer base and trademark intangible assets was determined based on a discounted cash flow analysis of forecasted future operating results.

          All intangible assets are amortized using the straight-line method over their estimated remaining useful lives. Patents and technology, customer base and trademarks related to the Prostiva acquisition are being amortized over 9 years, 9 years, and 16 years, respectively. The customer base related to the EDAP acquisition is being amortized over its remaining useful life of 1.25 years, and other intangible assets related to patent costs are amortized upon issuance over their estimated useful lives.

          Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2014	$218
2015	200
2016	194
2017	194
2018	194

12.	Financing Arrangements

Line of Credit

          On January 11, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). Under the Loan Agreement, SVB will make revolving advances to the Company of the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts. The principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to either the prime rate plus 2.75% if the Company is Streamline Eligible, or the prime rate plus 3.75% if the Company is not Streamline Eligible. Interest is payable monthly. In order to be “Streamline Eligible,” the Company’s unrestricted cash maintained at SVB for the immediately preceding month has to be greater than the outstanding obligations as well as no event of default continuing. Pursuant to an amendment to the Loan and Security Agreement dated November 30, 2012, the Company also must meet a financial covenant that requires the Company’s maximum loss (defined as net loss adding back interest expense, depreciation and amortization, income tax expense and stock-based compensation expense), on a trailing three month period beginning with the three month period ended October 31, 2012, not be greater than $1.5 million, tested on the last day of each month. In connection with the Loan Agreement, the Company granted SVB a first priority security interest in certain properties, rights and assets of the Company, specifically excluding intellectual property. All amounts borrowed by the Company under this revolving line of credit with SVB will be due January 11, 2014. As of June 30, 2013, the Company had no borrowings outstanding on this credit line and was in compliance with all covenants.

Promissory Note

          On June 28, 2013, the Company entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the principal amount of the Note will accrue at the annual rate of 6%, compounded annually. The Note requires that the Company make five equal annual payments of principal and accrued interest on March 31 of each year beginning March 31, 2015. All amounts under the Note are due and payable on March 31, 2019 or earlier upon a Change of Control (as defined in the Note). The Company may prepay the Note without penalty at any time. The Note is junior to the indebtedness of Urologix to Silicon Valley Bank (the “Senior Lender”) pursuant to the Loan and Security Agreement dated January 11, 2012, as amended, on November 30, 2012, to successors and assigns of the Senior Lender under certain other loan agreements, and to a new lender that provides certain refinancing, but is senior in all respects (including right of payment) to all other existing or future indebtedness. The Note also specifies certain customary events of default that will entitle Medtronic, after any required notice, to declare the outstanding obligations immediately due and payable. The Note contains customary representations, warranties and covenants by the Company.

UROLOGIX, INC.
Notes to Financial Statements

          Pursuant to the terms of a Security Agreement dated as of June 28, 2013 by and between Urologix and Medtronic, the Company’s obligations under the Note are secured by a security interest in all of the Company’s assets, specifically excluding intellectual property (but including accounts receivable and proceeds of intellectual property).

          Medtronic’s rights under the Note and Security Agreement are subordinate to the rights of the Senior Lender as set forth in a Subordination Agreement dated as of June 28, 2013 by and between Medtronic and the Senior Lender. We are not a party to the Subordination Agreement. Under the Subordination Agreement, all debt of Urologix to Medtronic is subordinate in right of payment to debt of Urologix to the Senior Lender. Until any debt to the Senior Lender is paid in full, the Senior Lender has no commitment or obligation to lend any further funds to us, and all financing agreements between the Senior Lender and us are terminated, Medtronic may not demand or receive payments on the Note or bring any action against us relating to the Note, except that so long as no event of default exists under the Loan Agreement, Medtronic may receive regularly scheduled payments of principal and interest. Further, pursuant to the Subordination Agreement, Medtronic subordinates any security interest it may have in the Company’s property to the Senior Lender’s security interest in our property, which will at all times be senior to the security interest of Medtronic. Each of Medtronic and the Senior Lender agreed on the respective maximum principal amount of our indebtedness to it, which may not be increased without the consent of the other.

13.	Commitments and Contingencies

Leases

          The Company leases its facility and certain equipment under non-cancelable operating leases that expire at various dates through fiscal year 2016. Rent expense related to operating leases was approximately $227,000, $216,000, and $197,000 for the years ended June 30, 2013, 2012 and 2011, respectively. On September 9, 2010, the Company entered into a new lease agreement with our current landlord, covering the same square footage, for a period of seventy-two months, effective August 1, 2010. Future minimum annual lease commitments under non-cancelable operating leases with initial terms of one year or more are as follows:

	2014	2015	2016	2017	2018
Building and equipment leases	$224	$225	$228	$31	$5

Prostiva Payments

          Prostiva payments are commitments related to the acquisition of the Prostiva RF Therapy product line from Medtronic on September 6, 2011 (see Note 4 for more details). In addition, on June 28, 2013, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition (see Footnote 12 for more details).

	Fiscal Years
	2014	2015	2016	2017	2018

Prostiva Payments
Annual license maintenance fee	$65	65	65	65	65
Note payments, including interest	-	1,342	1,342	1,342	1,342
	$65	$1,407	$1,407	$1,407	$1,407

UROLOGIX, INC.
Notes to Financial Statements

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

          Urologix’s primary product liability insurance carrier since July 1, 2006 has been Medmarc Mutual Insurance Company (“Medmarc”). On June 27, 2012, Medmarc announced that it would become part of ProAssurance Corporation (“PRA”). In order for Medmarc to be acquired by PRA, it was required to convert from a mutual insurance company to a stock insurance company through a demutualization process. Concurrently, upon demutualization, PRA would purchase the newly-issued shares of Medmarc common stock. Under the terms of the demutualization, Urologix’s calculated portion of the cash consideration to be received was approximately $321,000. The receipt of the consideration has no direct effect on the Company’s existing insurance policy or coverage. On December 4, 2012, the majority of eligible members voted to approve the demutualization of Medmarc, and in accordance with the Plan of Conversion agreement, Urologix was eligible to receive the cash consideration upon the completion of the acquisition, or January 1, 2013. Urologix received the cash consideration of $321,000 for the demutualization in January, 2013 and recognized a gain from the demutualization in fiscal year 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer, Gregory J. Fluet and Chief Financial Officer, Brian J. Smrdel, have evaluated the Company’s disclosure controls and procedures as of June 30, 2013. Based upon their review, they have concluded that these controls and procedures are effective.

          The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b) Changes in Internal Controls over Financial Reporting

          There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          The Company’s internal control report is included in this report under Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Information required under this item is contained in the following sections of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference: Election of Directors, Information Regarding Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance, and Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

          Information required under this item is contained in the following sections of the Company’s 2013 Proxy Statement and is incorporated herein by reference: Executive Compensation, Compensation of Directors, and Employment and Change in Control Arrangements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required under this item with respect to Item 403 of Regulation S-K is contained in the following sections of the Company’s 2013 Proxy Statement and is incorporated herein by reference: Security Ownership of Principal Shareholders and Management. The information required under this item with respect to Item 201(d) of Regulation S-K is contained in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Information required under this item is contained in the following sections of the Company’s 2013 Proxy Statement and is incorporated herein by reference: Certain Relationships and Related Persons Transactions, Policy Regarding Transactions with Related Persons, and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information required under this item is contained in the following sections of the Company’s 2013 Proxy Statement and is incorporated herein by reference: Independent Registered Public Accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this report.
	(1)	Financial Statements.
The financial statements of the Company are set forth at Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules for fiscal years ended June 30, 2013, 2012 and 2011.
None.

(b)	Exhibits.

Exhibit Number	Document	Incorporated by Reference To:

3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of Urologix, Inc., as amended on December 5, 2006.	Exhibit 3.2 of the Company’s Form 8-K dated December 5, 2006.

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed January 16, 1997.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan, as amended through June 21, 2008	Exhibit 10.1 of the Company’s Form 10-K for the year ended June 30, 2009.

10.2	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Gregory Fluet dated July 14, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated July 14, 2008.

10.3	Amended and Restated Letter Agreement Regarding Change In Control Benefits between Urologix, Inc. and Certain Executive Officers dated April 23, 2012.	Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2012.

10.4	Letter Agreement dated April 27, 2010 regarding Offer of Employment entered into effective April 29, 2010 between Urologix, Inc. and Brian J. Smrdel	Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2010.

10.5	First Amended and Restated Lease by and between Parkers Lake I Realty LLC and Urologix, Inc. dated as of August 1, 2010	Exhibit 10.1 to Current Report on Form 8-K dated September 9, 2010.

10.6	Loan and Security Agreement dated January 11, 2012 by and between Silicon Valley Bank and Urologix, Inc.	Exhibit 10.1 to Current Report on Form 8-K dated January 11, 2012

10.7	Letter Agreement regarding Offer of Employment entered into effective June 3, 2011 between Urologix, Inc. and Lisa Ackermann	Exhibit 10.1 to Current Report on Form 8-K dated June 3, 2011

10.8	License Agreement dated as of September 6, 2011 by and among Medtronic, Inc., Medtronic VidaMed, Inc., and Urologix, Inc. **	Exhibit 10.1 to Current Report on Form 8-K dated September 6, 2011

10.9	Transition Services and Supply Agreement dated as of September 6, 2011 by and among Medtronic, Inc. and Urologix, Inc. **	Exhibit 10.2 to Current Report on Form 8-K dated September 6, 2011

Exhibit Number	Document	Incorporated by Reference To:

10.10	Acquisition Option Agreement dated as of September 6, 2011 by and among Medtronic VidaMed, Inc., Medtronic, Inc., and Urologix, Inc.	Exhibit 10.3 to Current Report on Form 8-K dated September 6, 2011

10.11	Asset Purchase Agreement dated as of September 6, 2011 by and among Medtronic VidaMed, Inc., Medtronic, Inc., and Urologix, Inc.	Exhibit 10.4 to Current Report on Form 8-K dated September 6, 2011

10.12	Underwriting Agreement dated June 29, 2012 by and between Dougherty & Company LLC and Urologix, Inc.	Exhibit 1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-181716) filed on June 22, 2012

10.13	Urologix, Inc. 2012 Stock Incentive Plan	Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders held on November 16, 2012

10.14	Letter Agreement between Urologix, Inc. and Stryker Warren, Jr. dated November 20, 2012	Exhibit 10.1 to Current Report on Form 8-K dated November 20, 2012

10.15	First Amendment to Loan and Security Agreement dated November 30, 2012 by and between Silicon Valley Bank and Urologix, Inc.	Exhibit 10.1 to Current Report on Form 8-K dated November 30, 2012

10.16	Restructuring Agreement and Amendment to Transaction Documents dated June 28, 2013 by and among Urologix, Inc., Medtronic, Inc. and Medtronic VidaMed, Inc.	Exhibit 10.1 to Current Report on Form 8-K dated June 28, 2013

10.17	Promissory Note dated June 28, 2013 by Urologix, Inc. as borrower to Medtronic, Inc. as holder in principal amount of $5,332,537.72	Exhibit 10.2 to Current Report on Form 8-K dated June 28, 2013

10.18	Security Agreement dated as of June 28, 2013 by and between Urologix, Inc. and Medtronic, Inc.	Exhibit 10.3 to Current Report on Form 8-K dated June 28, 2013

10.19	First Amendment of the Transition Services and Supply Agreement effective as of March 1, 2013 by and between Urologix, Inc. and Medtronic, Inc.	Exhibit 10.4 to Current Report on Form 8-K dated June 28, 2013

10.20	First Amendment of the License Agreement effective as of March 1, 2013 by and among Urologix, Inc., Medtronic, Inc. and Medtronic VidaMed, Inc. **	Exhibit 10.5 to Current Report on Form 8-K dated June 28, 2013

23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm	Attached hereto.

23.2	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm	Attached hereto.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

31.2	Certification of Chief Financial Officer (principal financial officer and principal accounting officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. §1350.	Attached hereto.

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

Dated: September 20, 2013

UROLOGIX, INC.

By:	/s/ Gregory J. Fluet
Gregory J. Fluet, Chief Executive Officer
(principal executive officer)

          Each person whose signature appears below hereby constitutes and appoints Gregory J. Fluet and Brian J. Smrdel, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on September 20, 2013.

Signature	Title

/s/ Gregory J. Fluet	Chief Executive Officer and Director
Gregory J. Fluet	(principal executive officer)

/s/ Brian J. Smrdel	Chief Financial Officer
Brian J. Smrdel	(principal financial officer and principal accounting officer)

/s/ Mitchell Dann	Director
Mitchell Dann

/s/ Sidney W. Emery, Jr.	Director
Sidney W. Emery, Jr.

/s/ Christopher R. Barys	Director
Christopher R. Barys

/s/ Patrick D. Spangler	Director
Patrick Spangler