Form 10-Q
period 2013-12-31
UROLOGIX INC
filed 2014-02-13
CIK 882873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  ☐    No  ☒

As of February 1, 2014, the Company had outstanding 21,325,906 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.
Condensed Balance Sheets
(In thousands, except per share data)

	December 31, 2013 (unaudited)	June 30, 2013 (*)
ASSETS
Current Assets:
Cash	$1,267	$2,290
Accounts receivable, net of allowance of $109 and $79, respectively	1,856	2,132
Inventories	1,357	1,571
Prepaids and other current assets	264	128
Total current assets	4,744	6,121
Property and equipment:
Property and equipment	12,158	12,165
Less accumulated depreciation	(11,569)	(11,430)
Property and equipment, net	589	735
Other intangible assets, net	1,483	1,587
Goodwill	3,036	3,036
Long-term inventories	959	1,043
Other assets	5	5
Total assets	$10,816	$12,527

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,054	$628
Accrued compensation	677	721
Deferred income	7	5
Short-term deferred acquisition payment	1,270	681
Other accrued expenses	525	602
Total current liabilities	3,533	2,637

Deferred tax liability	54	36
Long-term deferred acquisition payment	3,552	4,026
Long-term debt	5,333	5,333
Other accrued expenses	56	75
Interest payable	165	—
Total liabilities	12,693	12,107
Commitments and Contingencies (Note 13)
SHAREHOLDERS’ EQUITY/(DEFICIT):
Common stock, $.01 par value, 30,000 and 25,000 shares authorized; 21,326 and 20,909 shares issued; and 20,941 and 20,795 shares outstanding	209	208
Additional paid-in capital	119,351	119,230
Accumulated deficit	(121,437)	(119,018)
Total shareholders’ equity/(deficit)	(1,877)	420
Total liabilities and shareholders’ equity/(deficit)	$10,816	$12,527

(*) The Balance Sheet at June 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
SALES	$3,806	$4,354	$7,585	$8,324
COST OF GOODS SOLD	2,008	2,117	3,923	4,072
Gross profit	1,798	2,237	3,662	4,252

COSTS AND EXPENSES
Sales and marketing	1,681	2,007	3,527	3,724
General and administrative	561	646	1,246	1,383
Research and development	452	602	874	1,218
Change in value of acquisition consideration	(85)	(215)	(93)	(369)
Medical device tax	59	—	119	—
Amortization of identifiable intangible assets	22	26	44	52
Total costs and expenses	2,690	3,066	5,717	6,008
OPERATING LOSS	(892)	(829)	(2,055)	(1,756)

INTEREST EXPENSE	(178)	(127)	(338)	(249)
FOREIGN CURRENCY EXCHANGE GAIN (LOSS)	1	2	2	(3)
LOSS BEFORE INCOME TAXES	(1,069)	(954)	(2,391)	(2,008)
INCOME TAX EXPENSE	16	16	28	32
NET LOSS	$(1,085)	$(970)	$(2,419)	$(2,040)

NET LOSS PER COMMON SHARE - BASIC	$(0.05)	$(0.05)	$(0.11)	$(0.10)

NET LOSS PER COMMON SHARE - DILUTED	$(0.05)	$(0.05)	$(0.11)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	21,245	20,835	21,132	20,507

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	21,245	20,835	21,132	20,507

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(2,419)	$(2,040)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	302	339
Employee stock-based compensation expense	122	151
Provision for bad debts	29	23
Loss on disposal of assets	3	7
Accretion expense on deferred acquisition payments	209	284
Net adjustment to acquisition consideration	(93)	(369)
Deferred income taxes	18	22
Change in operating assets and liabilities:
Accounts receivable	247	(92)
Inventories	276	(577)
Prepaids and other assets	(136)	44
Accounts payable	426	1,599
Accrued expenses and deferred income	(139)	(177)
Interest payable	165	—
Net cash used for operating activities	(990)	(786)

INVESTING ACTIVITIES
Purchase of property and equipment	(27)	(36)
Purchases of intellectual property	(6)	(12)
Net cash used for investing activities	(33)	(48)

FINANCING ACTIVITIES
Issuance of common stock	—	3,814
Net cash provided by financing activities	—	3,814

NET INCREASE/(DECREASE) IN CASH	(1,023)	2,980

CASH
Beginning of period	2,290	1,899

End of period	$1,267	$4,879

Supplemental cash-flow information
Income taxes paid during the period	$12	$15
Net carrying amount of inventory transferred to property and equipment	$22	$56

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

1.	Basis of Presentation

          The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2013 and the statements of operations and cash flows for the three and six-months ended December 31, 2013 and 2012 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2013, which includes a going concern qualification.

          Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

          The condensed balance sheet includes the reclassification of prior year inventory from current inventories to long-term inventories to conform with current year presentation. The reclassification is related to additional inventories received subsequent to the Prostiva acquisition that should have been classified as long-term, as we do not expect to sell them within the next 12 months, which had been classified in current inventories.

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

          As of December 31, 2013, the Company’s cash balance was $1,267,000. The Company incurred net losses of $2,419,000 for the six-month period ended December 31, 2013 and $4,292,000 and $4,695,000 in the fiscal years ended June 30, 2013 and 2012, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through December 31, 2013 of $121,437,000.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. On June 28, 2013, we entered into a Restructuring Agreement with Medtronic related to the $7.5 million we then owed to Medtronic under the transaction documents. As part of this agreement, we paid Medtronic $2.0 million in satisfaction of royalties earned for the 12 months ended September 6, 2012, the second half of the initial licensing fee, the license maintenance fee for the 12 month period ended September 6, 2012, outstanding transition services fees, and Prostiva inventory included as part of the acquisition and purchased subsequent to the acquisition. In addition, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note accrues at a rate of 6 percent, compounded annually, and is payable in five equal installments of principal plus accrued interest on March 31st of each year beginning on March 31, 2015. The $206,000 difference between the $7.5 million in obligations owed to Medtronic and the $2.0 million paid and the $5.3 million Note was recorded as a gain on debt extinguishment in fiscal year 2013.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due during the second quarter of fiscal year 2014 of $650,000 has not been paid as of December 31, 2013 or as of the date of filing this Quarterly Report on Form 10-Q. The $650,000 is included in the short-term deferred acquisition payment liability as of December 31, 2013. In addition, we did not pay, as of December 31, 2013 or as of the date of filing this Quarterly Report on Form 10-Q, the annual $65,000 licensing maintenance fee due on October 6, 2013 which is included in other accrued expenses as of December 31, 2013. The non-payment does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. The non-payment under the license agreement is also not an event of default under the Note unless Medtronic provides written notice and an opportunity to cure.

          During the first quarter of fiscal 2013, the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which contributed approximately $3.8 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company.

          However, as a result of the Company’s history of operating losses and negative cash flows from operations there is substantial doubt about our ability to continue as a going concern. As of December 31, 2013, the Company’s cash may not be sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, maintain available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012, as subsequently amended, and aggressively manage our expenses including those associated with our acquisition of the Prostiva product line from Medtronic. The Company’s ability to continue as a going concern is also dependent upon avoiding an event of default under the Note and avoiding termination of the license relating to the Prostiva product, whether by negotiation with Medtronic, cure of any non-payment giving rise to an event of default or termination, or otherwise. The line of credit with Silicon Valley Bank allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of December 31, 2013 the Company has not borrowed against this facility.

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

          The Company is considering all available alternatives to improve its cash and liquidity position. In particular, the Company is attempting to generate revenues both from sales of our Cooled ThermoTherapy and Prostiva products in an amount sufficient to improve cash flow from our business. The Company also implemented a restructuring plan early in the third quarter of fiscal year 2014 to reduce our cash utilization (see Footnote 15 for further details). The Company may also seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both.

          If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations. In the event of a material breach of the licensing agreement or other transaction documents, and Medtronic provides written notice to the Company and the Company fails to cure the breach, Medtronic may terminate the license agreement. If the license agreement is terminated, the Company’s rights to sell the Prostiva product would be terminated. In addition, upon a material breach of the license agreement or event of default under the Note with Medtronic, or, as of January 30, 2014, payment to Medtronic of any royalty payment or annual license payment or certain other actions by Medtronic with respect to these payments, the Company will not be able to access our line of credit with Silicon Valley Bank. The terms of the agreement with Silicon Valley bank state that any default with a third party, the result of which could have a material adverse affect on our business, is considered an event of default under the line of credit agreement and as of January 30, 2014, that it is an event of default if the Company makes any royalty payment and/or annual license payment to Medtronic, if Medtronic threatens to take action against the Company to collect any portion of these payments, or if Medtronic commences any action or proceeding against the Company with respect to these payments. The Company may cure this event of default by receipt within 30 days of its occurrence of net proceeds from a new round of equity or subordinated debt financing of at least $715,000. The Company does not have adequate cash to repay the full outstanding principal amount of $5.3 million on the Note. Any event of default under the Note or an event of default under the line of credit with SVB (to the extent there are amounts outstanding) may result in a loss of control of our business or bankruptcy.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

          There can be no assurance that the Company will be able to cure any potential event of default of the Note or cure any breach of any agreement with Medtronic, maintain compliance with its agreements with Medtronic, access available borrowings under the line of credit with SVB, raise additional capital, or improve its operating or financial performance.

          The financial statements as of and for the three and six-months ended December 31, 2013 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

          As part of the consideration for the Prostiva acquisition, the estimated royalty payments between the minimum and maximum amounts are considered contingent consideration. The contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved using Level 3 inputs. The Level 3 inputs consist of the projected fiscal year of payments based on projected revenues and an estimated discount rate. The fair value is determined by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. The Company estimates the fair value of the future contingent consideration at $1.4 million at December 31, 2013. The Company recognized a reduction in fair value of contingent consideration of $93,000 during the six-month period ended December 31, 2013. There was no change in the fair value of non-contingent consideration. The following table provides a reconciliation of the beginning and ending balances of the contingent consideration liability:

(in thousands)	Six months ended December 31, 2013
Beginning Balance	$1,471
Accretion expense	36
Change in fair value of contingent consideration	(93)
Ending Balance	$1,414

5.	Stock-Based Compensation

          On November 16, 2012, our shareholders approved a new equity compensation plan, the Urologix, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan replaced our Amended and Restated 1991 Stock Option Plan (the “1991 Plan”) and provides stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock and/or cash. As of December 31, 2013, we had reserved 1,754,440 shares of common stock under the 2012 Plan, which includes 154,440 expired and forfeited shares from the 1991 Plan and 1,140,966 shares were available for future grants. The number of shares available under the 2012 Plan will be increased by an amount equal to the number of shares subject to awards or options granted under the 1991 Plan which would have become available for additional awards under the 1991 Plan by reason of forfeiture, cancellation, expiration or termination of those awards. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

          Amounts recognized in the financial statements for the three and six-months ended December 31, 2013 and 2012 related to stock-based compensation were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Cost of goods sold	$2	$5	$5	$11
Sales and marketing	15	11	28	23
General and administrative	30	70	75	103
Research and development	7	7	14	14
Total stock-based compensation	$54	$93	$122	$151

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-months ended December 31, 2013 and 2012 using the Black-Scholes option-pricing model:

	2013	2012
Volatility	83.66%	71.91%
Risk-free interest rate	0.67%	0.38%
Expected option life	3.1 years	3.4 years
Stock dividend yield	—	—

          A summary of our option activity for the six-months ended December 31, 2013 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2013	1,711,430	$1.43		$—
Options granted	191,500	0.38
Options forfeited	(8,546)	0.89
Options expired	(46,954)	1.94
Options exercised	—	—
Outstanding at December 31, 2013	1,847,430	$1.31	5.38	$—
Exercisable at December 31, 2013	1,399,470	$1.51	4.31	$—

          There is no intrinsic value in the table above as our closing stock price of $0.18 and $0.17 on December 31, 2013 and June 28, 2013, respectively, the last trading day prior to June 30, 2013, was lower than all options outstanding and exercisable as of that date.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

          On August 9, 2012, the Company’s Compensation Committee recommended, and the Board of Directors approved, an award of restricted stock to each non-employee director serving as a member of the Company’s Board of Directors immediately following the 2012 Annual Meeting of Shareholders held on November 16, 2012 with the number of shares of restricted stock equal to $17,500 divided by the closing price of the Company’s common stock on the date of the Annual Meeting, rounded up to the next whole share. A total of 106,064 shares of restricted stock were granted under the previous 1991 Plan to the Company’s non-employee directors on the date of the Annual Meeting or 26,516 shares of restricted stock to each of the Company’s four non-employee directors. The restrictions on the restricted stock lapsed on November 6, 2013, the first business day immediately prior to the date of the Company’s 2013 Annual Meeting of Shareholders. In addition, on August 14, 2013, the Compensation Committee recommended and the Board of Directors approved an award of restricted stock to each non-employee director serving as a member of the Board immediately after the 2013 Annual Meeting, with the number of shares of restricted stock equal to $22,500 divided by the closing price of our common stock on the date of the Annual Meeting, rounded up to the next whole share, subject to a maximum of 50,000 shares per non-employee director. A total of 200,000 restricted stock awards were granted under the 2012 Plan on November 7, 2013, the date of the Annual Meeting or 50,000 shares of restricted stock to each of the Company’s four non-employee directors. The restrictions on the restricted stock will lapse on the first business day immediately prior to the date of the 2014 Annual Meeting of Shareholders if the director is serving as a director as of such date.

          On August 14, 2013, the Company’s Board of Directors approved a grant of restricted stock to employees totaling 177,500 shares. The restrictions on the restricted stock lapse on the one year anniversary of the grant date. In addition, as part of our fiscal year 2014 corporate bonus plan, the Company’s Board of Directors approved a plan in which bonus eligible employees will receive shares of the Company’s common stock rather than cash compensation if certain revenue objectives are achieved. If the Company met 100 percent of our fiscal year 2014 revenue performance target, approximately 382,000 shares of the Company’s common stock would be paid out as compensation. None of these shares are currently included in outstanding stock as of December 31, 2013 as the revenue performance objectives have not been achieved and therefore no shares have been issued.

          A summary of restricted stock award activity for the six-month period ended December 31, 2013 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2013	113,667	$0.68
Awards granted	377,500	0.28
Awards forfeited	—	—
Awards vested	(106,064)	0.66
Non-vested at December 31, 2013	385,103	0.30

          As of December 31, 2013, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the Plan was $130,000 and $79,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.2 years for non-vested stock options and 3.6 years for restricted stock awards.

6.	Basic and Diluted Loss Per Share

          Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 21,245 and 20,835, for the three-months ended December 31, 2013 and 2012, respectively and 21,132 and 20,507, for the six-months ended December 31, 2013 and 2012, respectively.

          The dilutive effect of stock options excludes approximately 1.85 million and 1.77 million awards for the three-months ended December 31, 2013 and 2012, respectively, and 1.82 million and 1.74 million for the six-months ended December 31, 2013 and 2012, respectively, for which the exercise price was higher than the average market price. In addition, there were no potentially dilutive stock options where the exercise price was lower than the average market price for the three and six-month periods ended December 31, 2013. For the three and six-month periods ended December 31, 2012, 3,587 and 3,735, respectively, of potentially dilutive stock options, where the exercise price was lower than the average market price, were excluded from diluted weighted average common shares outstanding as they would be anti-dilutive due to the Company’s net loss for such periods.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

7.	Goodwill

          The Company had approximately $3,036,000 of goodwill as of December 31, 2013 related to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist.

          As a result of the change in fair value of acquisition consideration due to an increase in the projected time to reach the cumulative $10 million of royalty and license fees related to the Prostiva acquisition, as well as the continued decline of our stock price, we tested goodwill for impairment as of December 31, 2013. Based on this impairment testing, it was determined that there was no impairment of goodwill as the fair value of the reporting unit exceeded its carrying amount as of December 31, 2013.

8.	Intangible Assets

          Intangible assets as of December 31, 2013 and June 30, 2013 consisted of the following (in thousands):

	December 31, 2013				June 30, 2013
	Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value

Prostiva Acquisition
Patents and Technology	$1,529	$(378)	$(274)	$877	$1,529	$(311)	$(274)	$944
Customer Base	531	(131)	(95)	305	531	(108)	(95)	328
Trademarks	325	(45)	(65)	215	325	(37)	(65)	223
EDAP Acquisition
Customer Base	2,300	(2,282)	—	18	2,300	(2,270)	—	30
Other	71	(3)	—	68	64	(2)	—	62
Total intangible assets	$4,756	(2,839)	$(434)	$1,483	$4,749	(2,728)	$(434)	$1,587

          Amortization expense associated with intangible assets for the three and six-months ended December 31, 2013 and 2012 was $55,000 and $68,000, respectively and $111,000 and $137,000, respectively. As a result of the delisting of our common stock from the NASDAQ exchange at the start of trading on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition were impaired. As a result, we recorded an impairment charge as of June 30, 2013 of $274,000 on our developed technology asset which was recorded in cost of goods sold, a $95,000 impairment charge on our customer base asset and a $65,000 impairment charge on trademarks both of which were recorded in operating expense. The fair value of patents and technology, customer base and trademark intangible assets was determined based on a discounted cash flow analysis of forecasted future operating results. We once again tested our intangible assets for impairment as of December 31, 2013 as a result of the continued decline in our stock price, net losses and negative cash flows and found no additional impairment existed.

          All intangible assets are amortized using the straight-line method over their estimated remaining useful lives. Patents and technology related to the Prostiva acquisition are being amortized over 9 years with amortization expense recorded in cost of goods sold. Customer base and trademarks related to the Prostiva acquisition are being amortized over 9 years and 16 years, respectively. The customer base related to the EDAP acquisition, completed in October of 2000, has a remaining useful life of less than a year, and other intangible assets related to patent costs are amortized upon issuance over their estimated useful lives.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

          Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2014	$110
2015	201
2016	195
2017	195
2018	195

9.	Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	December 31, 2013	June 30, 2013

Raw materials	$689	$734
Work-in-process	124	112
Finished goods	1,503	1,768
Total inventories	$2,316	$2,614

          The December 31, 2013 finished goods inventory balance includes the inventory acquired as a result of the September 6, 2011 Prostiva acquisition, of which approximately $619,000 remained as of December 31, 2013. In addition, approximately $959,000 and $1.0 million of the above finished goods balance as of December 31, 2013 and June 30, 2013, respectively, represents long-term inventories that the Company does not expect to sell within the next 12 months, however they are also not considered excess or obsolete.

10.	Income Taxes

          As of June 30, 2013, the liability for gross unrecognized tax benefits was $14,000. During the six-months ended December 31, 2013, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not change significantly in the next twelve months.

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

          Some of the Company’s products, including the Prostiva products, are covered by warranties against defects in material and workmanship for periods of up to 24 months. The Company records a liability for warranty claims during the period of the sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs to sales, the historical length of time between the sale and resulting warranty claim, and other factors.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

          Warranty provisions and claims for the six-months ended December 31, 2013 and 2012 were as follows (in thousands):

Six Months Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

December 31, 2013	$58	$22	$(20)	$60

December 31, 2012	$47	$23	$(22)	$48

12.	Financing Arrangements

Line of Credit

          On January 11, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). Under the Loan Agreement, SVB will make revolving advances to the Company of the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts. The principal amount outstanding under the revolving line of credit will accrue interest at a floating per annum rate equal to either the prime rate plus 2.75% if the Company is Streamline Eligible, or the prime rate plus 3.75% if the Company is not Streamline Eligible. Interest is payable monthly. In order to be “Streamline Eligible,” the Company’s unrestricted cash maintained at SVB for the immediately preceding month has to be greater than the outstanding obligations as well as no event of default continuing. Pursuant to an amendment to the Loan and Security Agreement dated November 30, 2012, the Company also must meet a financial covenant that requires the Company’s maximum loss (defined as net loss adding back interest expense, depreciation and amortization, income tax expense and stock-based compensation expense), on a trailing three month period beginning with the three month period ended October 31, 2012, not be greater than $1.5 million, tested on the last day of each month. In connection with the Loan Agreement, the Company granted SVB a first priority security interest in certain properties, rights and assets of the Company, specifically excluding intellectual property. On January 9, 2014, the Company entered into a second amendment to the Loan and Security Agreement extending the maturity date of the revolving line of credit to February 11, 2014. On January 30, 2014, the Company entered into a third amendment to the Loan and Security Agreement that is described in the Company’s Current Report on Form 8-K dated January 30, 2014 and filed on February 4, 2014. The third amendment extended the maturity date of the revolving line of credit to June 30, 2014. As of December 31, 2013, the Company had no borrowings outstanding on this credit line and was in compliance with all covenants.

Promissory Note

          On June 28, 2013, the Company entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the principal amount of the Note accrues at the annual rate of 6 percent, compounded annually. The Note requires that the Company make five equal annual payments of principal and accrued interest on March 31 of each year beginning March 31, 2015. All amounts under the Note are due and payable on March 31, 2019 or earlier upon a Change of Control (as defined in the Note). The Company may prepay the Note without penalty at any time. The Note is junior to the indebtedness of Urologix to Silicon Valley Bank (the “Senior Lender”) pursuant to the Loan and Security Agreement dated January 11, 2012, (as subsequently amended), to successors and assigns of the Senior Lender under certain other loan agreements, and to a new lender that provides certain refinancing, but is senior in all respects (including right of payment) to all other existing or future indebtedness. The Note also specifies certain customary events of default that will entitle Medtronic, after any required notice, to declare the outstanding obligations immediately due and payable. The Note contains customary representations, warranties and covenants by the Company. As of December 31, 2013, the Company’s non-payment of an aggregate of $715,000 under the license agreement was not an event of default under the Note because Medtronic had not provided written notice and an opportunity to cure such default.

          Pursuant to the terms of a Security Agreement dated as of June 28, 2013 by and between Urologix and Medtronic, the Company’s obligations under the Note are secured by a security interest in all of the Company’s assets, specifically excluding intellectual property (but including accounts receivable and proceeds of intellectual property).

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

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

Legal Proceedings

          The Company has been involved in various legal proceedings and other matters that arise in the normal course of its business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As of December 31, 2013, the Company was not involved in any legal proceedings or other matters that are expected to have a material effect on the financial position, liquidity or results of operations of the Company.

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

15.	Subsequent Event

          On January 3, 2014, the Company implemented a restructuring plan, reorganizing the Company’s operations and sales departments. The restructuring included a reduction in work force and severance payments of approximately $41,000 which will be included in cost of goods sold and operating expense for the third quarter of fiscal year 2014. The Company estimates that as a result of this restructuring, it will be able to reduce cost of goods sold and pre-tax operating expenses in total by more than $1.5 million annually, beginning in the third quarter of fiscal year 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2013 and those set forth under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: as a result of our history of operating losses and inadequate operating cash flow, there is substantial doubt about our ability to continue as a going concern; we have a history of unprofitability and may not be able to generate sufficient cash flow to fund our operations; we may need additional capital to continue our business and any additional capital we seek may not be available in the amount or at the time we need it; our common stock was recently transferred from The NASDAQ Captial Market (“NASDAQ”) to the OTC Markets Group’s OTCQB which could impair our ability to raise capital and will likely hinder our investors’ ability to trade our common stock in the secondary market; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price may be volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price; third party reimbursement is critical to market acceptance of our products; we are faced with intense competition and rapid technological and industry change; all of our revenues are derived from minimally invasive therapies that treat one disease, BPH; government regulation has a significant impact on our business; our business, financial condition, results of operations and cash flows could be significantly and adversely affected by recent healthcare reform legislation, including, most immediately, by the medical device excise tax that was effective January 1, 2013; we are dependent upon a limited number of third-party suppliers for our products; our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate; we are dependent on adequate protection of our patent and proprietary rights; our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business; we are dependent on key personnel; if we fail to comply with our obligations under our license agreement with Medtronic or if the license agreement terminates for any reason, we could lose the ability to see the Prostiva product; the Prostiva RF Therapy System license, Restructuring Agreement and other agreements require significant future payments; the addition of the Prostiva RF Therapy System to our product portfolio may result in the aggravation of certain risks to our business; we have not paid certain amounts due to Medtronic under the license agreement, which with proper notice and opportunities to cure would entitle Medtronic to terminate the license agreement for breach constitute an event of default under our $5.3 million promissory note to Medtronic; and it is an event of default to make payments of these amounts to Medtronic under the terms of the third amendment to the loan and security agreement with Silicon Valley Bank although we may cure this event of default by completing an equity or subordinated debt financing. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

          The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and six-months ended December 31, 2013 and 2012. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2013.

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

          We initiated sales of the Prostiva RF Therapy system in Europe by entering into supply agreements with distributors in targeted countries. Total international Prostiva sales for the three and six-month periods ended December 31, 2013 and 2012 were $100,000 and $147,000, respectively, and $165,000 and $285,000, respectively.

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

          CMS published their final rule in November 2013 for implementation during calendar year 2014 and the government acted to keep the Sustainable Growth Rate (SGR) from taking effect. The final rule resulted in an average reimbursement rate in the physician office setting for calendar year 2014 of $2,063 for Cooled ThermoTherapy and $1,899 for Prostiva RF Therapy. Cooled ThermoTherapy and Prostiva RF Therapy procedures are also reimbursed when performed in an ASC or a hospital outpatient setting, but these are a small portion of our business and the CMS rates will not have a material effect on our financial performance.

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

          As a result of recently enacted Federal health care reform legislation, substantial changes are anticipated in the United States health care system. Such legislation includes numerous provisions affecting the delivery of health care services, the financing of health care costs, reimbursement of health care providers and the legal obligations of health insurers, providers and employers. These provisions are currently slated to take effect at specified times over the next decade. The Federal health care reform legislation, beginning in January 2013, imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales. As a result, we incurred approximately $59,000 and $119,000, respectively, in medical device excise tax for the three-and six month periods ended December 31, 2013. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows.

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

          As of December 31, 2013, the Company’s cash balance was $1,267,000. The Company incurred net losses of $2,419,000 for the six-month period ended December 31, 2013 and $4,292,000 and $4,695,000 in the fiscal years ended June 30, 2013 and 2012, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through December 31, 2013 of $121,437,000.

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

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due during the second quarter of fiscal year 2014 of $650,000 has not been paid as of December 31, 2013 or as of the date of filing this Quarterly Report on Form 10-Q. The $650,000 is included in the short-term deferred acquisition payment liability as of December 31, 2013. In addition, we did not pay, as of December 31, 2013 and as of the date of filing this Quarterly Report on Form 10-Q, the annual $65,000 licensing maintenance fee due on October 6, 2013 which is included in other accrued expenses as of December 31, 2013. The non-payment does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. The non-payment under the license agreement is also not an event of default under the Note unless Medtronic provides written notice and an opportunity to cure.

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

          The Company is considering all available alternatives to improve its cash and liquidity position. In particular, the Company is attempting to generate revenues both from sales of our Cooled ThermoTherapy and Prostiva products in an amount sufficient to improve cash flow from our business. The Company also implemented a restructuring plan early in the third quarter of fiscal year 2014 to reduce our cash utilization (see Footnote 15 for further details). The Company may seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both.

          Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.

Critical Accounting Policies:

          A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2013. At December 31, 2013, our critical accounting policies and estimates continue to include revenue recognition, inventories, valuation of long-lived assets and goodwill, income taxes, stock-based compensation and fair value of contingent consideration.

RESULTS OF OPERATIONS

Net Sales
          Net sales for the three-months ended December 31, 2013 were $3.8 million, compared to $4.4 million during the same period of the prior fiscal year. The $548,000, or 13 percent decrease in net sales for the comparable prior year period is primarily the result of lower volume of units sold in both Cooled ThermoTherapy and Prostiva RF Therapy product lines.

          Net sales for the six-months ended December 31, 2013 were $7.6 million, compared to $8.3 million for the six-months ended December 31, 2012. The decrease in net sales of $739,000, or 9 percent, is again a result of decrease in units sold in both product lines, Cooled ThermoTherapy and Prostiva RF Therapy.

Cost of Goods Sold and Gross Profit
          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Urologix mobile service, as well as costs for the Prostiva products. Cost of goods sold for the three-months ended December 31, 2013 decreased $109,000, or 5 percent, to $2.0 million, from $2.1 million for the three-month period ended December 31, 2012. Costs of goods sold of $3.9 million for the six-month period ended December 31, 2013 decreased by $149,000 or 4 percent compared with the $4.1 million reported for the six-month period ended December 31, 2012. The decrease in costs of goods sold for the three and six-months ended December 31, 2013 is a result of the decrease in sales, partially offset by higher per unit manufacturing costs due to lower production volumes resulting in higher fixed costs per unit, as well as higher material costs.

          Gross profit as a percentage of net sales decreased to 47 and 48 percent, respectively, for the three and six-month periods ended December 31, 2013 from 51 percent for the three and six-month periods ended December 31, 2012, respectively. The decrease in the gross margin rate for the three and six-month periods ended December 31, 2013 is due to the higher manufacturing costs per unit noted above.

Sales and Marketing
          Sales and marketing expense of $1.7 million for the second quarter of fiscal year 2014 decreased by $326,000, or 16 percent, when compared to sales and marketing expense of $2.0 million in the same period of fiscal 2013. The decrease in sales and marketing expense for the three-months ended December 31, 2013 is due to a $164,000 decrease in headcount related expenses mainly due to decreased commissions, a $100,000 decrease in travel related expenses and meeting expenses, as well as a $48,000 decrease in marketing expenses.

          Sales and marketing expense of $3.5 million for the six-month period ended December 31, 2013 decreased $197,000, or 5 percent, when compared to sales and marketing expense of $3.7 million in the same period of fiscal 2013. The decrease in sales and marketing expense year-over-year is largely due to decreased travel related expenses and meeting expenses of $134,000, as well as a decrease in marketing expenses of $131,000, partially offset by a $77,000 increase in headcount related expenses.

General and Administrative
          General and administrative expense decreased $85,000, or 13 percent, to $561,000 for the three-month period ended December 31, 2013 compared to $646,000 for the three-month period ended December 31, 2012. The decrease in general and administrative expense is a result of a decrease in wages and benefits due to lower headcount.

          For the six-months ended December 31, 2013, general and administrative expense decreased $137,000 or 10 percent to $1.2 million from $1.4 million for the six-month period ended December 31, 2012. The decrease in general and administrative expense is again a result of a decrease in wages and benefits of $210,000 due to lower headcount, partially offset by an increase in consulting fees of $71,000.

Research and Development
          Research and development expense, which includes expenditures for product development, regulatory compliance and clinical studies, decreased $150,000 or 25 percent to $452,000 from $602,000 for the three-month period ended December 31, 2013. The decrease in research and development expense is a result of a $90,000 decrease in expense for the monthly transition services fee related to the Prostiva license agreement which was paid in the prior year period. These fees ended when we became the legal manufacturer of Prostiva in April 2013. The remaining decrease is related to decreases in consulting services which did not repeat in fiscal year 2014.

          For the six-months ended December 31, 2013, research and development expense decreased $344,000 or 28 percent to $874,000 from $1.2 million for the six-month period ended December 31, 2012. The decrease in research and development expense year-over-year is a result of a $180,000 decrease in expense for the monthly transition services fee related to the Prostiva license agreement mentioned above, as well as decreases in consulting expenses.

Change in Value of Acquisition Consideration
          The change in the value of acquisition consideration was $85,000 and $93,000, respectively, for the three and six-month periods ended December 31, 2013, compared to $215,000 and $369,000 for the three and six- month periods ended December 31, 2012, respectively. For the three and six-month periods ended December 31, 2013, the change in the value of acquisition consideration represents the reduction in fair value of contingent consideration of $85,000 and $93,000, respectively, as a result of a reduction in the projected royalty payments in excess of contractual minimums in earlier years. For the three-month period ended December 31, 2012, the change in the value of acquisition consideration represents the net effect of a reduction in fair value of contingent consideration of $411,000, partially offset by an increase of $196,000 in non-contingent consideration. For the six-month period ended December 31, 2012, the change in the value of acquisition consideration represents the net effect of a reduction in fair value of contingent consideration of $791,000, partially offset by an increase of $422,000 in non-contingent consideration. These changes are due to an increase in the projected time it will take the Company to reach the cumulative $10 million of royalty and license fees owed on the Prostiva acquisition, which increased the number of years subject to minimum royalty payments and reduced the projected royalty payments in excess of contractual minimums in earlier years.

Medical Device Tax
          The medical device excise tax expense of $59,000 and $119,000, for the three and six-month periods ended December 31, 2013, respectively, represents the excise tax imposed beginning January 1, 2013 on all U.S. medical device sales as part of the Federal health care reform legislation.

Amortization of Identifiable Intangible Assets
          Amortization of identifiable intangible assets was $22,000 and $26,000 for the three-month period ended December 31, 2013 and 2012, respectively. Amortization of identifiable intangible assets was $44,000 and $52,000 for the six-month period ended December 31, 2013 and 2012, respectively. The slight decrease in the amortization expense is a result of the $160,000 impairment charge related to intangible assets acquired as part of the Prostiva acquisition in the fourth quarter of fiscal 2013 which resulted in lower amortization expense over the assets remaining useful lives.

Net Interest Expense
          Interest expense is a result of non-cash interest accretion on the deferred acquisition payments for the Prostiva business as well as the interest expense accrued on the Note entered into with Medtronic on June 28, 2013. Interest expense increased to $178,000 from $127,000 for the three-months ended December 31, 2013 and 2012, respectively. For the six-months ended December 31, 2013, interest expense increased $89,000 to $338,000 from $249,000 for the six-months ended December 31, 2012. The increase in interest expense is due to accrued interest on the Medtronic Note agreement signed at the end of fiscal year 2013, partially offset by lower accretion expense related to the restructuring of the license agreement with Medtronic which resulted in the re-measurement of the contingent consideration.

Provision for Income Taxes
          We recognized income tax expense of $16,000 and $28,000 for the three and six-months ended December 31, 2013, respectively, compared to income tax expense of $16,000 and $32,000 for the three and six-month periods ended December 31, 2012, respectively. The tax expense in the three and six-months ended December 31, 2013 consists of $11,000 and $18,000, respectively, of deferred tax expense recorded on the amortization for tax purposes of indefinite-lived goodwill intangibles acquired in the Prostiva acquisition, as well as $5,000 and $10,000, respectively, for state taxes. The tax expense in the three and six-month periods ended December 31, 2012 also relates to the deferred tax liability resulting from the amortization for tax purposes of the goodwill acquired in the Prostiva acquisition, as well as provisions for state taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations since inception through sales of equity securities, including a follow-on offering completed during the first quarter of fiscal year 2013 and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of December 31, 2013, we had cash of $1.3 million.

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

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due during the second quarter of fiscal year 2014 of $650,000 has not been paid as of December 31, 2013 or as of the date of filing this Quarterly Report on Form 10-Q. The $650,000 is included in the short-term deferred acquisition payment liability as of December 31, 2013. In addition, we did not pay, as of December 31, 2013 and as of the date of filing this Quarterly Report on Form 10-Q, the annual $65,000 licensing maintenance fee due on October 6, 2013 which is included in other accrued expenses as of December 31, 2013. The non-payment does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. The non-payment under the license agreement is also not an event of default under the Note unless Medtronic provides written notice and an opportunity to cure.

          During the first quarter of fiscal year 2013 the Company completed a follow-on offering which contributed approximately $3.8 million of net proceeds. However, as a result of the Company’s history of operating losses and negative cash flows from operations there is substantial doubt about our ability to continue as a going concern. As of December 31, 2013, the Company’s cash may not be sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, maintain available borrowing under our line of credit with Silicon Valley Bank entered into on January 11, 2012, as subsequently amended, and aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic. The line of credit with Silicon Valley Bank allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable. As of December 31, 2013, the Company has not borrowed against this facility. The Company’s ability to continue as a going concern is also dependent upon avoiding an event of default under the Note and avoiding termination of the license relating to the Prostiva product, whether by negotiation with Medtronic, cure of any non-payment giving rise to an event of default or termination, or otherwise. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs, operating expenses (including payments under the license agreement), and Note repayments, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support.

          If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations. In the event of a material breach of the licensing agreement or other transaction documents, and Medtronic provides written notice to the Company and the Company fails to cure the breach, Medtronic may terminate the license agreement. If the license agreement is terminated, the Company’s rights to sell the Prostiva product would be terminated. In addition, upon a material breach of the license agreement or event of default under the Note with Medtronic or, as of January 30, 2014, payments to Medtronic of any royalty payment or annual license payment or certain other actions by Medtronic with respect to these payments, the Company will not be able to access our line of credit with Silicon Valley Bank. The terms of the agreement with Silicon Valley bank state that any default with a third party, the result of which could have a material adverse affect on our business, is considered an event of default under the line of credit agreement and as of January 30, 2014, that it is an event of default if the Company makes any royalty payment and/or annual license payment to Medtronic, if Medtronic threatens to take action against the Company to collect any portion of these payments, or if Medtronic commences any action or proceeding against the Company with respect to these payments. The Company may cure this event of default by receipt within 30 days of its occurrence of net proceeds from a new round of equity or subordinated debt financing of at least $715,000. The Company does not have adequate cash to repay the full outstanding principal amount of $5.3 million on the Note. Any event of default under the Note or an event of default under the line of credit with SVB (to the extent there are amounts outstanding) may result in a loss of control of our business or bankruptcy.

          There can be no assurance that the Company will be able to cure any potential event of default of the Note or cure any breach of any agreement with Medtronic, maintain compliance with its agreements with Medtronic, access available borrowings under the line of credit with SVB, raise additional capital, or improve its operating or financial performance.

          The second quarter fiscal year 2014 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

          During the six-months ended December 31, 2013, we used $990,000 of cash for operating activities. The net loss of $2.4 million included non-cash charges of $302,000 from depreciation and amortization expense, $122,000 from stock-based compensation expense and $209,000 of accreted interest expense. Changes in operating items resulted in the generation of $839,000 of operating cash flow for the period as a result of higher accounts payable of $426,000, lower inventories of $276,000, lower accounts receivable of $247,000 and interest payable of $165,000. These changes were partially offset by higher prepaids and other assets of $136,000 and lower accrued expenses and deferred income of $139,000.

          The increase in accounts payable is the result of the timing of receipts and services versus payment. The decrease in inventories is due to lower production volumes in an effort to reduce our days inventory on hand, and the decrease in accounts receivable is due to a decrease in days sales outstanding from 46 days at June 30, 2013 to 44 days at December 31, 2013. The increase in interest payable represents the 6 percent interest accrued on the Note agreement entered into with Medtronic in June, 2013. The increase in prepaids and other assets is a result of the payment of annual insurance policies at the beginning of the fiscal year which are then amortized over the annual period, and the decrease in accrued expenses and deferred income is a result of a decrease in the bonus accrual as a result of the payment of the fiscal 2013 bonuses during the first quarter of fiscal year 2014, as well as decreases in the accrual for travel expenses.

          During the six-months ended December 31, 2013, we used $33,000 for investing activities related to the purchase of property and equipment and investments in intellectual property.

          During the six-months ended December 31, 2013, we did not generate any cash from financing activities.

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of December 31, 2013, our property and equipment, net, included approximately $360,000 of control units, generators and scopes used in evaluation or longer-term use programs and units used in our Company-owned mobile service.

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

          The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2013, as updated by Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and our subsequent filings with the Securities and Exchange Commission.

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

Date February 13, 2014