Form 10-Q
period 2014-03-31
UROLOGIX INC
filed 2014-05-14
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

As of May 1, 2014, the Company had outstanding 21,325,906 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.
Condensed Balance Sheets
(In thousands, except per share data)

	March 31, 2014 (unaudited)	June 30, 2013 (*)
ASSETS
Current Assets:
Cash	$816	$2,290
Accounts receivable, net of allowance of $62 and $79, respectively	1,797	2,132
Inventories	1,321	1,571
Prepaids and other current assets	214	128
Total current assets	4,148	6,121
Property and equipment:
Property and equipment	12,177	12,165
Less accumulated depreciation	(11,647)	(11,430)
Property and equipment, net	530	735
Other intangible assets, net	1,423	1,587
Goodwill	3,036	3,036
Long-term inventories	172	1,043
Other assets	5	5
Total assets	$9,314	$12,527

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,015	$628
Accrued compensation	622	721
Deferred income	9	5
Short-term deferred acquisition payment	1,304	681
Current portion of long-term debt	920	—
Interest payable	78	—
Other accrued expenses	539	602
Total current liabilities	4,487	2,637

Deferred tax liability	63	36
Long-term deferred acquisition payment	3,632	4,026
Long-term debt	4,413	5,333
Other accrued expenses	46	75
Interest payable	167	—
Total liabilities	12,808	12,107
Commitments and Contingencies (Note 14)
SHAREHOLDERS’ EQUITY/(DEFICIT):
Common stock, $.01 par value, 30,000 and 25,000 shares authorized; 21,326 and 20,909 shares issued; and 20,941 and 20,795 shares outstanding	209	208
Additional paid-in capital	119,398	119,230
Accumulated deficit	(123,101)	(119,018)
Total shareholders’ equity/(deficit)	(3,494)	420
Total liabilities and shareholders’ equity/(deficit)	$9,314	$12,527

(*) The Balance Sheet at June 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
SALES	$3,356	$4,082	$10,941	$12,405
COST OF GOODS SOLD	2,507	2,056	6,431	6,127
Gross profit	849	2,026	4,510	6,278

COSTS AND EXPENSES
Sales and marketing	1,313	1,915	4,839	5,639
General and administrative	527	711	1,773	2,094
Research and development	408	538	1,281	1,756
Change in value of acquisition consideration	(12)	—	(105)	(369)
Gain on demutualization	—	(321)	—	(321)
Medical device tax	52	41	172	41
Amortization of identifiable intangible assets	28	26	72	78
Total costs and expenses	2,316	2,910	8,032	8,918
OPERATING LOSS	(1,467)	(884)	(3,522)	(2,640)

INTEREST EXPENSE	(178)	(98)	(516)	(348)
FOREIGN CURRENCY EXCHANGE GAIN/(LOSS)	(1)	(6)	1	(9)
LOSS BEFORE INCOME TAXES	(1,646)	(988)	(4,037)	(2,997)
INCOME TAX EXPENSE	18	17	46	48
NET LOSS	$(1,664)	$(1,005)	$(4,083)	$(3,045)

NET LOSS PER COMMON SHARE - BASIC	$(0.08)	$(0.05)	$(0.19)	$(0.15)

NET LOSS PER COMMON SHARE - DILUTED	$(0.08)	$(0.05)	$(0.19)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	21,326	20,902	21,195	20,637

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	21,326	20,902	21,195	20,637

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(4,083)	$(3,045)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	447	505
Employee stock-based compensation expense	169	200
Provision for bad debts	(7)	29
Prostiva inventory reserve	739	—
Loss on disposal of assets	3	7
Accretion expense on deferred acquisition payments	334	439
Net adjustment to acquisition consideration	(105)	(369)
Deferred income taxes	27	32
Change in operating assets and liabilities:
Accounts receivable	342	44
Inventories	336	(1,017)
Prepaids and other assets	(86)	93
Accounts payable	387	2,607
Accrued expenses and deferred income	(187)	(75)
Interest payable	245	—
Net cash used for operating activities	(1,439)	(550)

INVESTING ACTIVITIES
Purchases of property and equipment	(28)	(55)
Purchases of intellectual property	(7)	(24)
Net cash used for investing activities	(35)	(79)

FINANCING ACTIVITIES
Proceeds from stock option exercises	—	16
Issuance of common stock	—	3,814
Net cash provided by financing activities	—	3,830

NET INCREASE/(DECREASE) IN CASH	(1,474)	3,201

CASH
Beginning of period	2,290	1,899
End of period	$816	$5,100

Supplemental cash-flow information
Income taxes paid during the period	$27	$15
Net carrying amount of inventory transferred to property and equipment	$46	$73

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

1.	Basis of Presentation

          The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2014 and the statements of operations and cash flows for the three and nine-months ended March 31, 2014 and 2013 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2013, which includes a going concern qualification.

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

          As of March 31, 2014, the Company’s cash balance was $816,000. The Company incurred net losses of $4,083,000 for the nine-month period ended March 31, 2014 and $4,292,000 and $4,695,000 in the fiscal years ended June 30, 2013 and 2012, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through March 31, 2014 of $123,101,000.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. On June 28, 2013, we entered into a Restructuring Agreement with Medtronic related to the $7.5 million we then owed to Medtronic under the transaction documents. As part of this agreement, we paid Medtronic $2.0 million in satisfaction of royalties earned for the 12 months ended September 6, 2012, the second half of the initial licensing fee, the license maintenance fee for the 12 month period ended September 6, 2012, outstanding transition services fees, and Prostiva inventory included as part of the acquisition and purchased subsequent to the acquisition. In addition, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note accrues at a rate of 6 percent, compounded annually, and is payable in five equal installments of principal, plus accrued interest, on March 31st of each year beginning on March 31, 2015. The $206,000 difference between the $7.5 million in obligations owed to Medtronic and the $2.0 million paid and the $5.3 million Note was recorded as a gain on debt extinguishment in fiscal year 2013. The Company does not have adequate cash to repay the full outstanding principal amount of $5.3 million on the Note. Any event of default under the Note may result in a loss of control of our business or bankruptcy.

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due during the second quarter of fiscal year 2014 of $650,000 has not been paid as of March 31, 2014 or as of the date of filing this Quarterly Report on Form 10-Q. The $650,000 is included in the short-term deferred acquisition payment liability as of March 31, 2014. In addition, we have not paid, as of March 31, 2014 or as of the date of filing this Quarterly Report on Form 10-Q, the annual $65,000 licensing maintenance fee due on September 6, 2013 which is included in other accrued expenses as of March 31, 2014. The non-payment does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. The non-payment under the license agreement is also not an event of default under the Note unless Medtronic provides written notice and an opportunity to cure. In the event of a material breach of the licensing agreement or other transaction documents, and Medtronic provides written notice to the Company and the Company fails to cure the breach, Medtronic may terminate the license agreement. If the license agreement is terminated, the Company’s rights to sell the Prostiva product would be terminated.

          On January 11, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), as subsequently amended (see Footnote 12 for further details). The line of credit with Silicon Valley Bank allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable.

          The Company will not be able to draw down our line of credit with Silicon Valley Bank upon a material breach of the license agreement or event of default under the Note with Medtronic, or, as of January 30, 2014, payment to Medtronic of any royalty payment or annual license payment or certain other actions by Medtronic with respect to these payments. The terms of the agreement with Silicon Valley bank state that any default with a third party, the result of which could have a material adverse affect on our business, is considered an event of default under the line of credit agreement and as of January 30, 2014, that it is an event of default if the Company makes any royalty payment and/or annual license payment to Medtronic, if Medtronic threatens to take action against the Company to collect any portion of these payments, or if Medtronic commences any action or proceeding against the Company with respect to these payments. The Company may cure this event of default by receipt within 30 days of its occurrence of net proceeds from a new round of equity or subordinated debt financing of at least $715,000.

          In addition, in accordance with a letter agreement between the Company and Medtronic dated March 21, 2014, the Company will not draw down any funds under its line of credit with Silicon Valley Bank without prior approval from Medtronic. The line of credit expires by its terms on June 30, 2014. As of March 31, 2014 the Company has not borrowed against this facility.

          During the first quarter of fiscal 2013, the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which resulted in approximately $3.8 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations there is substantial doubt about our ability to continue as a going concern. As of March 31, 2014, the Company’s cash may not be sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, maintain available borrowing under our line of credit with Silicon Valley Bank, and aggressively manage our expenses including those associated with our acquisition of the Prostiva product line from Medtronic. The Company’s ability to continue as a going concern is also dependent upon avoiding an event of default under the Note and avoiding termination of the license relating to the Prostiva product, whether by negotiation with Medtronic, cure of any non-payment giving rise to an event of default or termination, or otherwise.

          The Company is considering all available alternatives to improve its cash and liquidity position. In particular, the Company is attempting to generate revenues both from sales of our Cooled ThermoTherapy and Prostiva products in an amount sufficient to improve cash flow from our business. The Company also implemented restructuring plans in January 2014 and again in April 2014 to reduce our cash utilization (see Footnote 13 for further details). The Company estimates that as a result of the restructurings, it will be able to reduce cost of goods sold and pre-tax operating expenses in total by more than $4.0 million annually, beginning in the fourth quarter of fiscal year 2014. The Company may also seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both.

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

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

          If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations. In addition, there can be no assurance that the Company will be able to cure any potential event of default of the Note or cure any breach of any agreement with Medtronic, maintain compliance with its agreements with Medtronic, access available borrowings under the line of credit with Silicon Valley Bank, raise additional capital, or improve its operating or financial performance.

          The financial statements as of and for the three and nine-months ended March 31, 2014 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

          As part of the consideration for the Prostiva acquisition, the estimated royalty payments between the minimum and maximum amounts are considered contingent consideration. The contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved using Level 3 inputs. The Level 3 inputs consist of the projected fiscal year of payments based on projected revenues and an estimated discount rate. The fair value is determined by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. The Company estimates the fair value of the future contingent consideration at $1.4 million as of March 31, 2014. The Company recognized a reduction in fair value of contingent consideration of $105,000 during the nine-month period ended March 31, 2014 as a result of a reduction in the projected royalty payments in excess of contractual minimums. There was no change in the fair value of non-contingent consideration. The following table provides a reconciliation of the beginning and ending balances of the contingent consideration liability:

(in thousands)	Nine months ended March 31, 2014
Beginning Balance	$1,471
Accretion expense	63
Change in fair value of contingent consideration	(105)
Ending Balance	$1,429

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

5.	Stock-Based Compensation

          On November 16, 2012, our shareholders approved a new equity compensation plan, the Urologix, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan replaced our Amended and Restated 1991 Stock Option Plan (the “1991 Plan”) and provides stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock and/or cash. As of March 31, 2014, we had reserved 1,825,390 shares of common stock under the 2012 Plan, which includes 225,390 expired and forfeited shares from the 1991 Plan, and 1,211,916 shares were available for future grants. The number of shares available under the 2012 Plan will be increased by an amount equal to the number of shares subject to awards or options granted under the 1991 Plan which would have become available for additional awards under the 1991 Plan by reason of forfeiture, cancellation, expiration or termination of those awards. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter.

          Amounts recognized in the financial statements for the three and nine-months ended March 31, 2014 and 2013 related to stock-based compensation were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Cost of goods sold	$2	$4	$7	$15
Sales and marketing	12	10	40	32
General and administrative	27	29	102	132
Research and development	6	6	20	21
Total stock-based compensation	$47	$49	$169	$200

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine-months ended March 31, 2014 and 2013 using the Black-Scholes option-pricing model:

	2014	2013
Volatility	83.66%	71.83%
Risk-free interest rate	0.67%	0.38%
Expected option life	3.1 years	3.4 years
Stock dividend yield	—	—

          A summary of our option activity for the nine-months ended March 31, 2014 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2013	1,711,430	$1.43		$—
Options granted	191,500	0.38
Options forfeited	(47,663)	0.70
Options expired	(96,287)	1.55
Options exercised	—	—
Outstanding at March 31, 2014	1,758,980	$1.33	5.18	$—
Exercisable at March 31, 2014	1,386,412	$1.51	4.27	$—

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

          There is no intrinsic value in the table above as our closing stock price of $0.16 and $0.17 on March 31, 2014 and June 28, 2013, respectively, the last trading day prior to June 30, 2013, was lower than all options outstanding and exercisable as of that date.

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

          On August 14, 2013, the Company’s Board of Directors approved a grant of restricted stock to employees totaling 177,500 shares. The restrictions on the restricted stock lapse on the one year anniversary of the grant date. In addition, as part of our fiscal year 2014 corporate bonus plan, the Company’s Board of Directors approved a plan in which bonus eligible employees will receive shares of the Company’s common stock rather than cash compensation if certain fiscal year 2014 revenue objectives are achieved. If the Company met 100 percent of our fiscal year 2014 revenue performance target, approximately 337,000 shares of the Company’s common stock would be paid out as compensation. None of these shares are currently included in outstanding stock as of March 31, 2014 as the performance period has not yet ended and therefore no shares have been issued.

          A summary of restricted stock award activity for the nine-month period ended March 31, 2014 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2013	113,667	$0.68
Awards granted	377,500	0.28
Awards forfeited	—	—
Awards vested	(106,064)	0.66
Non-vested at March 31, 2014	385,103	$0.30

          As of March 31, 2014, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the Plan was $109,000 and $51,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.1 years for non-vested stock options and 3.3 years for restricted stock awards.

6.	Basic and Diluted Loss Per Share

            Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 21,326 and 20,902, for the three-months ended March 31, 2014 and 2013, respectively and 21,195 and 20,637, for the nine-months ended March 31, 2014 and 2013, respectively.

          The dilutive effect of stock options excludes approximately 1.79 million and 1.74 million awards for the three-months ended March 31, 2014 and 2013, respectively, and 1.81 million and 1.74 million for the nine-months ended March 31, 2014 and 2013, respectively, for which the exercise price was higher than the average market price. In addition, there were no potentially dilutive stock options where the exercise price was lower than the average market price for the three and nine-month periods ended March 31, 2014. For the three and nine-month periods ended March 31, 2013, 1,730 and 3,169, respectively, of potentially dilutive stock options, where the exercise price was lower than the average market price, were excluded from diluted weighted average common shares outstanding as they would be anti-dilutive due to the Company’s net loss for such periods.

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

7.	Goodwill

          The Company had approximately $3,036,000 of goodwill as of March 31, 2014 related to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist.

          As a result of the change in fair value of acquisition consideration due to an increase in the projected time to reach the cumulative $10 million of royalty and license fees related to the Prostiva acquisition, as well as the continued decline of our stock price, we tested goodwill for impairment as of March 31, 2014. Based on this impairment testing, it was determined that there was no impairment of goodwill as the fair value of the reporting unit exceeded its carrying amount as of March 31, 2014.

8.	Intangible Assets

          Intangible assets as of March 31, 2014 and June 30, 2013 consisted of the following (in thousands):

	March 31, 2014				June 30, 2013
	Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
Prostiva Acquisition
Patents and Technology	$1,529	$(410)	$(274)	$845	$1,529	$(311)	$(274)	$944
Customer Base	531	(143)	(95)	293	531	(108)	(95)	328
Trademarks	325	(49)	(65)	211	325	(37)	(65)	223
EDAP Acquisition
Customer Base	2,300	(2,288)	—	12	2,300	(2,270)	—	30
Other	72	(10)	—	62	64	(2)	—	62
Total intangible assets	$4,757	$(2,900)	$(434)	$1,423	$4,749	$(2,728)	$(434)	$1,587

          Amortization expense associated with intangible assets for the three and nine-months ended March 31, 2014 and 2013 was $61,000 and $68,000, respectively and $172,000 and $205,000, respectively. As a result of the delisting of our common stock from the NASDAQ exchange at the start of trading on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition were impaired. As a result, we recorded an impairment charge as of June 30, 2013 of $274,000 on our developed technology asset which was recorded in cost of goods sold, a $95,000 impairment charge on our customer base asset and a $65,000 impairment charge on trademarks both of which were recorded in operating expense. The fair value of patents and technology, customer base and trademark intangible assets was determined based on a discounted cash flow analysis of forecasted future operating results. We once again tested our intangible assets for impairment as of March 31, 2014 as a result of the continued decline in our stock price, net losses and negative cash flows and found no additional impairment existed.

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

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

          Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2014	$55
2015	202
2016	196
2017	196
2018	196

9.	Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	March 31, 2014	June 30, 2013

Raw materials	$720	$734
Work-in-process	219	112
Finished goods	554	1,768
Total inventories	$1,493	$2,614

          As of March 31, 2014, we took a non-cash write-down of our Prostiva capital equipment inventory of approximately $739,000, which included approximately $611,000 of finished goods inventory acquired as part of the September 6, 2011 Prostiva acquisition. The write-down of the Prostiva capital equipment inventory was due to low volume sales of the Prostiva generators and scopes, as well as the implementations of the recent restructurings that occurred in January and April of fiscal year 2014 as a result of our change in sales strategy. In addition, approximately $172,000 and $1.0 million of the above finished goods balance as of March 31, 2014 and June 30, 2013, respectively, represents long-term inventories that the Company does not expect to sell within the next 12 months, however they are also not considered excess or obsolete.

10.	Income Taxes

          As of June 30, 2013, the liability for gross unrecognized tax benefits was $14,000. During the nine-months ended March 31, 2014, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not change significantly in the next twelve months.

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

          Warranty provisions and claims for the nine-months ended March 31, 2014 and 2013 were as follows (in thousands):

	Beginning	Warranty	Warranty	Ending
Nine Months Ended	Balance	Provisions	Claims	Balance

March 31, 2014	$58	$35	$(30)	$63

March 31, 2013	$47	$39	$(40)	$46

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

12.	Financing Arrangements

Line of Credit

          On January 11, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). Under the Loan Agreement, SVB will make revolving advances to the Company of the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts. The Loan and Security Agreement was amended on November 30, 2012, January 9, 2014 (the Second Amendment) and again on January 30, 2014 (the Third Amendment). The Third Amendment extended the maturity date of the revolving line of credit to June 30, 2014. In addition, the Company agreed to a financial covenant requiring that it maintain at least four months of “Cash Burn,” which is the Company’s average monthly income (as defined in the Third Amendment) for the trailing three month period plus certain expenses and less certain non-cash gains. The Third Amendment also amends the interest rate applicable to borrowings under the revolving line to a floating per annum rate equal to either the prime rate plus 3.25% or the prime plus 4.25%, depending upon a financial ratio of certain assets to certain liabilities. Interest is payable monthly. In connection with the Loan Agreement, the Company granted SVB a first priority security interest in certain properties, rights and assets of the Company, specifically excluding intellectual property. In addition, in accordance with a letter agreement between the Company and Medtronic dated March 21, 2014, the Company will not draw down any funds under its line of credit with Silicon Valley Bank without prior approval from Medtronic. As of March 31, 2014, the Company had no borrowings outstanding on this credit line and was in compliance with all covenants.

Promissory Note

          On June 28, 2013, the Company entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the principal amount of the Note accrues at the annual rate of 6 percent, compounded annually. The Note requires that the Company make five equal annual payments of principal, plus accrued interest, on March 31 of each year beginning March 31, 2015. All amounts under the Note are due and payable on March 31, 2019 or earlier upon a Change of Control (as defined in the Note). The Company may prepay the Note without penalty at any time. The Note is junior to the indebtedness of Urologix to Silicon Valley Bank (the “Senior Lender”) pursuant to the Loan and Security Agreement dated January 11, 2012, (as subsequently amended), to successors and assigns of the Senior Lender under certain other loan agreements, and to a new lender that provides certain refinancing, but is senior in all respects (including right of payment) to all other existing or future indebtedness. The Note also specifies certain customary events of default that will entitle Medtronic, after any required notice, to declare the outstanding obligations immediately due and payable. The Note contains customary representations, warranties and covenants by the Company. As of March 31, 2014, the Company’s non-payment of an aggregate of $715,000 under the license agreement was not an event of default under the Note because Medtronic had not provided written notice and an opportunity to cure such default.

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

Urologix, Inc.
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

13.	Restructuring

          On January 3, 2014, the Company implemented a restructuring plan, reorganizing the Company’s operations and sales departments. The restructuring expenses totaled approximately $41,000, of which $24,000 are included in cost of goods sold and $17,000 are included in operating expense for the third quarter of fiscal year 2014. A summary of the third quarter restructuring activity is as follows:

Employee Termination Costs

Balance as of December 31, 2013	$—
Restructuring charges	41
Payments	(40)
Balance as of March 31, 2014	$1

          On April 10, 2014, the Company implemented a second restructuring plan, making additional changes to the Company’s operations and sales departments. The restructuring included another reduction in work force and severance payments of approximately $44,000 which will be included in cost of goods sold and operating expense for the fourth quarter of fiscal year 2014.

          These restructurings were part of a strategic decision to refocus the allocation of company resources and improve the Company’s ability to achieve profitability and generate positive cash flow from operations. The Company estimates that as a result of these restructurings, it will be able to reduce cost of goods sold and pre-tax operating expenses in total by more than $4.0 million annually, beginning in the fourth quarter of fiscal year 2014.

14.	Commitments and Contingencies

Legal Proceedings

          The Company has been involved in various legal proceedings and other matters that arise in the normal course of its business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As of March 31, 2014, the Company was not involved in any legal proceedings or other matters that are expected to have a material effect on the financial position, liquidity or results of operations of the Company.

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

          The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and nine-months ended March 31, 2014 and 2013. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2013.

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

          Our goal is to grow our business by establishing Cooled ThermoTherapy and Prostiva RF Therapy as the preferred therapeutic options considered by urologists for their BPH patients in the earlier stages of disease progression who do not want to take chronic BPH medication or are unhappy with the side effects, costs or results. A urologist can choose between our two therapies based upon clinical criteria specific to the BPH patient’s presentation. Our business strategy to achieve this goal is to:

•	Educate patients and urologists on the benefits of Cooled ThermoTherapy and Prostiva RF Therapy through the Company’s “Think Outside the Pillbox!” campaign and other market development efforts,

•	Increase utilization of Cooled ThermoTherapy and Prostiva RF Therapy by urologists who already have access to a Cooled ThermoTherapy and/or Prostiva RF Therapy system,

•	Build upon the evidence supporting the cost effectiveness of our technologies and educate healthcare providers on the benefit to patients and the healthcare system of our in-office therapies,

•	Increase the number of urologists who utilize one or both of our therapy treatment options for their patients,

•	Continue to partner with our European distributors to support the customers outside the United States.

          Our marketing and patient education efforts are focused on four goals: (i) increasing urologist adoption of both technologies and optimizing patient selection for maximum patient benefit and appropriate utilization; (ii) increasing patient awareness of office based treatment options; (iii) exposing urologists to the significant patient need for effective non-surgical alternatives to medical management; and (iv) providing new evidence to educate provider networks and payers as to the cost effectiveness of our technologies. We employ specific tools to support each of these goals. For the first, this includes developing a well trained clinically oriented field sales team that can explain both technologies and patient selection criteria and arming them with the tools and knowledge to be successful. For the second and third, our primary platform for raising patient awareness and increasing urologist exposure to the patient need is through the “Think Outside the Pillbox” campaign. We have had repeated success with this effort with strong patient responses to our call to action and urologists impressed with the turnout at the educational events. The result of these activities on our business is that the accounts that participate in this program have increased utilization, measured by revenue per account, after the campaign compared to before. For the fourth, we are working with our healthcare partners to complete new research showing the cost effectiveness of our technologies.

          The Company made the strategic decision to restructure the organization, including deploying a new distribution model and operational structure to refocus the allocation of company resources and improve the Company’s ability to achieve profitability and generate positive cash flow from operations. On April 10, 2014 we completed the implementation of this plan. The strategic reorganization included implementing a leaner and more efficient sales team which will continue to support our customer base in a deployment designed to create a more profitable sales model. In addition, we have dedicated resources charged with pursuing new opportunities to expand our business by targeting large provider organizations such as ACOs and certain hospital systems which are highly-focused on cost-effective treatment alternatives like our in-office BPH technologies. The sum of the April 10, 2014 announced strategic restructuring and the January 8, 2014 announced strategic restructuring is expected to generate over $4 million in annualized expense reductions and to prove our ability as a Company to demonstrate our value proposition in this evolving healthcare system.

          We initiated sales of the Prostiva RF Therapy system in Europe by entering into supply agreements with distributors in targeted countries. Total international Prostiva sales for the three and nine-month periods ended March 31, 2014 and 2013 were $93,000 and $136,000, respectively, and $258,000 and $420,000, respectively.

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

          As a result of recently enacted Federal health care reform legislation, substantial changes are anticipated in the United States health care system. Such legislation includes numerous provisions affecting the delivery of health care services, the financing of health care costs, reimbursement of health care providers and the legal obligations of health insurers, providers and employers. These provisions are currently slated to take effect at specified times over the next decade. The Federal health care reform legislation, beginning in January 2013, imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales. As a result, we incurred approximately $52,000 and $172,000, respectively, in medical device excise tax for the three-and nine month periods ended March 31, 2014, and $41,000 for the three and nine-month periods ended March 31,2013. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows.

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

          As of March 31, 2014, the Company’s cash balance was $816,000. The Company incurred net losses of $4,083,000 for the nine-month period ended March 31, 2014 and $4,292,000 and $4,695,000 in the fiscal years ended June 30, 2013 and 2012, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through March 31, 2014 of $123,101,000.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. On June 28, 2013, we entered into a Restructuring Agreement with Medtronic related to the $7.5 million we owed to Medtronic under the Transaction Documents. As part of this agreement we paid Medtronic $2.0 million in satisfaction of royalties earned for the 12 months ended September 6, 2012, the second half of the initial licensing fee, the license maintenance fee for the 12 month period ended September 6, 2012, for outstanding transition services fees, and for Prostiva inventory included as part of the acquisition and purchased subsequent to the acquisition. In addition, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note accrues at a rate of 6 percent, compounded annually and is payable in five equal installments of principal, plus accrued interest, on March 31st of each year beginning on March 31, 2015. The $206,000 difference between the $7.5 million in obligations owed to Medtronic and the $2.0 million paid and the $5.3 million Note was recorded as a gain on debt extinguishment in fiscal year 2013.

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due during the second quarter of fiscal year 2014 of $650,000 has not been paid as of March 31, 2014 or as of the date of filing this Quarterly Report on Form 10-Q. The $650,000 is included in the short-term deferred acquisition payment liability as of March 31, 2014. In addition, we have not paid, as of March 31, 2014 and as of the date of filing this Quarterly Report on Form 10-Q, the annual $65,000 licensing maintenance fee due on September 6, 2013 which is included in other accrued expenses as of March 31, 2014. The non-payment does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. The non-payment under the license agreement is also not an event of default under the Note unless Medtronic provides written notice and an opportunity to cure.

          During the quarter ended September 30, 2012, the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which resulted in approximately $3.8 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations there is substantial doubt about our ability to continue as a going concern. Our cash, cash generated from operations, if any, and available borrowings under our agreement with Silicon Valley Bank, may not be sufficient to fund our anticipated capital needs, operating expenses (including payments under the license agreement), and Note repayments, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support. Our ability to continue as a going concern is dependent upon improving our liquidity.

          The Company is considering all available alternatives to improve its cash and liquidity position. In particular, the Company is attempting to generate revenues both from sales of our Cooled ThermoTherapy and Prostiva products in an amount sufficient to improve cash flow from our business. The Company also implemented restructuring plans in January 2014 and again in April 2014 to reduce our cash utilization (see Footnote 13 for further details). The Company estimates that as a result of the restructurings, it will be able to reduce cost of goods sold and pre-tax operating expenses in total by more than $4.0 million annually, beginning in the fourth quarter of fiscal year 2014. The Company may seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both.

          Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.

Critical Accounting Policies:

          A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2013. As of March 31, 2014, our critical accounting policies and estimates continue to include revenue recognition, inventories, valuation of long-lived assets and goodwill, income taxes, stock-based compensation and fair value of contingent consideration.

RESULTS OF OPERATIONS

Net Sales
          Net sales for the three-months ended March 31, 2014 were $3.4 million, compared to $4.1 million during the same period of the prior fiscal year. The $726,000, or 18 percent, decrease in net sales for the comparable prior year period is primarily the result of lower volume of units sold in both Cooled ThermoTherapy and Prostiva RF Therapy product lines.

          Net sales for the nine-months ended March 31, 2014 were $10.9 million, compared to $12.4 million for the nine-months ended March 31, 2013. The decrease in net sales of $1.5 million, or 12 percent, is again a result of decrease in units sold in both product lines, Cooled ThermoTherapy and Prostiva RF Therapy.

Cost of Goods Sold and Gross Profit
          Cost of goods sold includes raw materials, labor, overhead, and royalties incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Urologix mobile service, as well as costs for the Prostiva products. Cost of goods sold for the three-months ended March 31, 2014 increased $451,000, or 22 percent, to $2.5 million, from $2.1 million for the three-month period ended March 31, 2013. Costs of goods sold of $6.4 million for the nine-month period ended March 31, 2014 increased by $304,000 or 5 percent, compared with the $6.1 million reported for the nine-month period ended March 31, 2013. The increase in costs of goods sold for the three and nine-months ended March 31, 2014 is a result of the $739,000 non-cash write-down of Prostiva capital equipment inventory as a result of lower volume generator and scope sales, as well as the implementations of the recent restructurings that occurred in January and April of fiscal year 2014 as a result of our change in sales strategy. In addition, we incurred approximately $24,000 of expense related to the restructuring plan implemented in January 2014. These increases were partially offset by decreases in costs of goods sold as a result of the decrease in sales.

          Gross profit as a percentage of net sales decreased to 25 and 41 percent, respectively, for the three and nine-month periods ended March 31, 2014 from 50 percent and 51 percent, respectively, for the three and nine-month periods ended March 31, 2013. The gross margin rate for the three and nine-month periods ended March 31, 2014 was impacted by 22 percentage points and 7 percentage points, respectively, as a result of the $739,000 Prostiva capital equipment write-down mentioned above. The remaining decrease in gross profit as a percentage of sales is due to higher manufacturing costs per unit due to lower production volumes and higher Prostiva material costs.

Sales and Marketing
          Sales and marketing expense of $1.3 million for the third quarter of fiscal year 2014 decreased by $602,000, or 31 percent, when compared to sales and marketing expense of $1.9 million in the same period of fiscal 2014. The decrease in sales and marketing expense for the three-months ended March 31, 2014 is due to a $361,000 decrease in headcount related expenses due to decreased commissions and decreased headcount as a result of the restructuring plan implemented in January 2014. In addition, travel expenses decreased by $83,000 due to lower headcount, advertising and promotions decreased by $71,000, and meeting expenses decreased by $35,000. These decreases were partially offset by approximately $17,000 of expense related to the restructuring previously mentioned.

          Sales and marketing expense of $4.8 million for the nine-month period ended March 31, 2014 decreased $800,000, or 14 percent, when compared to sales and marketing expense of $5.6 million in the same period of fiscal 2013. The decrease in sales and marketing expense year-over-year is largely due to decreased wage and benefit and travel related expenses of $446,000 due to decreased headcount, partially as a result of the restructuring plan implemented in January 2014. In addition, marketing expenses decreased by $202,000 and meeting expenses decreased by $90,000.

General and Administrative
          General and administrative expense decreased $184,000, or 26 percent, to $527,000 for the three-month period ended March 31, 2014 compared to $711,000 for the three-month period ended March 31, 2013. The decrease in general and administrative expense is a result of decreased spending in all general and administrative areas in an effort to manage expenses. In particular, wages and benefits decreased $83,000 due to lower headcount, and public reporting fees decreased $29,000 as a result of our Nasdaq delisting and no longer needing to pay the related listing fees.

          For the nine-months ended March 31, 2014, general and administrative expense decreased $321,000 or 15 percent to $1.8 million from $2.1 million for the nine-month period ended March 31, 2013. The decrease in general and administrative expense is again a result of a decrease in wages and benefits of $254,000 due to lower headcount, a $68,000 decrease in public reporting and investor relation fees, and a $30,000 decrease in stock option expense, partially offset by an increase in consulting fees of $60,000.

Research and Development
          Research and development expense, which includes expenditures for product development, regulatory compliance and clinical studies, decreased $130,000 or 24 percent to $408,000 for the three-month period ended March 31, 2014 from $538,000 for the three-month period ended March 31, 2013. The decrease in research and development expense is a result of a $90,000 decrease in expense for the monthly transition services fee related to the Prostiva license agreement which was paid in the prior year period. These fees ended when we became the legal manufacturer of Prostiva in April 2013. The remaining decrease is related to decreases in wages and benefits of $47,000 due to lower headcount in the current year.

          For the nine-months ended March 31, 2014, research and development expense decreased $475,000, or 27 percent, to $1.3 million from $1.8 million for the nine-month period ended March 31, 2013. The decrease in research and development expense year-over-year is a result of a $270,000 decrease in expense for the monthly transition services fee related to the Prostiva license agreement mentioned above, as well as decreases in consulting expenses.

Change in Value of Acquisition Consideration
          The change in the value of acquisition consideration was $12,000 and $105,000, respectively, for the three and nine-month periods ended March 31, 2014, compared to zero and $369,000 for the three and nine- month periods ended March 31, 2013, respectively. For the three and nine-month periods ended March 31, 2014, the change in the value of acquisition consideration represents the reduction in fair value of contingent consideration of $12,000 and $105,000, respectively, as a result of a reduction in the projected royalty payments in excess of contractual minimums in earlier years. For the nine-month period ended March 31, 2013, the change in the value of acquisition consideration represents the net effect of a reduction in fair value of contingent consideration of $791,000, partially offset by an increase of $422,000 in non-contingent consideration. These changes were due to an increase in the projected time it would take the Company to reach the cumulative $10 million of royalty and license fees owed on the Prostiva acquisition, which increased the number of years subject to minimum royalty payments and reduced the projected royalty payments in excess of contractual minimums in earlier years.

Gain on Demutualization
          The gain on demutualization of $321,000 for the three and nine-month periods ended March 31, 2013 represents the gain resulting from the demutualization of our products liability insurance carrier. This event did not repeat in the current fiscal year period.

Medical Device Tax
          The medical device tax expense represents the excise tax imposed beginning January 1, 2013 on all U.S. medical device sales as part of the Federal health care reform legislation. The medical device excise tax expense of $52,000 for the three-month period ended March 31, 2014, increased by $11,000 or 27 percent, when compared to medical device excise tax expense of $41,000 for the three-months ended March 31, 2013. The increase in the medical device tax expense is due to the fact that we did not become the legal manufacturer of the Prostiva product line until April 2013, and therefore did not pay excise tax on these sales in the prior year period. Medical device excise tax expense of $172,000 for the nine-month period ended March 31, 2014, increased by $131,000 or 320 percent due to the fact that the medical device tax was not implemented until January, 2013 and therefore only represents 3 months of expenses versus 9 months of expense in the current year period.

Amortization of Identifiable Intangible Assets
          Amortization of identifiable intangible assets was $28,000 and $26,000 for the three-month period ended March 31, 2014 and 2013, respectively. Amortization of identifiable intangible assets was $72,000 and $78,000 for the nine-month period ended March 31, 2014 and 2013, respectively. The slight increase in amortization expense of the three-month period ended March 31, 2014 is due to the write-off of capitalized patents. The slight decrease in amortization expense for the nine-month period ended March 31, 2014 is a result of the $160,000 impairment charge related to intangible assets acquired as part of the Prostiva acquisition in the fourth quarter of fiscal 2013 which resulted in lower amortization expense over the assets remaining useful lives.

Net Interest Expense
          Interest expense is a result of non-cash interest accretion on the deferred acquisition payments for the Prostiva business as well as the interest expense accrued on the Note entered into with Medtronic on June 28, 2013. Interest expense increased to $178,000 from $98,000 for the three-months ended March 31, 2014 and 2013, respectively. For the nine-months ended March 31, 2014, interest expense increased $168,000 to $516,000 from $348,000 for the nine-months ended March 31, 2013. The increase in interest expense is due to accrued interest on the Medtronic Note signed at the end of fiscal year 2013, partially offset by lower accretion expense related to the restructuring of the license agreement with Medtronic which resulted in the re-measurement of the contingent consideration.

Provision for Income Taxes
          We recognized income tax expense of $18,000 and $46,000 for the three and nine-months ended March 31, 2014, respectively, compared to income tax expense of $17,000 and $48,000 for the three and nine-month periods ended March 31, 2013, respectively. The tax expense in the three and nine-months ended March 31, 2014 consists of $9,000 and $27,000, respectively, of deferred tax expense recorded on the amortization for tax purposes of indefinite-lived goodwill intangibles acquired in the Prostiva acquisition, as well as $9,000 and $19,000, respectively, for state taxes. The tax expense in the three and nine-month periods ended March 31, 2013 also relates to the deferred tax liability resulting from the amortization for tax purposes of the goodwill acquired in the Prostiva acquisition, as well as provisions for state taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations since inception through sales of equity securities, including a follow-on offering completed during the first quarter of fiscal year 2013 and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of March 31, 2014, our cash balance was $816,000.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. On June 28, 2013, we entered into a Restructuring Agreement with Medtronic related to the $7.5 million we owed to Medtronic under the Transaction Documents. As part of this agreement we paid Medtronic $2.0 million in satisfaction of royalties earned for the 12 months ended September 6, 2012, the second half of the initial licensing fee, the license maintenance fee for the 12 month period ended September 6, 2012, for outstanding transition services fees, and for Prostiva inventory included as part of the acquisition and purchased subsequent to the acquisition. In addition, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note accrues at a rate of 6 percent, compounded annually and is payable in five equal installments of principal, plus accrued interest, on March 31st of each year beginning on March 31, 2015. The $206,000 difference between the $7.5 million in obligations owed to Medtronic and the $2.0 million paid and the $5.3 million Note was recorded as a gain on debt extinguishment in fiscal year 2013. The Company does not have adequate cash to repay the full outstanding principal amount of $5.3 million on the Note. Any event of default under the Note may result in a loss of control of our business or bankruptcy.

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due during the second quarter of fiscal year 2014 of $650,000 has not been paid as of March 31, 2014 or as of the date of filing this Quarterly Report on Form 10-Q. The $650,000 is included in the short-term deferred acquisition payment liability as of March 31, 2014. In addition, we did not pay, as of March 31, 2014 and as of the date of filing this Quarterly Report on Form 10-Q, the annual $65,000 licensing maintenance fee due on September 6, 2013 which is included in other accrued expenses as of March 31, 2014. The non-payment does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. The non-payment under the license agreement is also not an event of default under the Note unless Medtronic provides written notice and an opportunity to cure. In the event of a material breach of the licensing agreement or other transaction documents, and Medtronic provides written notice to the Company and the Company fails to cure the breach, Medtronic may terminate the license agreement. If the license agreement is terminated, the Company’s rights to sell the Prostiva product would be terminated.

          On January 11, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, as subsequently amended. The line of credit with Silicon Valley Bank allows borrowing by the Company of up to the lesser of $2.0 million or the defined borrowing base consisting of 80% of eligible accounts receivable.

          The Company will not be able to draw down our line of credit with Silicon Valley Bank upon a material breach of the license agreement or event of default under the Note with Medtronic, or, as of January 30, 2014, payment to Medtronic of any royalty payment or annual license payment or certain other actions by Medtronic with respect to these payments. The terms of the agreement with Silicon Valley bank state that any default with a third party, the result of which could have a material adverse affect on our business, is considered an event of default under the line of credit agreement and as of January 30, 2014, that it is an event of default if the Company makes any royalty payment and/or annual license payment to Medtronic, if Medtronic threatens to take action against the Company to collect any portion of these payments, or if Medtronic commences any action or proceeding against the Company with respect to these payments. The Company may cure this event of default by receipt within 30 days of its occurrence of net proceeds from a new round of equity or subordinated debt financing of at least $715,000.

          In addition, in accordance with a letter agreement between the Company and Medtronic dated March 21, 2014, the Company will not draw down any funds under its line of credit with Silicon Valley Bank without prior approval from Medtronic. The line of credit expires by its terms on June 30, 2014. As of March 31, 2014 the Company has not borrowed against this facility.

          During the first quarter of fiscal year 2013 the Company completed a follow-on offering which contributed approximately $3.8 million of net proceeds. However, as a result of the Company’s history of operating losses and negative cash flows from operations there is substantial doubt about our ability to continue as a going concern. As of March 31, 2014, the Company’s cash may not be sufficient to sustain day-to-day operations for the next 12 months.

          The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, maintain available borrowing under our line of credit with Silicon Valley Bank, and aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic. The Company’s ability to continue as a going concern is also dependent upon avoiding an event of default under the Note and avoiding termination of the license relating to the Prostiva product, whether by negotiation with Medtronic, cure of any non-payment giving rise to an event of default or termination, or otherwise. There is no assurance that our cash, cash generated from operations, if any, and available borrowing under our agreement with Silicon Valley Bank will be sufficient to fund our anticipated capital needs, operating expenses (including payments under the license agreement), and Note repayments, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support.

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

          The third quarter fiscal year 2014 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

          During the nine-months ended March 31, 2014, we used $1.4 million of cash for operating activities. The net loss of $4.1 million included non-cash charges of $739,000 from the Prostiva inventory reserve, $447,000 from depreciation and amortization expense, $169,000 from stock-based compensation expense and $334,000 of accreted interest expense. Changes in operating items resulted in the generation of $1.0 million of operating cash flow for the period as a result of higher accounts payable of $387,000, lower inventories of $336,000, lower accounts receivable of $342,000 and interest payable of $245,000. These changes were partially offset by lower accrued expenses and deferred income of $187,000 and higher prepaids and other assets of $86,000.

          The increase in accounts payable is the result of the timing of receipts and services versus payment. The decrease in inventories is due to lower volumes of Prostiva hand piece inventory as of March 31, 2014 due to the timing of shipments from our third-party supplier, and the decrease in accounts receivable is due to a decrease in revenue. The increase in interest payable represents the 6 percent interest accrued on the Note agreement entered into with Medtronic in June, 2013. The decrease in accrued expenses and deferred income is a result of a decrease in the commission accrual due to lower sales and lower headcount, as well as a decrease in the bonus accrual as a result of the payment of the fiscal 2013 bonuses during the first quarter of fiscal year 2014. The increase in prepaids and other assets is a result of the payment of annual insurance policies at the beginning of the fiscal year which are then amortized over the annual period.

          During the nine-months ended March 31, 2014, we used $35,000 for investing activities related to the purchase of property and equipment and investments in intellectual property.

          During the nine-months ended March 31, 2014, we did not generate any cash from financing activities.

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of March 31, 2014, our property and equipment, net, included approximately $319,000 of control units, generators and scopes used in evaluation or longer-term use programs and units used in our Company-owned mobile service.

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

Date May 14, 2014