Form 10-K
period 2014-06-30
UROLOGIX INC
filed 2014-09-19
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2014.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ____________________.

Commission File Number 0-28414

UROLOGIX, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1697237
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $3,574,987 as of the last day of the Company’s most recently completed second fiscal quarter, December 31, 2013, when the last reported sales price was $0.18.

As of September 1, 2014, the Company had outstanding 21,655,906 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

          Urologix develops, manufactures, and markets non-surgical, office-based therapies for the treatment of the symptoms and obstruction resulting from non-cancerous prostate enlargement also known as benign prostatic hyperplasia (BPH). These therapies use proprietary technology in the treatment of BPH, a disease that affects more than 30 million men worldwide and is the most common prostate problem for men over 50. We market both the Cooled ThermoTherapy™ (CTT) product line and the Prostiva® Radio Frequency (RF) Therapy System (Prostiva). We acquired the exclusive worldwide license to the Prostiva RF Therapy System in September 2011. These two technologies are designed to be used by urologists in their offices without placing their patients under general anesthesia. CTT uses a flexible catheter to deliver targeted microwave energy combined with a unique cooling mechanism that protects healthy urethral tissue and enhances patient comfort to provide safe, effective, lasting relief from BPH voiding symptoms by the thermal ablation of hyperplastic prostatic tissue surrounding the urethra. The proprietary Prostiva RF Therapy System delivers radio frequency energy directly into the prostate through the use of insulated electrodes deployed from a transurethral scope, ablating targeted prostatic tissue under the direct visualization of the urologist. These focal ablations reduce constriction of the urethra, thereby relieving BPH voiding symptoms. These two proven technologies have slightly different, yet complementary, patient indications and providing them to our urologist customers enables them to treat a wide range of patients in their office. We believe that these office-based BPH therapies are efficacious, safe and low cost solutions for BPH as they have shown results clinically superior to those of daily BPH medication and without the complications and side effect profile inherent with surgical procedures.

          Our goal is to strengthen our business by efficiently deploying our resources to support adoption of Cooled ThermoTherapy and Prostiva RF Therapy as the preferred therapeutic options considered by urologists for their BPH patients in the earlier stages of disease progression. Typically, these are patients who do not want to take chronic BPH medication or are unhappy with the side effects, costs or results. A urologist can choose between our two therapies based upon clinical criteria specific to the BPH patient’s presentation. Our business strategy to achieve this goal is to:

•	Increase utilization of Cooled ThermoTherapy and Prostiva RF Therapy by urologists who already have access to a Cooled ThermoTherapy and/or Prostiva RF Therapy system,

•	Build upon the evidence supporting the cost effectiveness of our technologies and educate healthcare providers on the benefit to patients and the healthcare system of our in-office therapies,

•	Educate patients and urologists on the benefits of Cooled ThermoTherapy and Prostiva RF Therapy through educational and other market development efforts, and

•	Continue to partner with our European distributors to support the customers outside the United States.

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

Market Opportunity

          While there are over 30 million men worldwide with symptomatic BPH, we are focused on growing our market penetration primarily in the U.S. The U.S. BPH market is large, underpenetrated and can be expected to continue to grow due to the general aging of the population as well as increasing life expectancies. BPH generally affects men after the age of 50. Epidemiological studies have shown that BPH will occur in a percentage of men roughly equivalent to the average age of the group studied. To illustrate this concept, on average, 70 year old men have a 70% chance of having BPH, while 60 year old men have a 60% incidence rate. Approximately half of men with BPH will have moderate to severe LUTS related to their disease as determined by the standard method of assessing symptoms. Patient claims analysis has shown that there are over 8.7 million men that are currently diagnosed with BPH in the U.S. Based on the aging of the population and the incidence of the disease, we estimate over 750,000 new patients each year will develop clinically significant BPH in the U.S. alone. Over the last few years chronic drug therapy as the primary course of treatment for these patients has increased its dominance in this market. Despite the demonstrable value proposition of our technology, we have penetrated only a small portion of the addressable population and the total procedure market for BPH, both surgical and office-based, has declined over the last few years. We believe our products could help improve the lives of a much larger patient population than currently receive our therapeutic options.

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

Chronic Drug Therapy

          Drug therapy has historically been the first line of treatment and the drug therapy market has continued to grow. Over 4 million men in the U.S. are on some form of chronic BPH medication. The most rigorous studies have shown that approximately 20% of patients treated with drug therapy discontinue treatment within 24 months for various reasons including cost, ineffectiveness, side effects and the burdens of compliance. However, patients may try different BPH drugs when one fails or combinations of drugs to improve effectiveness. Combination drug therapy leads to a more costly treatment regimen and often an increased incidence of side effects. In addition, there is risk that men who continue to take BPH drugs for long periods of time may miss signs of degradation in their urinary function due to the drug(s) masking the disease progression.

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

Cooled ThermoTherapy

          Cooled ThermoTherapy (CTT) is a microwave energy treatment that provides effective, durable and safe relief from BPH symptoms. The CTT system consists of a CoolWave or prior generation Targis control unit and a proprietary, flexible catheter that targets energy into the transition zone of the prostate producing a temperature sufficient to cause cell death, while simultaneously cooling and protecting the healthy, pain-sensitive urethral tissue. Our Cooled ThermoTherapy catheter is the CTC Advance microwave catheter designed to improve ease of use and patient comfort compared to earlier generation devices.

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

          During a Prostiva procedure, a grounding pad is placed over the patient’s sacrum, and the RF ablation current is directed towards the grounding pad through the prostatic tissue. Precise tissue heating occurs due to electrical resistance of the prostate tissue as electrons flow from the active to the return electrode. The RF current is precisely delivered to the region immediately surrounding the active electrode, with accurate control of the tissue effect. Ablation volume is a function of the placement and depth of the electrode, as well as the power utilized and the treatment duration. Temperature in the urethra is monitored continuously during the treatment while RF energy is delivered into the prostatic tissue, ultimately resulting in targeted necrosis of the prostatic tissues and relief of symptoms as the body re-absorbs the destroyed tissue through its natural healing process following treatment. Treatment time varies depending on gland size but is approximately 20-25 minutes and total room time is approximately 1 hour, equivalent to Cooled ThermoTherapy.

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

          Study objectives have included: collection of safety and efficacy data, support of new indications and marketing claims, generation of long-term durability data, and cost effectiveness data for Medicare and other reimbursement approvals in various markets. The results of these trials showed a majority of patients received significant long-term relief from the symptoms and obstruction caused by their BPH. BPH symptoms were measured using validated instruments, such as the American Urological Association Symptom Index (AUASI). Quality of life (QoL) was also measured using a validated scoring instrument where higher scores indicated a lower quality of life. Peak flow rates (Qmax) were measured in numerous studies where values were expressed in milliliters (mL) per second.

          The AUASI utilizes a 35-point scale where the higher the score (American Urological Association Symptom Score, or AUASS) the more severe the BPH symptoms. An AUASS greater than 7 is considered moderate symptomatic BPH. The minimum threshold for clinically significant improvement in the AUASS is commonly viewed as a reduction of 4 or more points. Success in clinical studies is often determined by a reduction of 30% from the baseline AUASS.

Cooled ThermoTherapy

          At the 2014 American Urological Association (AUA) annual meeting, data was presented on the comparative cost-effectiveness of both high-energy TUMT (TransUrethral Microwave Therapy) and low-energy TUMT. High energy TUMT included our CTT technology and resulted in lower total cost of care over time than the low-energy TUMT alternatives. The lower costs were achieved due to the durability, safety and effectiveness of the high-energy TUMT devices. We believe such society and professional presentations are important to underscore the efficacy, safety, durability and cost savings that Urologix technologies bring to patients, physicians, and payers.

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

          In summary, since being introduced to the U.S. market, multiple prospective trials have established Prostiva RF Therapy’s significant clinical benefit as well as the attractive risk profile.

Sales and Marketing

          Our goal is to establish our technologies as the first treatment choice for BPH patients looking to avoid daily medication or who are dissatisfied with symptom improvement, cost and/or side effects from chronic BPH drugs.

          United States

          We have a sales and marketing team consisting of sales management, marketing support, mobile application specialists, direct sales representatives, inside sales representatives, and customer service, all of whom are dedicated to marketing our Cooled ThermoTherapy and Prostiva RF Therapy products and our Urologix mobile service. In the fourth quarter of fiscal year 2014, we launched a new sales deployment that added capacity to our inside sales channel, reduced and realigned our direct sales representatives, and increased the role of our mobile application specialists. The deployment was designed using a number of factors including matching our sales team member’s skills and resources to the identifiable needs of our customer base. The new deployment enables us to cover the vast majority of our business with sales team members that can support customer’s continued access to our technologies in a manner they are traditionally used to with a significantly smaller sales team. Our sales and marketing team will continue to provide market-leading quality of service to our urology customers.

          Urology customers access our Cooled ThermoTherapy and Prostiva capital equipment through a direct purchase, longer-term use basis, Urologix mobile service, or third party mobile service. Pricing for single-use CTC treatment catheters and Prostiva kits to direct customers and our Urologix mobile service varies based upon treatment volume.

          Our Urologix mobile application specialists transport the CoolWave and Prostiva capital equipment, along with the disposables, primarily to urologist offices, ambulatory surgery centers and in some cases hospitals on a scheduled basis, making the treatment available to urologists and their patients on an efficient and economical basis. As of June 30, 2014, our mobile service offering included 10 mobile routes in select geographies across the United States. In addition to our direct sales channel and Urologix owned mobile service, we continue to partner with independent third-party mobile service providers to provide urologists with access to our Cooled ThermoTherapy and Prostiva treatment.

          Our marketing and patient education efforts are focused on four goals: (i) increasing urologist adoption of our technologies and optimizing patient selection for maximum patient benefit and appropriate utilization; (ii) increasing patient awareness of office based treatment options; (iii) exposing urologists to the significant patient need for effective non-surgical alternatives to medical management; and (iv) providing new evidence to educate urologists, provider networks and payers as to the cost effectiveness of our technologies. We employ specific tools to support each of these goals. For the first, this includes developing a well trained clinically oriented sales team that can explain both technologies and patient selection criteria and arming them with the tools and knowledge to be successful. For the second and third, our primary platform for raising patient awareness and increasing urologist exposure to the patient need is through the “Think Outside the Pillbox” patient education campaign. We have had repeated success with this effort with strong patient responses to our call to action and urologists are impressed with the turnout at the educational events. The result of these activities on our business is that the accounts that participate in this program have increased utilization, measured by revenue per account, after the campaign compared to before. For the fourth, we are working with our healthcare partners to complete new research showing the cost effectiveness of our technologies.

          As of June 30, 2014, we employed a total of 23 professionals in our sales and marketing departments and in our Urologix mobile service. The expenses for our Urologix mobile service are included in cost of goods sold.

          International

          Although our international sales efforts have historically been relatively modest, we believe that there is a potential market for Urologix products outside of the United States in certain, limited markets. In those regions outside of the U.S. where we sell our products, we utilize local distributors experienced in selling products to hospitals and urologists to assist us. During the second quarter of fiscal 2012, we assumed distribution responsibilities from Medtronic under the terms of the Transition Services and Supply Agreement for the distribution of the Prostiva RF Therapy system in Europe. We later entered into supply agreements with distributors in targeted countries within Europe for the sale of the Prostiva RF Therapy system. Our efforts have been directed at supporting existing users in markets with established reimbursement. Total international Prostiva sales for fiscal years 2014 and 2013 were $345,000 and $532,000, respectively.

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

          We continuously seek to develop alternative sources for critical components. However, when alternative sourcing is not possible, we may enter into supply agreements with each component provider. Nevertheless, failure to obtain components from these providers or delays associated with any future component shortages, particularly if we increase our manufacturing level, could have a material adverse effect on our business, our financial condition and our overall operating results.

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

          The FDA periodically inspects our facility, documentation and quality systems. To date, the FDA has noted no significant deficiencies of GMP. Our facility will continue to be subject to periodic inspections by the FDA and by other auditors. We believe that our manufacturing and quality control procedures meet the requirements of the FDA and other regulators and that we have established training and internal audit systems designed to ensure compliance.

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

          As of June 30, 2014, we employed 22 individuals in our manufacturing department.

Research and Development

          Our research and development efforts and goals are currently focused primarily on improving the features and functions of the technologies used in our Cooled ThermoTherapy and Prostiva RF Therapy procedures; improving the ease of use, patient comfort and clinical response to treatment; reducing the manufacturing cost of our products and expanding the evidence of the cost effectiveness of our technologies.

          During the fiscal years ended June 30, 2014 and 2013, we spent $1.6 million and $2.3 million, respectively, on our research and development efforts. As of June 30, 2014, we employed 9 individuals in our research and development department.

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

Medical Device Tax

          As a result of recently enacted Federal health care reform legislation, substantial changes are anticipated in the United States health care system. Such legislation includes numerous provisions affecting the delivery of health care services, the financing of health care costs, reimbursement of health care providers and the legal obligations of health insurers, providers and employers. These provisions are currently slated to take effect at specified times over the next decade. Beginning in January 2013, the Federal health care reform legislation imposed significant new taxes on medical device manufacturers in the form of a 2.3% excise tax on all U.S. medical device sales. As a result, we have incurred approximately $223,000 and $106,000 in medical device excise tax for the 2014 and 2013 fiscal years, respectively. This significant increase in the tax burden on our industry could have a material, negative impact on our future results of operations and our cash flows.

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

          Competition in the market for minimally invasive office-based treatments for BPH also exists. Competitive devices include low energy microwave combined with balloon dilatation (Medifocus, previously Boston Scientific); non-cooled, low energy microwave (Endo Pharmaceuticals/American Medical Systems); high energy microwave with limited cooling (Prostalund); and mechanically bracing open the urethra (Neotract).

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

          Our Cooled ThermoTherapy systems have received FDA approval for sale in the United States as a Class III medical device. We have obtained the CE Mark for our Cooled ThermoTherapy systems though we are not currently distributing in Europe and product registration for distribution in Canada, Australia, and New Zealand. The Prostiva RF Therapy System has received FDA clearance for sale in the United States as a Class II medical device. The Prostiva RF Therapy System has also received the CE Mark for distribution in Europe.

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

Employees

          As of June 30, 2014, we employed 61 individuals on a full-time basis compared to 95 individuals at June 30, 2013. None of our employees are covered under a collective bargaining agreement.

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

          The Note and the related security agreement are summarized below. In connection with the Restructuring Agreement, the Company also entered into an amendment to each of the License Agreement and the Transition and Services and Supply Agreement. The Transaction Documents, as amended by the Restructuring Agreement, are also each summarized below.

Note and Security Agreement: Interest on the principal amount of the Note will accrue at the annual rate of 6%, compounded annually. The Note requires that we make five equal annual payments of principal and accrued interest on March 31 of each year beginning March 31, 2015. All amounts under the Note are due and payable on March 31, 2019 or earlier upon a Change of Control (as defined in the Note). We may prepay the Note without penalty at any time. The Note also specifies certain customary events of default that will entitle Medtronic, after any required notice, to declare the outstanding obligations immediately due and payable. The Note contains customary representations, warranties and covenants by us.

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

          We have experienced significant operating losses to date, including net losses of $7.6 million for fiscal year 2014 and $4.3 million in fiscal year 2013. As of June 30, 2014, we had approximately $718,000 in cash. Although we completed a secondary offering in the first quarter of fiscal 2013 which contributed approximately $3.8 million of net proceeds, as a result of our history of operating losses and negative cash flows from operations, as well as our need for working capital to support operations, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty. As a result of the substantial doubt about our ability to continue as a going concern, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock.

          Our ability to continue as a going concern depends upon our ability to generate expected revenues both from sales of our Cooled ThermoTherapy and Prostiva products and our ability to generate positive cash flow from our business.

          On April 10, 2014, management completed the implementation of a strategic restructuring plan which included deploying a new distribution model and operational structure to refocus the allocation of company resources and improve the Company’s ability to achieve profitability and generate positive cash flow from operations. The targeted annual savings from this restructuring total over $4 million annually compared to the first half of fiscal year 2014. These savings impact both cost of goods sold and operating expenses. However, there can be no assurance that we will be successful in improving our business or obtaining positive cash flows from operations.

We have a history of unprofitability and may not be able to generate sufficient cash flow to fund our operations.

          We incurred an operating loss of $6.9 million for the year ended June 30, 2014 and $3.9 million for the year ended June 30, 2013. From our inception to June 30, 2014, we have incurred losses of approximately $126.6 million. Moreover, we have historically not generated sufficient operating cash flow to fund our operations. Based on our history of inadequate cash flow, we may not be able to fund our short-term capital needs through operating cash flow alone. To fund our long-term capital and liquidity needs, we must increase the revenues received from sales of our products to generate cash flow and operate in a profitable manner.

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

We may not realize the expected benefits from our strategic restructuring initiatives, and they may result in unintended adverse impacts to our business.

          The Company made the strategic decision to restructure the organization, including deploying a new distribution model and operational structure to refocus the allocation of company resources and improve the Company’s ability to achieve profitability and generate positive cash flow from operations. On April 10, 2014, we completed the implementation of this plan. The strategic reorganization included implementing a leaner and more efficient sales team which will continue to support our customer base in a deployment designed to create a more profitable sales model. In addition, we have dedicated resources charged with pursuing new opportunities to expand our business by targeting large provider organizations such as ACOs and certain hospital systems which are highly-focused on cost-effective treatment alternatives like our in-office BPH technologies.

          While the strategic restructuring is expected to generate over $4 million in annualized expense reductions beginning in the fourth quarter of fiscal year 2014 and to prove our ability as a Company to demonstrate our value proposition in this evolving healthcare system, we may not realize the expected benefits of our restructuring initiatives. In addition, these actions could yield unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity and unexpected additional employee attrition, including the inability to attract or retain key personnel. These consequences could negatively affect our business, financial condition and results of operations. We cannot guarantee that these restructuring measures, or other expense reduction measures we take in the future, will result in the expected cost savings and additional operating efficiency intended.

We may need additional capital and any additional capital we seek may not be available in the amount or at the time we need it.

          We used approximately $1.6 million of net cash for operating and investing activities in the year ended June 30, 2014 and ended our 2014 fiscal year with approximately $718,000 in cash. We believe the key factors to funding our long-term capital needs will be our ability to generate revenue and positive cash flow from the sale of our products. To fund our short-term capital needs if we are not able to immediately increase the revenues we receive from product sales, generate positive cash flow or operate in a profitable manner, we will need to raise funds in the future to execute our business plan and pursue our strategic goals.

          If we raise funds in the future, we cannot assure you that additional financing will be available in the amount or at the time we need it, or that it will be available on acceptable terms or at all. We may obtain future additional financing by incurring indebtedness or from an offering of our equity securities or both. Our efforts to raise additional funds from the sale of equity may be hampered by depressed trading price of our common stock and the fact that our common stock is listed on the OTC Markets Group’s OTCQB Marketplace. Our efforts to raise funds by incurring additional indebtedness may be hampered by the fact that we have approximately $5.3 million in outstanding indebtedness to Medtronic and the challenges we may face in servicing our current indebtedness with cash flow from future operations, as well as the fact that all of our assets (other than our intellectual property) are pledged as collateral to secure our existing debt.

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

          Our expected financing needs are based upon management estimates as to future revenue and expense. Our business plan and financing needs are subject to change based upon, among other factors, our ability to generate revenue from both the Prostiva RF Therapy System product and our Cooled ThermoTherapy products and our ability to effectively manage costs. If our estimate of our financing needs change, we may need additional capital more quickly than we expect or we may need a greater amount of capital.

Risks Related to Our Common Stock

Our common stock was transferred from The NASDAQ Capital Market (“NASDAQ”) to OTC Markets Group’s OTCQB Marketplace (“OTCQB”) which could impair our ability to raise capital and will likely hinder our investors’ ability to trade our common stock in the secondary market.

          On June 5, 2013, our Board of Directors authorized the transfer of our common stock from The NASDAQ Capital Market (“NASDAQ”) and the subsequent transfer to OTC Markets Group’s OTCQB Marketplace (“OTCQB”). Beginning on June 7, 2013, our common stock is traded on the OTCQB tier of the OTC Markets, an inter-dealer, over-the-counter market. As compared to securities quoted on a national exchange such as NASDAQ, selling our common stock could be more difficult because smaller quantities of shares are likely to be bought and sold, transactions could be delayed, security analysts’ coverage of us may be reduced, and our common stock may trade at a lower market price than it otherwise would.

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

          The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in March 2010. As a U.S. based company with significant sales in the United States, these health care reform laws will materially impact us and are expected to materially impact us. Certain provisions of these laws will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established. Accordingly, it is unclear what the full impact will be from the recent health care reform legislation. However, beginning in January 2013, the legislation imposed a 2.3% excise tax on sales of our Cooled ThermoTherapy and Prostiva products in the United States. We expect the new tax will materially and adversely affect our business, cash flows and results of operations. For the fiscal years ended June 30, 2014 and 2013, we paid approximately $223,000 and $106,000, respectively in medical device excise tax.

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

We are dependent on key personnel.

          Our failure to attract and retain skilled personnel could hinder the management of our business, our research and development, our sales and marketing efforts, and our manufacturing capabilities. Our future success depends to a significant degree upon the continued services of key senior management personnel, including Gregory J. Fluet, our Chief Executive Officer and Interim Chief Financial Officer and Lisa Ackermann, our Executive Vice President, Sales and Marketing. Each of these members of senior management is employed “at will” by us. However, if there is a change in control and we terminate Mr. Fluet’s or Ms. Ackermann’s employment without cause, we would be required to make specified payments to him or her as described in an amended and restated change of control letter agreement dated April 23, 2012. We do not have key person life insurance on any member of senior management.

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

          The term of the License Agreement is ten years or the earlier closing date of a purchase under the Acquisition Option Agreement. In addition, either party may terminate the License Agreement by written notice for breach after an opportunity to cure, and Medtronic may terminate the License Agreement in the event of our bankruptcy or insolvency. The License Agreement also will automatically terminate concurrently with certain terminations of the Transition Services and Supply Agreement, including terminations relating to regulatory challenges specified under the Transition Services and Supply Agreement. Upon termination of the License Agreement, all rights to the Prostiva intellectual property will revert back to Medtronic and the Transition Services and Supply Agreement and Acquisition Option Agreement will terminate. Further, upon termination of the License Agreement by Medtronic as a result of our breach or bankruptcy or default on the promissory note entered into with Medtronic on June 28, 2013, Medtronic will have the right, but not the obligation, to repurchase the assets from us that we previously purchased under the Asset Purchase Agreement for the same purchase price we previously paid.

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

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due in the second quarter of fiscal year 2014 of $650,000 has not been paid. This amount is included in the short-term deferred acquisition payment liability as of June 30, 2014. In addition, we did not pay the annual $65,000 licensing maintenance fee due on October 6, 2013 which is included in other accrued expenses as of June 30, 2014.

          The non-payment does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. The non-payment under the license agreement is also not an event of default under our promissory note to Medtronic dated June 28, 2013 in the principal amount of approximately $5.3 million (the “Note”) unless Medtronic provides written notice and an opportunity to cure the default. We have not received any notice from Medtronic as of the date of this filing.

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

          The Company’s ability to continue as a going concern is also dependent upon avoiding an event of default under the Note and avoiding termination of the license relating to the Prostiva product, whether by negotiation with Medtronic, cure of any non-payment giving rise to an event of default or termination, or otherwise. There can be no assurance that we will be able to cure any potential event of default of the Note or cure any breach of any agreement with Medtronic, maintain compliance with our agreements with Medtronic, raise additional capital or otherwise improve our liquidity, or improve our operating or financial performance. The Company’s cash needs and availability will be determined by a number of factors including operating performance and the timing of payment of the $650,000 in annual royalties.

The Prostiva RF Therapy System license, Restructuring Agreement and other agreements require significant future payments.

          Under the License Agreement, Transition Services and Supply Agreement, and Restructuring Agreement with Medtronic for the Prostiva RF Therapy System, we are obligated to make certain future payments, including:

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

          Our failure to pay these amounts when due with proper notice and opportunities to cure, would be a breach of the agreement, entitling Medtronic to terminate these agreements and our right to sell the Prostiva product after proper notice and an opportunity to cure.

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

		Quarter
Fiscal Year		First	Second	Third	Fourth

2014	High	$0.40	$0.33	$0.20	$0.20
	Low	0.15	0.14	0.14	0.14

2013	High	$1.00	$0.84	$0.77	$0.54
	Low	0.64	0.61	0.54	0.16

          The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

Dividends

          To date, we have not declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.

Equity Compensation Plan Information

          The table below presents our equity compensation plan information as of June 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,050,344	$ 1.17	1,319,354
Equity compensation plan not approved by security holders	-	-	-
Total	2,050,344	$ 1.17	1,319,354

          The “equity compensation plans approved by security holders” listed above represent shares issuable under the Urologix, Inc. 2012 Stock Incentive Plan, an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933. Shareholders approved the most recent Stock Incentive Plan at the 2012 Annual Meeting of Shareholders held on November 16, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

	Years ended June 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations Data:

Sales	$14,235	$16,590	$17,027	$12,571	$14,771
Cost of goods sold	8,142 (1)	8,407 (2)	8,645	6,030	6,569

Gross profit	6,093	8,183	8,382	6,541	8,202

Costs and Expenses:
Sales and marketing	5,850	7,719	7,027	5,197	5,657
General and administrative	2,299	2,515	3,393	2,808	2,944
Research and development	1,625	2,269	2,189	2,238	1,834
Change in value of acquisition consideration	(105)	(447)	(172)	-	-
Impairment of goodwill	3,036	-	-	-	-
Gain on demutualization	-	(321)	-	-	-
Medical device tax	223	106	-	-	-
Amortization of identifiable intangible assets	95	104	90	24	24
Impairment of identifiable intangible assets	-	160 (3)	-	-	-

Total costs and expenses	13,023	12,105	12,527	10,267	10,459

Operating loss	(6,930)	(3,922)	(4,145)	(3,726)	(2,257)
Interest income/(expense), net	(693)	(555)	(482)	1	-
Gain on debt extinguishment	-	206	-	-	-
Foreign currency exchange gain/(loss)	(1)	(7)	(13)	-	-
Loss before income taxes	(7,624)	(4,278)	(4,640)	(3,725)	(2,257)
Income tax expense (benefit)	(16)	14	55	8	(88)
Net loss	$(7,608)	$(4,292)	$(4,695)	$(3,733)	$(2,169)

Basic:
Net loss per common share:	$(0.36)	$(0.21)	$(0.32)	$(0.26)	$(0.15)
Weighted average shares used in computing net loss per share	21,219	20,703	14,741	14,556	14,508
Diluted:
Net loss per common share:	$(0.36)	$(0.21)	$(0.32)	$(0.26)	$(0.15)
Weighted average shares used in computing net loss per share	21,219	20,703	14,741	14,556	14,508

	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$718	$2,290	$1,899	$3,061	$5,702
Working capital/(deficit) (4)	(612)	3,484	(1,520)	4,038	6,720
Total assets	5,667	12,527	12,676	6,763	10,203
Total liabilities	12,644	12,107	12,050	1,917	1,997
Shareholders’ equity/(deficit)	(6,977)	420	626	4,846	8,206

(1)	Includes a $739,000 non-cash charge to write down the value of Prostiva capital equipment inventory.

(2)	Includes a $274,000 non-cash charge to partially impair our developed technology acquired as part of the Prostiva acquisition as of June 30, 2013.

(3)	Represents the following non-cash charges to partially impair intangible assets acquired as part of the Prostiva acquisition as of June 30, 2013:

Customer Base	$95,000
Trademarks	$65,000

(4)

Significant increase in working capital from fiscal year 2012 to fiscal year 2013 is a result of the restructuring of the Prostiva liabilities from accounts payable and short-term deferred acquisition payment to long-term debt.

SELECTED QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Sales	$3,779	$3,806	$3,356	$3,294
Gross profit	1,864	1,798	849 (1)	1,583
Loss before income taxes	(1,322)	(1,069)	(1,646)	(3,587	) (2)
Net Loss	(1,334)	(1,085)	(1,664)	(3,525	) (2)
Basic net loss per share	$(0.06)	$(0.05)	$(0.08)	$(0.17)
Diluted net loss per share	$(0.06)	$(0.05)	$(0.08)	$(0.17)

	Year Ended June 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Sales	$3,970	$4,354	$4,082	$4,184
Gross profit	2,016	2,237	2,026	1,905	(3)
Loss before income taxes	(1,053)	(954)	(988)	(1,281	) (4)
Net Loss	(1,069)	(970)	(1,005)	(1,247	) (4)
Basic net loss per share	$(0.05)	$(0.05)	$(0.05)	$(0.06)
Diluted net loss per share	$(0.05)	$(0.05)	$(0.05)	$(0.06)

(1)	Includes a $739,000 non-cash charge for the write-down of Prostiva capital equipment inventory.

(2)	Includes a non-cash impairment charge of $3,036,000 related to goodwill acquired as part of the Prostiva acquisition.

(3)	Includes a non-cash impairment charge of $274,000 related to developed technologies acquired as part of the Prostiva acquisition.

(4)	Includes the following non-cash charges to partially impair intangibles assets acquired as part of the Prostiva acquisition as of June 30, 2013:

Developed Technologies	$274,000
Customer Base	95,000
Trademarks	65,000
$434,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

          Urologix develops, manufactures, and markets non-surgical, office-based therapies for the treatment of the symptoms and obstruction resulting from non-cancerous prostate enlargement also known as benign prostatic hyperplasia (BPH). These therapies use proprietary technology in the treatment of BPH, a disease that affects more than 30 million men worldwide and is the most common prostate problem for men over 50. We market both the Cooled ThermoTherapy™ (CTT) product line and the Prostiva® Radio Frequency (RF) Therapy System. We acquired the exclusive worldwide license to the Prostiva RF Therapy System in September 2011. These two technologies are designed to be used by urologists in their offices without placing their patients under general anesthesia. CTT uses a flexible catheter to deliver targeted microwave energy combined with a unique cooling mechanism that protects healthy urethral tissue and enhances patient comfort to provide safe, effective, lasting relief from BPH voiding symptoms by the thermal ablation of hyperplastic prostatic tissue surrounding the urethra. The proprietary Prostiva RF Therapy System delivers radio frequency energy directly into the prostate through the use of insulated electrodes deployed from a transurethral scope, ablating targeted prostatic tissue under the direct visualization of the urologist. These focal ablations reduce constriction of the urethra, thereby relieving BPH voiding symptoms. These two proven technologies have slightly different, yet complementary, patient indications and providing them to our urologist customers enables them to treat a wide range of patients in their office. We believe that these office-based BPH therapies are efficacious, safe and low cost solutions for BPH as they have shown results clinically superior to those of daily BPH medication and without the complications and side effect profile inherent with surgical procedures.

          Our goal is to strengthen our business by efficiently deploying our resources to support adoption of Cooled ThermoTherapy and Prostiva RF Therapy as the preferred therapeutic options considered by urologists for their BPH patients in the earlier stages of disease progression. Typically, these are patients who do not want to take chronic BPH medication or are unhappy with the side effects, costs or results. A urologist can choose between our two therapies based upon clinical criteria specific to the BPH patient’s presentation. Our business strategy to achieve this goal is to:

•	Increase utilization of Cooled ThermoTherapy and Prostiva RF Therapy by urologists who already have access to a Cooled ThermoTherapy and/or Prostiva RF Therapy system,

•	Build upon the evidence supporting the cost effectiveness of our technologies and educate healthcare providers on the benefit to patients and the healthcare system of our in-office therapies,

•	Educate patients and urologists on the benefits of Cooled ThermoTherapy and Prostiva RF Therapy through educational and other market development efforts, and

•	Continue to partner with our European distributors to support the customers outside the United States.

          Clinical research activities are focused on expanding the evidence demonstrating the cost effectiveness of our technologies. Our research and development engineering efforts and goals are currently focused primarily on continuing engineering projects to support the product lines. This includes improving the features and functions of the technologies used in our Cooled ThermoTherapy and Prostiva RF Therapy procedures; improving the ease of use, continuous quality improvement initiatives; and also reducing the manufacturing cost of our products.

          We have incurred net losses of $7.6 million in fiscal year 2014 and $4.3 million in the fiscal year ended 2013. In addition, we have accumulated aggregate net losses since the inception of business through June 30, 2014 of $126.6 million.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. On June 28, 2013, we entered into a Restructuring Agreement with Medtronic related to the $7.5 million we owed to Medtronic under the Transaction Documents. As part of this agreement, we paid Medtronic $2.0 million in satisfaction of royalties earned for the 12 months ended September 6, 2012, the second half of the initial licensing fee, the license maintenance fee for the 12 month period ended September 6, 2012, for outstanding transition services fees, and for Prostiva inventory included as part of the acquisition and purchased subsequent to the acquisition. In addition, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note accrues at a rate of 6 percent, compounded annually and is payable in five equal installments of principal and accrued interest, on March 31st of each year beginning on March 31, 2015. The $206,000 difference between the $7.5 million in obligations owed to Medtronic and the $2.0 million paid and the $5.3 million Note was recorded as a gain on debt extinguishment in fiscal year 2013.

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due during the second quarter of fiscal year 2014 of $650,000 has not been paid as of June 30, 2014 or as of the date of filing this Annual Report on Form 10-K. The $650,000 is included in the short-term deferred acquisition payment liability as of June 30, 2014. In addition, we have not paid, as of June 30, 2014 and as of the date of filing this Annual Report on Form 10-K, the annual $65,000 licensing maintenance fee due on September 6, 2013 which is included in other accrued expenses as of June 30, 2014. The non-payment does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. The non-payment under the license agreement is also not an event of default under the Note unless Medtronic provides written notice and an opportunity to cure.

          During the quarter ended September 30, 2012, the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which contributed approximately $3.8 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations, the $2.0 million payment to Medtronic in June 3013 for liabilities associated with the Prostiva acquisition, and the remaining liabilities related to the Prostiva acquisition and Note owed to Medtronic, there is substantial doubt about our ability to continue as a going concern. In addition, our line of credit with Silicon Valley Bank expired on June 30, 2014, and was not renewed. Our cash and cash generated from operations, if any, may not be sufficient to sustain day-to-day operations for the next 12 months, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support, or if our cost reduction is not effective. Our ability to continue as a going concern is dependent upon improving our liquidity.

          The Company is considering all available alternatives to improve its cash and liquidity position. The Company implemented restructuring plans in January 2014 and again in April 2014. The Company made the strategic decision to restructure the organization, including deploying a new distribution model and operational structure, to reduce company expenses and focus remaining resources on the most important needs of our business. These changes are designed to improve the Company’s ability to generate positive cash flow from operations. On April 10, 2014, we completed the implementation of this plan. The strategic reorganization included implementing a new sales strategy using a leaner and more efficient sales team which will continue to support our customer base in a deployment designed to create a more profitable sales model. In addition, we are piloting the use of dedicated resources charged with demonstrating our value proposition to large provider organizations such as ACOs and certain hospital systems which are highly-focused on cost-effective treatment alternatives like our in-office BPH technologies. The targeted annual savings from these restructurings total over $4 million when compared to the first half of fiscal year 2014. These savings impact both cost of goods sold and operating expenses. In the fourth quarter we received partial benefit of these changes (see Footnote 6 for further details). The Company may seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both. However, it may be difficult to raise additional capital through a debt offering due to the debt outstanding with Medtronic and their position as a secured lender.

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

          Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist. To determine if there is goodwill impairment, the fair value of the reporting unit is compared to its carrying amount. If the fair value of a reporting unit is less than its carrying value, or if there is a shareholders’ deficit, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value of the goodwill. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.

          Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets and goodwill, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimate.

          As a result of the delisting of our common stock from the NASDAQ exchange on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition were impaired. As a result, we recorded an impairment charge of $274,000 on our developed technology asset which was recorded in cost of goods sold, a $95,000 impairment charge on our customer base asset and a $65,000 impairment charge on trademarks both of which were recorded in operating expense. There was no impairment of goodwill as it was determined that the fair value of the reporting unit exceeded its carrying amount as of June 30, 2013. See Footnote 11 for a description of our intangible assets.

          We tested our intangible assets and goodwill for impairment as of April 30, 2014, our annual testing date. We tested our intangible assets and goodwill for impairment due to our continued significant operating losses, negative cash flows, the estimated fair value of obligations due to Medtronic and due to the fact that we had a shareholders’ deficit as of the testing date. As part of this testing we fair valued all of our assets and liabilities as of this date using discounted cash flow analysis and forecasted future operating results. Based on this testing, we determined that the fair value of the Company could no longer support the carrying value of the goodwill acquired as part of the Prostiva acquisition. As a result, we recorded a non-cash impairment charge of $3,036,000 to fully impair our goodwill. See footnote 10 for a description of our goodwill and related impairment charge. There was no additional impairment of our long-lived assets as their estimated fair value exceeded their carrying values at that date.

Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. As of June 30, 2014, we carried a valuation allowance of $31.5 million against our net deferred tax assets.

Stock-Based Compensation

          Stock-based compensation expense is based on the fair value of the award at the date of grant and is recognized over the requisite service period which corresponds to the vesting period. Options typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant while restricted stock awards generally vest after one year. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model, we use historical data to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing and number of options granted at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period. The Company also grants restricted stock awards which typically vest over a period of one to four years. Fair value for restricted stock is based on the market price on the day of grant.

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

Results of Operations

Fiscal Years Ended June 30, 2014 and 2013

Net Sales

          Net sales decreased 14 percent to $14.2 million in fiscal year 2014 from $16.6 million in fiscal year 2013. The decrease in sales from fiscal year 2013 is due to a decline in the number of units sold of both our Cooled ThermoThearpy and Prostiva products.

Cost of Goods Sold and Gross Profit

          Cost of goods sold includes raw materials, labor, and overhead, incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Cooled ThermoTherapy mobile service, as well as costs for the Prostiva products. Cost of goods sold for fiscal year 2014 decreased $265,000 or 3 percent to $8.1 million, from $8.4 million in fiscal year 2013. This decrease in cost of goods sold is a result of the decrease in sales year over year, partially offset by a $739,000 non-cash charge associated with the write-down of Prostiva capital equipment inventory, as well as higher manufacturing costs due to lower production. Fiscal year 2013 costs of goods sold also included a $274,000 impairment charge related to the developed technologies acquired in the Prostiva acquisition. Excluding the $739,000 write-down of Prostiva inventory in fiscal year 2014 and the $274,000 developed technology impairment charge in fiscal year 2013, cost of goods sold would have decreased by $730,000 or 9 percent year over year.

          Gross profit as a percentage of sales decreased to 43 percent from 49 percent in fiscal years 2013. The fiscal year 2014 gross margin was impacted by 5 percentage points due to the $739,000 charge associated with the write-down of Prostiva inventory noted above. Gross margin was also impacted by higher warranty expenses on the Prostiva product line and lower margins on the CTT product line due to higher manufacturing costs due to lower production. The fiscal year 2013 gross margin percentage was impacted by 2 percentage points as a result of the $274,000 developed technology impairment charge mentioned above.

Sales and Marketing

          Sales and marketing expenses in fiscal year 2014 decreased $1.9 million, or 24 percent, to $5.9 million from $7.7 million in fiscal year 2013. The decrease in sales and marketing expense is the result of a $1.0 million decrease in wages and benefits, including commissions, as a result of the restructuring activities in January and April of 2014. In addition, advertising and promotions spending decreased by $429,000, travel and entertainment decreased by $240,000 due to lower headcount, and meeting expenses decreased by $162,000.

General & Administrative

          General and administrative expense in fiscal year 2014 decreased $216,000, or 9 percent, to $2.3 million from $2.5 million in fiscal year 2013. The decrease in general and administrative expense is mainly a result of a decrease in wages and benefits of $307,000 due to lower headcount, partially offset by an $81,000 increase in consulting expenses.

Research and Development

          Research and development expenses, which include expenditures for product development, regulatory compliance and clinical studies, decreased to $1.6 million for fiscal year 2014, from $2.3 million in fiscal year 2013. The $644,000, or 28 percent, decrease in research and development expense is due to a $360,000 decrease in transition service fees related to the Prostiva acquisition which were paid in the prior year period. In addition, wages and benefits decreased by approximately $130,000 due to lower headcount and consulting expenses decreased by approximately $90,000.

Change in Value of Acquisition Consideration

          The change in the value of acquisition consideration of $105,000 for the fiscal year ended June 30, 2014 represents the reduction in fair value of contingent consideration as a result of the reduction in projected royalty payments in excess of contractual minimums in earlier years. For the fiscal year period ended June 30, 2013, the change in value of acquisition consideration of $447,000 represents the net effect of a reduction in fair value of contingent consideration of $1.4 million prior to payments made in fiscal year 2013, partially offset by an increase of $933,000 in non-contingent consideration. These changes are due to an increase in the projected time it will take the Company to reach the cumulative $10 million of royalty and license fees owed on the Prostiva acquisition, and reduced the projected royalty payments in excess of contractual minimums in earlier years.

Impairment of Goodwill

          We recorded a $3.0 million charge to fully impair our goodwill obtained in the Prostiva acquisition. As part of our annual impairment test, we fair valued all of our assets and liabilities and determined the fair value of the Company could no longer support the carrying value of goodwill on our balance sheet due to the continued operating losses of the Company along with the significant amount due Medtronic and the estimated fair value of these obligations.

Gain on Demutualization

          The one-time gain on demutualization of $321,000 for the fiscal year ended June 30, 2013 represents the gain resulting from the demutualization of our products liability insurance carrier.

Medical Device Tax

          The medical device excise tax represents the excise tax imposed beginning January 1, 2013 on all U.S. medical device sales as part of the Federal health care reform legislation. The increase in the medical device tax expense of $117,000 from $106,000 in fiscal year 2013 to $223,000 in fiscal year 2014 is a result of the medical device tax not being implemented until January, 2013 and therefore only represents 6 months of expenses in the prior year period versus 12 months in fiscal year 2014.

Amortization of Identifiable Intangible Assets

          Amortization of identifiable intangible assets was approximately $95,000 in fiscal year 2014 compared to $104,000 in fiscal year 2013. The slight decrease in the amortization expense is a result of the $160,000 impairment charge related to intangible assets acquired as part of the Prostiva acquisition in the fourth quarter of fiscal year 2013 which resulted in lower amortization expense over the assets remaining useful lives.

Impairment of Identifiable Intangible Assets

          We recorded an impairment charge of $160,000 on identifiable intangible assets in fiscal year 2013. The impairment charge relates to a $95,000 write-down of the customer base and a $65,000 write-down of the trademarks acquired as part of the Prostiva acquisition.

Net Interest Income/(Expense)

          Interest expense is the result of non-cash interest accretion on the deferred acquisition payments for the Prostiva business as well as the interest expense accrued on the Note entered into with Medtronic on June 28, 2013. Net interest expense of approximately $693,000 for the fiscal year ended June 30, 2014, increased $138,000 over interest expense of $555,000 for the fiscal year ended June 30, 2013. The increase in interest expense is due to accrued interest on the Medtronic Note signed at the end of fiscal year 2013, partially offset by lower accretion expense related to the restructuring of the license agreement with Medtronic which resulted in the re-measurement of the contingent consideration.

Gain on Debt Extinguishment

          The gain on debt extinguishment of $206,000 is a result of the Restructuring Agreement entered into on June 28, 2013 with Medtronic which resulted in the restructuring of $7.5 million in outstanding Prostiva liabilities into a $2.0 million cash payment and a $5.3 million promissory note.

Provision for Income Taxes

          We recorded $16,000 of income tax benefit for the fiscal year ended June 30, 2014 compared to income tax expense of $14,000 for the fiscal year ended June 30, 2013. The $16,000 income tax benefit is the result of the reversal of the deferred tax liability resulting from the impairment of goodwill created in the Prostiva acquisition in the current fiscal year, partially offset by state taxes. The income tax expense of $14,000 in fiscal year 2013 represents deferred tax expense recorded on the amortization for tax purposes of indefinite-lived goodwill as well as state taxes.

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

Liquidity and Capital Resources

          We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of June 30, 2014, we had cash of $718,000 compared to cash of $2.3 million as of June 30, 2013. The decrease in cash of $1.6 million is the result of the use of $1.6 million of net cash for operating and investing activities.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1,000,000 initial license fee, with the remaining $500,000 payable on September 6, 2012. On June 28, 2013, we entered into a Restructuring Agreement with Medtronic related to the $7.5 million we owed to Medtronic under the Transaction Documents. As part of this agreement we paid Medtronic $2.0 million in satisfaction of royalties earned for the 12 months ended September 6, 2012, the second half of the initial licensing fee, the license maintenance fee for the 12 month period ended September 6, 2012, for outstanding transition services fees, and for Prostiva inventory included as part of the acquisition and purchased subsequent to the acquisition. In addition, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note accrues at a rate of 6 percent, compounded annually and is payable in five equal installments of principal and accrued interest, on March 31st of each year beginning on March 31, 2015. The $206,000 difference between the $7.5 million in obligations owed to Medtronic and the $2.0 million paid and the $5.3 million Note was recorded as a gain on debt extinguishment in fiscal year 2013. The Company does not have adequate cash to repay the full outstanding principal amount of $5.3 million on the Note. Any event of default under the Note may result in a loss of control of our business or bankruptcy.

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due during the second quarter of fiscal year 2014 of $650,000 has not been paid as of June 30, 2014 or as of the date of filing this Annual Report on Form 10-K. The $650,000 is included in the short-term deferred acquisition payment liability as of June 30, 2014. In addition, we did not pay, as of June 30, 2014 and as of the date of filing this Annual Report on Form 10-K, the annual $65,000 licensing maintenance fee due on September 6, 2013 which is included in other accrued expenses as of June 30, 2014. The non-payment does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. The non-payment under the license agreement is also not an event of default under the Note unless Medtronic provides written notice and an opportunity to cure. In the event of a material breach of the licensing agreement or other transaction documents, and Medtronic provides written notice to the Company and the Company fails to cure the breach, Medtronic may terminate the license agreement. If the license agreement is terminated, the Company’s rights to sell the Prostiva product would be terminated.

          During the first quarter of fiscal year 2013 the Company completed a follow-on offering which contributed approximately $3.8 million of net proceeds. However, as a result of the Company’s history of operating losses and negative cash flows from operations there is substantial doubt about our ability to continue as a going concern. In addition, our line of credit with Silicon Valley Bank expired on June 30, 2014, and was not renewed. It also may be difficult to raise additional capital through a debt offering due to the debt outstanding with Medtronic and their position as a secured lender. As of June 30, 2014, the Company’s cash may not be sufficient to sustain day-to-day operations for the next 12 months.

          On April 10, 2014, management completed the implementation of a strategic restructuring plan which included deploying a new distribution model and operational structure to refocus the allocation of company resources and improve the Company’s ability to achieve profitability and generate positive cash flow from operations. As a result of this restructuring, cash utilization in the fourth quarter of fiscal year 2014 was $98,000, which included $80,000 of cash payments related to the restructuring for payments related to severance and accrued vacation. The targeted annual savings from this restructuring total over $4 million when compared to the first half of fiscal year 2014. However, there can be no assurance that we will be successful in improving our business or obtaining positive cash flows from operations.

          The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business and aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic. The Company’s ability to continue as a going concern is also dependent upon avoiding an event of default under the Note and avoiding termination of the license relating to the Prostiva product, whether by negotiation with Medtronic, cure of any non-payment giving rise to an event of default or termination, or otherwise. There is no assurance that our cash and cash generated from operations, if any, will be sufficient to fund our anticipated capital needs, operating expenses (including payments under the license agreement), and Note repayments, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support.

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

          The fiscal year 2014 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Cash Provided by Operating Activities

          During fiscal year 2014, we used $1.5 million of cash from operating activities compared to $2.0 million in fiscal year 2013. The net loss of $7.6 million included non-cash charges of $3.0 million for the impairment of goodwill, $587,000 from depreciation and amortization expense, $739,000 related to the Prostiva inventory reserve, $211,000 from stock-based compensation expense and $467,000 of accreted interest expense, which was partially offset by a $105,000 gain as a result of a fair value adjustment to deferred acquisition payments. Changes in operating items resulted in the generation of $1.2 million of operating cash flow for the period as a result of lower accounts receivable of $620,000, lower inventories of $267,000, higher accounts payable of $264,000 and interest payable of $322,000. These increases were partially offset by $375,000 of lower accrued expenses and deferred income.

          The decrease in accounts receivable is due to a decrease in revenue. The decrease in inventories is due to lower volumes of CTT inventory on hand due to an effort to decrease the days inventory on hand, and the increase in accounts payable is the result of the timing of receipts and services versus payment. The increase in interest payable represents the 6 percent interest accrued on the Note agreement entered into with Medtronic in June, 2013. The decrease in accrued expenses and deferred income is a result of a decrease in the commission accrual due to lower sales and lower headcount.

Cash Used for Investing Activities

          We used $42,000 for investing activities related to the purchase of property and equipment to support our business operations and investments in intellectual property.

Cash Provided by Financing Activities

          During fiscal year 2014 we did not generate any cash from financing activities.

Contractual Commitments

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of June 30, 2014, our property and equipment, net, included approximately $311,000 of control units, generators and scopes used in evaluation or longer-term use programs and units used in our Company-owned mobile service. Depending on the growth of these programs, we may use additional capital to finance these programs.

          Future contractual commitments that will affect cash flows are as follows (in thousands):

	2015	2016	2017	2018	2019
Building and equipment leases	$228	$231	$32	$5	$-

Prostiva Payments

          Prostiva payments are commitments related to the acquisition of the Prostiva RF Therapy product line from Medtronic on September 6, 2011. Royalty obligations represent royalties, including minimum royalty obligations, based on management’s estimates of future revenues to be generated through sales of Prostiva products. Actual revenues generated through sales of Prostiva product and actual royalty payments may differ from these estimates. In addition, on June 28, 2013, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note will accrue at a rate of 6 percent, compounded annually and is payable in five equal installments of principal and accrued interest on March 31st of each year beginning on March 31, 2015 (see Footnote 12 for more details).

	Fiscal Years
	2015	2016	2017	2018	2019
Prostiva Payments
Annual license maintenance fee	$65	$65	$65	$65	$65
Royalty obligations	650	650	650	650	650
Note payments, including interest	1,323	1,323	1,323	1,323	1,323
Total contractual Prostiva payments	$2,038	$2,038	$2,038	$2,038	$2,038

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

Under the supervision of our Chief Executive Officer/Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Urologix, Inc
Minneapolis, MN

We have audited the accompanying balance sheets of Urologix, Inc. as of June 30, 2014 and 2013, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urologix, Inc. as of June 30, 2014 and 2013 and the results of their operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has suffered recurring operating losses and negative cash flows from operations, and needs additional working capital to support future operations. These factors raise substantial doubt about its ability to continue as a going concern. Managements’ plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
September 19, 2014

Urologix, Inc.
Balance Sheets
(In thousands, except per share data)

	June 30,
	2014	2013
ASSETS
Current Assets:
Cash	$718	$2,290
Accounts receivable, net of allowance of $76 and $79, respectively	1,502	2,132
Inventories	1,397	1,571
Prepaids and other current assets	63	128
Total current assets	3,680	6,121
Property and equipment:
Property and equipment	12,162	12,165
Less accumulated depreciation	(11,691)	(11,430)
Property and equipment, net	471	735
Other intangible assets, net	1,370	1,587
Goodwill	-	3,036
Long-term inventories	141	1,043
Other assets	5	5
Total assets	$5,667	$12,527

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$892	$628
Accrued compensation	487	721
Deferred income	6	5
Short-term deferred acquisition payment	1,339	681
Current portion of long-term debt	747	-
Interest payable	322	-
Other accrued expenses	499	602
Total current liabilities	4,292	2,637

Deferred tax liability	-	36
Long-term deferred acquisition payment	3,730	4,026
Long-term debt	4,586	5,333
Other accrued expenses	36	75
Total liabilities	12,644	12,107
Commitments and Contingencies (Note 13)
SHAREHOLDERS’ EQUITY/(DEFICIT):
Common stock, $.01 par value, 30,000 and 25,000 shares authorized; 21,291 and 20,909 shares issued; and 20,945 and 20,795 shares outstanding	209	208
Additional paid-in capital	119,440	119,230
Accumulated deficit	(126,626)	(119,018)
Total shareholders’ equity/(deficit)	(6,977)	420
Total liabilities and shareholders’ equity/(deficit)	$5,667	$12,527

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Statements of Operations
(In thousands, except per share data)

	For the Years Ended June 30
	2014	2013
SALES	$14,235	$16,590
COST OF GOODS SOLD	8,142	8,407
Gross profit	6,093	8,183

COSTS AND EXPENSES
Sales and marketing	5,850	7,719
General and administrative	2,299	2,515
Research and development	1,625	2,269
Change in value of acquisition consideration	(105)	(447)
Goodwill impairment	3,036	-
Gain on demutualization	-	(321)
Medical device tax	223	106
Amortization of identifiable intangible assets	95	104
Impairment of identifiable intangible assets	-	160
Total costs and expenses	13,023	12,105
OPERATING LOSS	(6,930)	(3,922)

INTEREST INCOME/(EXPENSE)	(693)	(555)
GAIN ON DEBT EXTINGUISHMENT	-	206
FOREIGN CURRENCY EXCHANGE LOSS	(1)	(7)
LOSS BEFORE INCOME TAXES	(7,624)	(4,278)
INCOME TAX (BENEFIT)/EXPENSE	(16)	14
NET LOSS	$(7,608)	$(4,292)

NET LOSS PER COMMON SHARE - BASIC	$(0.36)	$(0.21)

NET LOSS PER COMMON SHARE - DILUTED	$(0.36)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	21,219	20,703

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	21,219	20,703

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Statements of Shareholders’ Equity/(Deficit)
(In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity/(Deficit)
	Common Stock
	Shares	Amount
Balance, June 30, 2012	14,719	$147	$115,205	$(114,726)	$626
Net loss	-	-	-	(4,292)	(4,292)
Stock options exercised	20	-	15	-	15
Vesting of restricted stock	76	1	(1)	-	-
Stock-based compensation	-	-	257	-	257
Issuance of common stock	5,980	60	3,754	-	3,814
Balance, June 30, 2013	20,795	$208	$119,230	$(119,018)	$420
Net loss	-	-	-	(7,608)	(7,608)
Vesting of restricted stock	110	1	(1)	-	-
Stock-based compensation	40	-	211	-	211
Balance, June 30, 2014	20,945	$209	$119,440	$(126,626)	$(6,977)

The accompanying notes to financial statements are an integral part of these statements

Urologix, Inc.
Statements of Cash Flows
(In thousands)

	For the Years Ended June 30
	2014	2013

OPERATING ACTIVITIES
Net loss	$(7,608)	$(4,292)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	587	674
Impairment of identifiable intangible assets	-	434
Impairment of goodwill	3,036	-
Employee stock-based compensation expense	211	257
Provision for bad debts	10	(23)
Prostiva inventory reserve	739	-
Loss on disposal of assets	6	7
Accretion expense on deferred acquisition payments	467	544
Net adjustment to acquisition consideration	(105)	(447)
Gain on debt extinguishment	-	(206)
Deferred income taxes	(36)	1
Change in operating assets and liabilities:
Accounts receivable	620	23
Inventories	267	(626)
Prepaids and other assets	65	162
Accounts payable	264	1,760
Accrued expenses and deferred income	(375)	(227)
Interest payable	322	-
Net cash used for operating activities	(1,530)	(1,959)

INVESTING ACTIVITIES
Purchases of property and equipment	(32)	(79)
Acquisition of business	-	(1,368)
Purchases of intellectual property	(10)	(32)
Net cash used for investing activities	(42)	(1,479)

FINANCING ACTIVITIES
Proceeds from stock option exercises	-	15
Issuance of common stock	-	3,814
Net cash provided by financing activities	-	3,829

NET INCREASE/(DECREASE) IN CASH	(1,572)	391

CASH
Beginning of year	2,290	1,899
End of year	$718	$2,290

Supplemental cash-flow information
Income taxes paid during the period	$27	$17
Net carrying amount of inventory transferred to property and equipment	$70	$202
Deferred acquisition payment and accounts payable transferred to long-term debt	$-	$5,333

The accompanying notes to financial statements are an integral part of these statements.

UROLOGIX, INC.
Notes to Financial Statements

1.	Nature of Business

Description of Operating Activities

          Urologix, Inc. (the “Company,” “Urologix,” “we”) consists of one reportable segment. Urologix is based in Minneapolis and develops, manufactures and markets minimally invasive medical products for the treatment of obstruction and symptoms due to Benign Prostatic Hyperplasia (BPH). Urologix’ Cooled ThermoTherapy™ produces targeted microwave energy combined with a unique cooling mechanism to protect healthy tissue and enhance patient comfort. The Cooled ThermoTherapy™ product line includes the CoolWave® and Targis® Control Units and the CTC Advance® catheter. The Prostiva® RF Therapy System licensed from Medtronic, Inc., delivers radio frequency energy directly into the prostate destroying prostate tissue, reducing constriction of the urethra, and thereby relieving BPH voiding symptoms. Both of these products provide safe, effective and lasting relief of the symptoms and obstruction due to BPH.

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

UROLOGIX, INC.
Notes to Financial Statements

          Bad debt and sales returns provisions and accounts receivable write-offs for the years ended June 30, 2014 and 2013 were as follows (in thousands):

Years Ended	Beginning Balance	Provisions	Write-offs	Ending Balance

June 30, 2014	$79	$10	$(13)	$76

June 30, 2013	83	38	(42)	79

Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of:

(in thousands)	June 30, 2014	June 30, 2013

Raw materials	$685	$734
Work-in-process	127	112
Finished goods	726	1,768
Total inventories	$1,538	$2,614

          We took a non-cash write-down of our Prostiva capital equipment inventory of approximately $739,000, which included approximately $504,000 of finished goods inventory acquired as part of the September 6, 2011 Prostiva acquisition in the quarter ended March 31, 2014. This inventory continues to be reserved for as of June 30, 2014. The write-down of the Prostiva capital equipment inventory was due to low volume sales of the Prostiva generators and scopes, as well as the implementations of the recent restructurings that occurred in January and April of fiscal year 2014 as a result of our change in sales strategy. In addition, as of June 30, 2014 and 2013, $141,000 and $1,043,000, respectively, of the above finished goods balance represents long-term inventories that the Company does not expect to sell within the next 12 months, however, they are not considered excess or obsolete.

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

          Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist. To determine if there is goodwill impairment, the fair value of the reporting unit is compared to its carrying amount. If the fair value of a reporting unit is less than its carrying value, or if there is a shareholders’ deficit, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value of the goodwill. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.

          Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets and goodwill, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

UROLOGIX, INC.
Notes to Financial Statements

          As a result of the delisting of our common stock from the NASDAQ exchange on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition were impaired. As a result, we recorded an impairment charge of $274,000 on our developed technology asset which was recorded in cost of goods sold, a $95,000 impairment charge on our customer base asset and a $65,000 impairment charge on trademarks both of which were recorded in operating expense. There was no impairment of goodwill as it was determined that the estimated fair value of the reporting unit exceeded its carrying amount as of June 30, 2013. See Footnote 11 for a description of our intangible assets.

          We tested our intangible assets and goodwill for impairment as of April 30, 2014, our annual testing date. We tested our intangible assets and goodwill for impairment due to our continued significant operating losses, negative cash flows, the estimated fair value of obligations due to Medtronic and due to the fact that we had a shareholders’ deficit as of the testing date. As part of this testing we fair valued all of our assets and liabilities as of this date using discounted cash flow analysis and forecasted future operating results. Based on this testing, we determined that the fair value of the Company could no longer support the carrying value of the goodwill acquired as part of the Prostiva acquisition. As a result, we recorded a non-cash impairment charge of $3,036,000 to fully impair our goodwill. See footnote 10 for a description of our goodwill and related impairment charge. There was no additional impairment of our long-lived assets as their estimated fair value exceeded their carrying values at the testing date.

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

          Property and equipment, net consisted of the following (in thousands):

	June 30, 2014	June 30, 2013

Leasehold improvements, equipment, furniture and vehicles	$147	$241
Computer equipment	13	32
Control units, generators and scopes	311	462
Total property and equipment, net	$471	$735

          Depreciation expense for the years ended June 30, 2014 and 2013 was $360,000, and $401,000, respectively.

Contingent Consideration

          Contingent consideration was recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred, discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in operating loss. Any changes in fair value will impact earnings in such reporting period until the contingencies are resolved.

UROLOGIX, INC.
Notes to Financial Statements

Leases and Deferred Rent

          We lease all of our office space. We evaluate and classify all of our leases as operating or capital leases for financial reporting purposes. As of June 30, 2014, all of our leases were accounted for as operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent. Any lease incentives we receive for items such as leasehold improvements, we record a deferred credit for the amount of the lease incentive and amortize it over the lease term, which may or may not equal the amortization period of the leasehold improvements.

Warranty Costs

          Certain of our products, including the Prostiva products, are covered by warranties against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of product failure rates, material usage and service delivery costs to sales, the historical length of time between the sale and resulting warranty claim and other factors.

          Warranty provisions and claims for the years ended June 30, 2014 and 2013 were as follows (in thousands):

Years Ended	Beginning Balance	Warranty Provisions	Warranty Claims	Ending Balance

June 30, 2014	$58	$36	$(38)	$56

June 30, 2013	47	63	(52)	58

Income Taxes

          We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. As of June 30, 2014, we carried a valuation allowance of $31.5 million against our net deferred tax assets.

Stock-Based Compensation

          Stock-based compensation expense is based on the fair value of the award at the date of grant and is recognized over the requisite service period which corresponds to the vesting period. Options typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. Generally, options granted to non-employee directors are immediately exercisable at the date of grant while restricted stock awards generally vest after one year. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model, we use historical data to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The range of these assumptions and the range of option pricing and number of options granted at the different grant dates will impact our calculation of the fair value of the awards and will therefore impact the amount of expense reflected in our statement of operations for any given period. The Company also grants restricted stock awards which typically vest over a period of one to four years. Fair value for restricted stock is based on the market price on the day of grant. See Note 5 for additional discussion.

UROLOGIX, INC.
Notes to Financial Statements

Net Loss Per Common Share

          Basic loss per share was computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus all potentially dilutive common shares that result from stock options, unless there is a net loss position, in which case diluted loss per share is the same as basic loss per share. The number of shares used in earnings per share computations is as follows (in thousands):

	For the years ended June 30,
	2014	2013
Weighted average common shares outstanding - basic	21,219	20,703
Dilutive effect of stock options	-	-
Weighted average common shares outstanding - diluted	21,219	20,703

          The dilutive effect of stock options in the above table excludes 1.7 million and 1.7 million of underlying options for which the exercise price was higher than the average market price for the years ended June 30, 2014 and 2013, respectively. In addition, there were no potentially dilutive stock options where the exercise price was lower than the average market price for the fiscal year ended June 30, 2014. For the fiscal year ended June 30, 2013, there were dilutive potential common shares of 1,061 shares, where the exercise price was lower than the average market price and were excluded from diluted weighted average common shares outstanding as they would be anti-dilutive due to our net loss.

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

Financial Instruments

          The carrying amounts of our accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s short and long-term debt, including deferred acquisition payments, is estimated based on our future projected cash flow streams which would be used to pay down the debt. As of June 30, 2014, the fair value of the Company’s short and long-term debt for purposes of the Company’s goodwill impairment analysis, including the deferred acquisition payments, was estimated at $1.9 million versus a carrying value of $10.4 million based on a market participant basis as required under the goodwill step 2 impairment test guidance. The fair value of contingent consideration as disclosed in footnote 4 and the carrying amount of debt as disclosed in footnotes 12 and 13 are based on using the contractual obligations due under the terms of the agreement.

UROLOGIX, INC.
Notes to Financial Statements

Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. These include, among others, the change in the Prostiva capital equipment inventory as noted earlier, the continued difficult economic conditions, tight credit markets, Medicare reimbursement rate uncertainty, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Reclassification

          The balance sheet includes the reclassification of prior year inventory from current inventories to long-term inventories to conform with current year presentation. The reclassification is related to additional inventories received subsequent to the Prostiva acquisition that should have been classified as long-term, as we do not expect to sell them within the next 12 months, which had been classified in current inventories.

Recently Issued Accounting Standard

          In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are evaluating the impact of the amended revenue recognition guidance on our financial statements.

3.	Liquidity

          As of June 30, 2014, the Company had cash of $718,000. The Company incurred net losses of $7,608,000 in fiscal year 2014 and $4,292,000 in the fiscal year ended 2013. In addition, the Company has accumulated aggregate net losses from the inception of business through June 30, 2014 of $126.6 million.

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

UROLOGIX, INC.
Notes to Financial Statements

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due during the second quarter of fiscal year 2014 of $650,000 has not been paid as of June 30, 2014 or as of the date of filing this Annual Report on Form 10-K. The $650,000 is included in the short-term deferred acquisition payment liability as of June 30, 2014. In addition, we have not paid, as of June 30, 2014 or as of the date of filing this Annual Report on Form 10-K, the annual $65,000 licensing maintenance fee due on September 6, 2013 which is included in other accrued expenses as of June 30, 2014. The non-payment does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. The non-payment under the license agreement is also not an event of default under the Note unless Medtronic provides written notice and an opportunity to cure. In the event of a material breach of the licensing agreement or other transaction documents, and Medtronic provides written notice to the Company and the Company fails to cure the breach, Medtronic may terminate the license agreement. If the license agreement is terminated, the Company’s rights to sell the Prostiva product would be terminated.

          During the first quarter of fiscal 2013, the Company completed a follow-on offering in which we sold 5,980,000 shares of common stock at a price of $0.75 per share which contributed approximately $3.8 million of net proceeds after deducting underwriting discounts and commissions and other expenses payable by the Company. However, as a result of the Company’s history of operating losses and negative cash flows from operations, and the need for additional working capital to support future operations, there is substantial doubt about our ability to continue as a going concern. In addition, our line of credit with Silicon Valley Bank expired on June 30, 2014, and was not renewed.

          The Company’s cash may not be sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business and aggressively manage our expenses, including those associated with our acquisition of the Prostiva product line from Medtronic. The Company’s ability to continue as a going concern is also dependent upon avoiding an event of default under the Note and avoiding termination of the license relating to the Prostiva product, whether by negotiation with Medtronic, cure of any non-payment giving rise to an event of default or termination, or otherwise.

          The Company is considering all available alternatives to improve its cash and liquidity position. In particular, the Company implemented a new sales strategy using a leaner and more efficient sales team which will continue to support our current customer base while also targeting new accounts which align with our value proposition of strong clinical outcomes and low costs in an attempt to generate revenues both from sales of our Cooled ThermoTherapy and Prostiva products in an amount sufficient to improve cash flow from our business. The Company also implemented restructuring plans in January 2014 and again in April 2014 to reduce our cash utilization. The targeted annual savings from these restructurings total over $4 million, compared with the first half of fiscal year 2014. In the fourth quarter, we received partial benefit of these changes (see Footnote 6 for further details). The Company may also seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both. However, it may be difficult to raise additional capital through a debt offering due to the debt outstanding with Medtronic and their position as a secured lender.

UROLOGIX, INC.
Notes to Financial Statements

          There is no assurance that our cash, cash generated from operations, if any, will be sufficient to fund our anticipated capital needs, operating expenses, (including payments under the licensing agreement), and Note repayments, particularly if product sales do not generate revenues in the amounts currently anticipated, if our operating costs are greater than anticipated or greater than our business can support.

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

          The financial statements as of and for the year ended June 30, 2014 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

          As part of the consideration for the Prostiva acquisition, the estimated royalty payments between the minimum and maximum amounts are considered contingent consideration. The contingent consideration, including the payment up to the minimum obligation to transfer the license, is measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved using Level 3 inputs. The Level 3 inputs consist of the projected fiscal year of payments based on projected revenues and an estimated discount rate. The fair value is determined by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. The Company estimates the fair value of the future contingent consideration at $953,000 at June 30, 2014. The Company recognized a reduction in fair value of contingent consideration of $105,000 during the fiscal year ended June 30, 2014 as a result of the reduction in the projected royalty payments in excess of contractual minimums. There was no change in the fair value of non-contingent consideration. The following table provides a reconciliation of the beginning and ending balances of the contingent consideration liability:

(in thousands)	Fiscal Year 2013	Fiscal Year 2014
Beginning Balance - Contingent Consideration Liability	$2,862	$962
Accretion expense	(11)	96
Change in fair value of contingent consideration	(1,380)	(105)
Payments	(509)	-
Ending Balance - Contingent Consideration Liability	$962	$953

UROLOGIX, INC.
Notes to Financial Statements

          As part of our annual testing, we tested our goodwill for impairment as of April 30, 2014. As part of this impairment testing, we fair valued all of our assets and liabilities, many of which were based on discounted cash flows analysis and forecasted future operating results which represent Level 3 inputs. As a result of our testing, we recorded a non-cash impairment charge of $3,036,000 to fully impair our goodwill. The following table provides a reconciliation of the beginning and ending balances of our goodwill intangible asset:

(in thousands)	Fiscal Year 2014
Beginning Balance - Goodwill	$3,036
Impairment charge	(3,036)
Ending Balance - Goodwill	$-

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

(in thousands)	Fiscal Year 2013	Fiscal Year 2014
Beginning Balance - Intangible Assets	$2,177	$1,495
Amortization expense	(248)	(194)
Impairment charge	(434)	-
Ending Balance - Intangible Assets	$1,495	$1,301

5.	Stock Options and Restricted Stock Awards

          On November 16, 2012, our shareholders approved a new equity compensation plan, the Urologix, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan replaced our Amended and Restated 1991 Stock Option Plan (the “1991 Plan”) and provides stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock and/or cash. As of June 30, 2014, we had reserved 1,860,328 shares of common stock under the 2012 Plan, which includes 260,328 expired and forfeited shares from the 1991 Plan and 1,319,354 shares were available for future grants. The number of shares available under the 2012 Plan will be increased by an amount equal to the number of shares subject to awards or options granted under the 1991 Plan, which would have become available for additional awards under the 1991 Plan by reason of the forfeiture, cancellation, expiration or termination of those awards. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter. The Company issues new shares when stock options are exercised.

UROLOGIX, INC.
Notes to Financial Statements

          Amounts recognized in the financial statements related to stock-based compensation for the fiscal years ended June 30, 2014 and 2013 were as follows (in thousands):

	2014	2013
Cost of goods sold	$12	$19
Sales and marketing	53	46
General and administrative	132	164
Research and development	14	28
Total cost of stock-based compensation	$211	$257

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For restricted stock awards, the fair value is calculated as the market price on date of grant and we amortize the fair value on a straight-line basis over the requisite service period of the award. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30, 2014 and 2013 using the Black-Scholes option-pricing model:

	2014	2013
Volatility	84.00%	72.00%
Risk-free interest rate	0.7%	0.4%
Expected option life	3.1 years	3.4 years
Stock dividend yield	-	-

          A summary of our options and option activity for the fiscal year ended June 30, 2014 is as follows:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Outstanding as of June 30, 2014	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Exercisable as of June 30, 2014	Weighted Avg. Exercise Price
$0.00	$2.43	1,631,542	4.9	$1.21	1,331,973	$1.34
$2.44	$4.86	57,500	2.1	$3.20	57,500	$3.20
$4.87	$7.29	7,500	1.0	$5.47	7,500	$5.47
$7.30	$14.58	7,500	0.1	$12.23	7,500	$12.23
		1,704,042	4.8	$1.35	1,404,473	$1.50

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2013	1,711,430	$1.43		$-
Options granted	191,500	0.38
Options forfeited	(88,063)	0.66
Options expired	(110,825)	1.49
Outstanding at June 30, 2014	1,704,042	$1.35	4.79	$-
Exercisable at June 30, 2014	1,404,473	$1.50	4.02	$-

          There is no aggregate intrinsic value in the table above as our closing stock price of $0.18 and $0.17 on June 30, 2014 and June 28, 2013, respectively, the last trading day prior to June 30, 2013, was lower than all options outstanding and exercisable as of that date.

UROLOGIX, INC.
Notes to Financial Statements

          The weighted average fair value of our options at their grant date was approximately $0.21 and $0.40 for options granted during the fiscal years ended June 30, 2014 and 2013, respectively. No options were exercised in fiscal year 2014. There was a negative intrinsic value of approximately $600 on options exercised during fiscal year 2013, as some options were exercised at a market price lower than the exercise price.

          A summary of the status of our non-vested options as of June 30, 2014 is as follows:

	Number of Options	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2013	383,115	$0.46
Options granted	191,500	0.21
Options forfeited	(88,063)	0.34
Options vested	(186,983)	0.48
Non-vested at June 30, 2014	299,569	$0.32

          A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2013	113,667	$0.68
Awards granted	377,500	0.28
Awards forfeited	(35,000)	0.38
Awards vested	(109,865)	0.67
Non-vested at June 30, 2014	346,302	$0.28

          As of June 30, 2014, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under our plan was $86,000 and $24,000, respectively. That cost is expected to be recognized over a weighted-average period of 2.0 years for non-vested stock options and 0.36 years for restricted stock awards. The total fair value of options vested during the fiscal years ended June 30, 2014 and 2013 was $89,000 and $140,000, respectively.

6.	Restructuring

          On January 3, 2014, the Company implemented a restructuring plan, reorganizing the Company’s operations and sales departments. The restructuring expenses totaled approximately $41,000. On April 10, 2014, the Company implemented a second restructuring plan, making additional changes to the Company’s operations and sales departments. The restructuring included another reduction in work force and severance payments of approximately $45,000. Of the $86,000 of expenses related to the two restructurings, approximately $26,000 was included in cost of goods sold and $60,000 was included in operating expense in fiscal year 2014. A summary of the restructuring activity is as follows:

Employee Termination Costs

Balance as of June 30, 2013	$-
Restructuring charges	86
Payments	(86)
Balance as of June 30, 2014	$-

UROLOGIX, INC.
Notes to Financial Statements

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

          As a result of these restructurings cash utilization in the fourth quarter of fiscal year 2014 was $98,000, which included $80,000 of cash payments related to the April 10th restructuring for payments related to severance and accrued vacation.

7.	Other Accrued Expenses

          Other accrued expenses is comprised of the following as of June 30 (in thousands):

	2014	2013
Sales tax accrual	$79	$126
Other	420	476
Total other accrued expenses	$499	$602

8	Income Taxes

          The components of income tax expense (benefit) for the periods ended June 30, 2014 and 2013 consist of the following (in thousands):

	For the fiscal year ended June 30,
	2014			2013
	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$(33)	$(33)	$-	$1	$1
State	20	(3)	17	13	-	13
Total	$20	$(36)	$(16)	$13	$1	$14

          A reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit) is as follows:

	For the years ended June 30,
	2014	2013
Federal statutory rate at 34 percent	$(2,592)	$(1,459)
State taxes, net of federal tax expense (benefit) and state valuation allowance	(231)	(128)
Nondeductible expenses	34	17
Stock-based compensation	29	55
Adjustments to net operating losses and credits	918	5,562
Adjustments to deferred tax assets	485	-
Other	1	3
Change in valuation allowance	1,340	(4,036)
	$(16)	$14

UROLOGIX, INC.
Notes to Financial Statements

          The components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2014	2013
Deferred Tax Assets:
Non-Current:
Net operating loss carry forward	$27,861	$27,131
Definite-lived intangibles	2,851	2,414
Alternative minimum tax credit	3	3
Federal and state general business credits	886	865
Non-qualified stock-based compensation	153	536
Property, plant and equipment	80	64
Current:
Accrued expenses	582	318
Gross deferred tax assets	32,416	31,331
Deferred Tax Liabilities:
Non-Current:
Amortization of indefinite-lived intangible	-	(36)
Contingent consideration on acquisition	(900)	(1,155)
Gross deferred tax liabilities	(900)	(1,191)
Net deferred tax assets before valuation allowance	31,516	30,140
Less: valuation allowance	(31,516)	(30,176)
Total net deferred tax liability	$-	$(36)

          The valuation allowance for deferred tax assets as of June 30, 2014 and 2013 was $31,516,000 and $30,176,000, respectively. The total valuation allowance increased by $1,340,000 for the year ended June 30, 2014. The total valuation allowance decreased $4,087,000 for the year ended June 30, 2013. A significant portion of the current year increase in valuation allowance is attributable to generating NOL carryforward tax benefits. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realized of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

          Deferred tax assets relating to the tax benefits of employee stock option grants have been reduced to reflect exercises through the year ended June 30, 2014. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company’s Federal NOL carryforwards of $77,534,000 referenced below as of June 30, 2014 include $541,000 of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carryforwards referenced below, the related tax benefit of $184,000 will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2014, these tax benefits are not reflected in the Company’s deferred tax assets presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized.

UROLOGIX, INC.
Notes to Financial Statements

          As of June 30, 2014, the expiration dates and amounts of our net operating loss carryforwards and credits for federal income tax purposes are as follows (in thousands):

Years expiring	Net Operating Loss	Credits
June 30, 2015	$-	$-
June 30, 2016 – June 30, 2020	21,389	-
June 30, 2021 – June 30, 2025	19,481	115
June 30, 2026 – June 30, 2034	36,664	552

	$77,534	$667

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

          As of June 30, 2014, the Company had approximately $14,000 of unrecognized tax benefits related to state tax liabilities which would favorably impact the effective income tax rate in any future period, if recognized. During the year ended June 30, 2014, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

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

          Deferred income as of June 30, 2014 and 2013 consists of deferred warranty service income of $6,000 and $5,000, respectively. Deferred warranty service income is for prepayments made to us for warranty service contracts and is recognized over the contract period ranging from 12 to 24 months.

10.	Goodwill

          The Company had approximately $3,036,000 of goodwill as of June 30, 2013, related to the acquisition of the Prostiva RF Therapy System on September 6, 2011. Goodwill is tested for impairment annually on April 30th or more frequently if changes in circumstance or the occurrence of events suggests an impairment may exist. We tested our goodwill for impairment due to our continued significant operating losses, negative cash flows, the estimated fair value of obligations due to Medtronic and due to the fact that we had a shareholders’ deficit as of the testing date. As part of this testing we fair valued all of our assets and liabilities as of this date using discounted cash flow analysis and forecasted future operating results. Based on this testing it was determined that the fair value of the Company could no longer support the carrying value of the goodwill. As a result, we recorded a non-cash impairment charge of $3,036,000 to write off the full balance of goodwill as of the testing date.

UROLOGIX, INC.
Notes to Financial Statements

11.	Intangible Assets

          Intangible assets as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30, 2014				June 30, 2013
	Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
Prostiva Acquisition
Patents and Technology	$1,529	$(443)	$(274)	$812	$1,529	$(311)	$(274)	$944
Customer Base	531	(154)	(95)	282	531	(108)	(95)	328
Trademarks	325	(53)	(65)	207	325	(37)	(65)	223

EDAP Acquisition
Customer Base	2,300	(2,294)	-	6	2,300	(2,270)	-	30
Other	74	(11)	-	63	64	(2)	-	62
Total intangible assets	$4,759	(2,955)	$(434)	$1,370	$4,749	(2,728)	$(434)	$1,587

          Amortization expense associated with intangible assets for the fiscal years ended June 30, 2014 and 2013 was $227,000 and $274,000, respectively and includes amortization expense recorded in cost of goods sold. As a result of the delisting of our common stock from the NASDAQ exchange at the start of trading on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition were impaired. As a result, we recorded an impairment charge of $274,000 on our developed technology asset which was recorded in cost of goods sold, a $95,000 impairment charge on our customer base asset and a $65,000 impairment charge on trademarks both of which were recorded in operating expense. The fair value of patents and technology, customer base and trademark intangible assets was determined based on a discounted cash flow analysis of forecasted future operating results.

          All intangible assets are amortized using the straight-line method over their estimated remaining useful lives. Patents and technology, customer base and trademarks related to the Prostiva acquisition are being amortized over 9 years, 9 years, and 16 years, respectively. The customer base related to the EDAP acquisition is being amortized over its remaining useful life of 0.25 years, and other intangible assets related to patent costs are amortized upon issuance over their estimated useful lives.

          Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2015	$205
2016	199
2017	199
2018	198
2019	196

UROLOGIX, INC.
Notes to Financial Statements

12.	Financing Arrangement

Promissory Note

          On June 28, 2013, the Company entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the principal amount of the Note will accrue at the annual rate of 6%, compounded annually. The Note requires that the Company make five equal annual payments of principal and accrued interest on March 31 of each year beginning March 31, 2015. All amounts under the Note are due and payable on March 31, 2019 or earlier upon a Change of Control (as defined in the Note). The Company may prepay the Note without penalty at any time. The Note is junior to a new lender that provides certain refinancing, but is senior in all respects (including right of payment) to all other existing or future indebtedness. The Note also specifies certain customary events of default that will entitle Medtronic, after any required notice, to declare the outstanding obligations immediately due and payable. The Note contains customary representations, warranties and covenants by the Company.

          Pursuant to the terms of a Security Agreement dated as of June 28, 2013 by and between Urologix and Medtronic, the Company’s obligations under the Note are secured by a security interest in all of the Company’s assets, specifically excluding intellectual property (but including accounts receivable and proceeds of intellectual property).

13.	Commitments and Contingencies

Leases

          The Company leases its facility and certain equipment under non-cancelable operating leases that expire at various dates through fiscal year 2018. Rent expense related to operating leases was approximately $229,000 and $227,000 for the years ended June 30, 2014 and 2013, respectively. On September 9, 2010, the Company entered into a new lease agreement with our current landlord, covering the same square footage, for a period of seventy-two months, effective August 1, 2010. Future minimum annual lease commitments under non-cancelable operating leases with initial terms of one year or more are as follows:

	2015	2016	2017	2018	2019
Building and equipment leases	$228	$231	$32	$5	$-

Prostiva Payments

          Prostiva payments are commitments related to the acquisition of the Prostiva RF Therapy product line from Medtronic on September 6, 2011. In addition, on June 28, 2013, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition.

	Fiscal Years
	2015	2016	2017	2018	2019
Prostiva Payments
Annual license maintenance fee	$65	65	65	65	65
Royalty obligations	650	650	650	650	650
Note payments, including interest	1,323	1,323	1,323	1,323	1,323
	$2,038	$2,038	$2,038	$2,038	$2,038

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

Major Vendor

          During the fiscal year ended June 30, 2014, the Company had purchases from one vendor that accounted for approximately 70 percent of total inventory purchases. This vendor is the supplier of our Prostiva handpieces which accounted for approximately one-third of our revenue in fiscal year 2014.

14.	Benefit Plan

          The Company provides a 401(k) savings plan to which eligible employees may make pretax payroll contributions up to the allowed limit of the Internal Revenue Service. Company matching contributions are discretionary, and none have been made to date.

15.	Gain on Demutualization

          Urologix’s primary product liability insurance carrier since July 1, 2006 has been Medmarc Mutual Insurance Company (“Medmarc”). On June 27, 2012, Medmarc announced that it would become part of ProAssurance Corporation (“PRA”). In order for Medmarc to be acquired by PRA, it was required to convert from a mutual insurance company to a stock insurance company through a demutualization process. Concurrently, upon demutualization, PRA would purchase the newly-issued shares of Medmarc common stock. Under the terms of the demutualization, Urologix’s calculated portion of the cash consideration to be received was approximately $321,000. The receipt of the consideration had no direct effect on the Company’s existing insurance policy or coverage. On December 4, 2012, the majority of eligible members voted to approve the demutualization of Medmarc, and in accordance with the Plan of Conversion agreement, Urologix was eligible to receive the cash consideration upon the completion of the acquisition, or January 1, 2013. Urologix received the cash consideration of $321,000 for the demutualization in January, 2013 and recognized a gain from the demutualization in fiscal year 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer and Interim Chief Financial Officer, Gregory J. Fluet, has evaluated the Company’s disclosure controls and procedures as of June 30, 2014. Based upon his review, he has concluded that these controls and procedures are effective.

          The Company’s Chief Executive Officer and Interim Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making his conclusion as to the effectiveness of such controls and procedures.

(b) Changes in Internal Controls over Financial Reporting

          There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          The Company’s internal control report is included in this report under Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Information required under this item is contained in the following sections of the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference: Election of Directors, Information Regarding Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance, and Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

          Information required under this item is contained in the following sections of the Company’s 2014 Proxy Statement and is incorporated herein by reference: Executive Compensation, Compensation of Directors, and Employment and Change in Control Arrangements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required under this item with respect to Item 403 of Regulation S-K is contained in the following sections of the Company’s 2014 Proxy Statement and is incorporated herein by reference: Security Ownership of Principal Shareholders and Management. The information required under this item with respect to Item 201(d) of Regulation S-K is contained in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Information required under this item is contained in the following sections of the Company’s 2014 Proxy Statement and is incorporated herein by reference: Certain Relationships and Related Persons Transactions, Policy Regarding Transactions with Related Persons, and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information required under this item is contained in the following sections of the Company’s 2014 Proxy Statement and is incorporated herein by reference: Independent Registered Public Accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this report.
	(1)	Financial Statements.
The financial statements of the Company are set forth at Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules for fiscal years ended June 30, 2014 and 2013.
None.

(b)	Exhibits.

Exhibit Number	Document	Incorporated by Reference To:

3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-03304) filed on May 28, 1996 (the “1996 Registration Statement”).

3.2	Amended and Restated Bylaws of Urologix, Inc., as amended on December 5, 2006.	Exhibit 3.2 of the Company’s Form 8-K dated December 5, 2006.

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Exhibit 1 of the Company’s Registration Statement on Form 8-A (File No. 000-28414) filed January 16, 1997.

10.1	* Amended and Restated Urologix, Inc. 1991 Stock Option Plan, as amended through June 21, 2008	Exhibit 10.1 of the Company’s Form 10-K for the year ended June 30, 2009.

10.2	Letter Agreement Regarding Offer of Employment between Urologix, Inc. and Gregory Fluet dated July 14, 2008.	Exhibit 10.1 to Current Report on Form 8-K dated July 14, 2008.

10.3	Amended and Restated Letter Agreement Regarding Change In Control Benefits between Urologix, Inc. and Certain Executive Officers dated April 23, 2012.	Exhibit 10.1 to Current Report on Form 8-K dated April 19, 2012.

10.4	First Amended and Restated Lease by and between Parkers Lake I Realty LLC and Urologix, Inc. dated as of August 1, 2010	Exhibit 10.1 to Current Report on Form 8-K dated September 9, 2010.

10.5	Letter Agreement regarding Offer of Employment entered into effective June 3, 2011 between Urologix, Inc. and Lisa Ackermann	Exhibit 10.1 to Current Report on Form 8-K dated June 3, 2011

10.6	License Agreement dated as of September 6, 2011 by and among Medtronic, Inc., Medtronic VidaMed, Inc., and Urologix, Inc. **	Exhibit 10.1 to Current Report on Form 8-K dated September 6, 2011

10.7	Transition Services and Supply Agreement dated as of September 6, 2011 by and among Medtronic, Inc. and Urologix, Inc. **	Exhibit 10.2 to Current Report on Form 8-K dated September 6, 2011

Exhibit Number	Document	Incorporated by Reference To:

10.8	Acquisition Option Agreement dated as of September 6, 2011 by and among Medtronic VidaMed, Inc., Medtronic, Inc., and Urologix, Inc.	Exhibit 10.3 to Current Report on Form 8-K dated September 6, 2011

10.9	Asset Purchase Agreement dated as of September 6, 2011 by and among Medtronic VidaMed, Inc., Medtronic, Inc., and Urologix, Inc.	Exhibit 10.4 to Current Report on Form 8-K dated September 6, 2011

10.10	Urologix, Inc. 2012 Stock Incentive Plan	Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders held on November 16, 2012

10.11	Restructuring Agreement and Amendment to Transaction Documents dated June 28, 2013 by and among Urologix, Inc., Medtronic, Inc. and Medtronic VidaMed, Inc.	Exhibit 10.1 to Current Report on Form 8-K dated June 28, 2013

10.12	Promissory Note dated June 28, 2013 by Urologix, Inc. as borrower to Medtronic, Inc. as holder in principal amount of $5,332,537.72	Exhibit 10.2 to Current Report on Form 8-K dated June 28, 2013

10.13	Security Agreement dated as of June 28, 2013 by and between Urologix, Inc. and Medtronic, Inc.	Exhibit 10.3 to Current Report on Form 8-K dated June 28, 2013

10.14	First Amendment of the Transition Services and Supply Agreement effective as of March 1, 2013 by and between Urologix, Inc. and Medtronic, Inc.	Exhibit 10.4 to Current Report on Form 8-K dated June 28, 2013

10.15	First Amendment of the License Agreement effective as of March 1, 2013 by and among Urologix, Inc., Medtronic, Inc. and Medtronic VidaMed, Inc. **	Exhibit 10.5 to Current Report on Form 8-K dated June 28, 2013

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm	Attached hereto.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

31.2	Certification of Chief Financial Officer (principal financial officer and principal accounting officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

32	Certification pursuant to 18 U.S.C. §1350.	Attached hereto.

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

Dated: September 19, 2014

UROLOGIX, INC.

By:	/s/ Gregory J. Fluet
Gregory J. Fluet, Chief Executive Officer
(principal executive officer)

          Each person whose signature appears below hereby constitutes and appoints Gregory J. Fluet as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorney-in-fact and agents may lawfully do or cause to be done by virtue thereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on September 19, 2014.

Signature	Title

/s/ Gregory J. Fluet	Chief Executive Officer, Interim Chief Financial Officer and Director (principal executive officer, principal financial officer and principal accounting officer)
Gregory J. Fluet

/s/ Mitchell Dann	Director
Mitchell Dann

/s/ Sidney W. Emery, Jr.	Director
Sidney W. Emery, Jr.

/s/ Christopher R. Barys	Director
Christopher R. Barys

/s/ Patrick D. Spangler	Director
Patrick Spangler