Form 10-Q
period 2014-09-30
UROLOGIX INC
filed 2014-11-13
CIK 882873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

As of November 1, 2014, the Company had outstanding 21,665,906 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.
Condensed Balance Sheets
(In thousands, except per share data)

	September 30, 2014 (unaudited)	June 30, 2014 (*)
ASSETS
Current Assets:
Cash	$545	$718
Accounts receivable, net of allowance of $85 and $76, respectively	1,526	1,502
Inventories	1,314	1,397
Prepaids and other current assets	284	63
Total current assets	3,669	3,680
Property and equipment:
Property and equipment	12,166	12,162
Less accumulated depreciation	(11,769)	(11,691)
Property and equipment, net	397	471
Other intangible assets, net	1,316	1,370
Long-term inventories	131	141
Other assets	5	5
Total assets	$5,518	$5,667

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$929	$892
Accrued compensation	477	487
Short-term deferred acquisition payment	1,375	1,339
Current portion of long-term debt	747	747
Interest payable	406	322
Other accrued expenses	539	505
Total current liabilities	4,473	4,292

Long-term deferred acquisition payment	3,831	3,730
Long-term debt	4,586	4,586
Other accrued expenses	27	36
Total liabilities	12,917	12,644
Commitments and Contingencies (Note 12)
SHAREHOLDERS’ (DEFICIT):
Common stock, $.01 par value, 30,000 shares authorized; 21,666 and 21,291 shares issued; and 21,072 and 20,945 shares outstanding	211	209
Additional paid-in capital	119,453	119,440
Accumulated deficit	(127,063)	(126,626)
Total shareholders’ deficit	(7,399)	(6,977)
Total liabilities and shareholders’ deficit	$5,518	$5,667

(*) The Balance Sheet at June 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,

	2014	2013
SALES	$3,021	$3,779
COST OF GOODS SOLD	1,559	1,915
Gross profit	1,462	1,864

COSTS AND EXPENSES
Sales and marketing	810	1,845
General and administrative	488	685
Research and development	334	421
Change in value of acquisition consideration	—	(9)
Medical device tax	48	61
Amortization of identifiable intangible assets	23	23
Total costs and expenses	1,703	3,026
OPERATING LOSS	(241)	(1,162)

INTEREST EXPENSE	(188)	(161)
FOREIGN CURRENCY EXCHANGE GAIN/(LOSS)	(3)	1
LOSS BEFORE INCOME TAXES	(432)	(1,322)
INCOME TAX EXPENSE	5	12
NET LOSS	$(437)	$(1,334)

NET LOSS PER COMMON SHARE - BASIC	$(0.02)	$(0.06)

NET LOSS PER COMMON SHARE - DILUTED	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	21,487	21,020

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	21,487	21,020

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended September 30,

	2014	2013

OPERATING ACTIVITIES
Net loss	$(437)	$(1,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134	157
Employee stock-based compensation expense	15	68
Provision for bad debts	15	(19)
Accretion expense on deferred acquisition payments	137	110
Net adjustment to acquisition consideration	—	(9)
Deferred income taxes	—	7
Change in operating assets and liabilities:
Accounts receivable	(39)	30
Inventories	90	(15)
Prepaids and other assets	(221)	(260)
Accounts payable	37	485
Accrued expenses and deferred income	15	(38)
Interest payable	84	84
Net cash used in operating activities	(170)	(734)

INVESTING ACTIVITIES
Purchases of property and equipment	(1)	(2)
Purchases of intellectual property	(2)	(3)
Net cash used for investing activities	(3)	(5)

NET DECREASE IN CASH	(173)	(739)

CASH
Beginning of period	718	2,290
End of period	$545	$1,551

Supplemental cash-flow information
Income taxes paid during the period	$6	$12
Net carrying amount of inventory transferred to property and equipment	$3	$—

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2014
(Unaudited)

1.	Basis of Presentation

          The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2014 and the statements of operations and cash flows for the three-months ended September 30, 2014 and 2013 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2014, which includes a going concern qualification.

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

          As of September 30, 2014, the Company’s cash balance was $545,000. The Company incurred net losses of $437,000 for the three-month period ended September 30, 2014 and $7.6 million and $4.3 million in the fiscal years ended June 30, 2014 and 2013, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through September 30, 2014 of $127.1 million.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1.0 million initial license fee, with the remaining $500,000 payable on September 6, 2012. On June 28, 2013, we entered into a Restructuring Agreement with Medtronic related to the $7.5 million we then owed to Medtronic under the transaction documents. As part of this agreement, we paid Medtronic $2.0 million in satisfaction of royalties earned for the 12 months ended September 6, 2012, the second half of the initial licensing fee, the license maintenance fee for the 12 month period ended September 6, 2012, outstanding transition services fees, and Prostiva inventory included as part of the acquisition and purchased subsequent to the acquisition. In addition, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note accrues at a rate of 6 percent, compounded annually, and is payable in five equal installments of principal, plus accrued interest, on March 31st of each year beginning on March 31, 2015. The $206,000 difference between the $7.5 million in obligations owed to Medtronic and the $2.0 million paid and the $5.3 million Note was recorded as a gain on debt extinguishment in fiscal year 2013. The Company does not have adequate cash to repay the full outstanding principal amount of $5.3 million on the Note. Any event of default under the Note may result in a loss of control of our business or bankruptcy.

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2014
(Unaudited)

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due during the second quarter of fiscal year 2014 of $650,000 has not been paid as of September 30, 2014. An additional $650,000 royalty payment was due on October 6, 2014, which is in the second quarter of fiscal year 2015. Both royalty payments totaling $1.3 million are included in the short-term deferred acquisition payment liability as of September 30, 2014. Neither of these royalty payments have been paid as of the date of the filing of this Quarterly Report on Form 10-Q. The Company does not have adequate cash at September 30, 2014 to pay the full amount of the royalty payments. In addition, we have not paid, as of September 30, 2014 or as of the date of filing this Quarterly Report on Form 10-Q, the annual $65,000 licensing maintenance fee due on September 6, 2013 and September 6, 2014. The total license maintenance fee of $130,000 is included in other accrued expenses as of September 30, 2014. The non-payment of either the royalty or license maintenance fee does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. In the event of a material breach of the license agreement or other transaction documents, and Medtronic provides written notice to the Company and the Company fails to cure the breach, Medtronic may terminate the license agreement. If the license agreement is terminated, the Company’s rights to sell the Prostiva product would be terminated.

          The Company is considering all available alternatives with respect to the business as well as amounts owed to Medtronic to improve its cash and liquidity position. In addition, the Company is attempting to generate revenues both from sales of our Cooled ThermoTherapy and Prostiva products, negotiate payment terms with our vendors, and manage our expenses in order to improve cash flow from our business. The Company implemented restructuring plans in January 2014 and again in April 2014 to reduce our cash utilization. The targeted annual savings from these restructurings total over $4.0 million, compared with the first half of fiscal year 2014. As a result of these restructurings, the Company expects to begin to generate positive cash flow from operations in fiscal year 2015. The Company may also seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both. However, it may be difficult to raise additional capital through a debt offering due to the debt outstanding with Medtronic and its position as a secured lender.

          As of September 30, 2014, the Company’s cash may not be sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to generate positive cash flows from our business, aggressively manage our expenses and meet the demands of our creditors, primarily Medtronic.

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

          The financial statements as of and for the three-months ended September 30, 2014 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2014
(Unaudited)

          As part of the consideration for the Prostiva acquisition, the estimated royalty payments between the minimum and maximum amounts are considered contingent consideration. The contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved using Level 3 inputs. The Level 3 inputs consist of the projected fiscal year of payments based on projected revenues and an estimated discount rate. The fair value is determined by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. The Company estimates the fair value of the future contingent consideration at $987,000 as of September 30, 2014. There was no change in the fair value of contingent or non-contingent consideration for the three-month period ended September 30, 2014, only increased accretion expense of approximately $34,000. The following table provides a reconciliation of the beginning and ending balances of the contingent consideration liability:

Three months ended
(in thousands)	September 30, 2014
Beginning Balance	$953
Accretion expense	34
Ending Balance	$987

5.	Stock-Based Compensation

          On November 16, 2012, our shareholders approved a new equity compensation plan, the Urologix, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan replaced our Amended and Restated 1991 Stock Option Plan (the “1991 Plan”) and provides stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock and/or cash. As of September 30, 2014, we had reserved 1,959,390 shares of common stock under the 2012 Plan, which includes 359,390 expired and forfeited shares from the 1991 Plan, and 1,060,916 shares were available for future grants. The number of shares available under the 2012 Plan will be increased by an amount equal to the number of shares subject to awards or options granted under the 1991 Plan which would have become available for additional awards under the 1991 Plan by reason of forfeiture, cancellation, expiration or termination of those awards. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter.

          Amounts recognized in the financial statements for the three-months ended September 30, 2014 and 2013 related to stock-based compensation were as follows (in thousands):

	Three months ended
	September 30,
	2014	2013
Cost of goods sold	$—	$3
Sales and marketing	3	13
General and administrative	12	45
Research and development	—	7
Total stock-based compensation, net of tax	$15	$68

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2014
(Unaudited)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. There were no stock options granted during the three-month period ended September 30, 2014. The following assumptions were used to estimate the fair value of options granted during the three-months ended September 30 2013 using the Black-Scholes option-pricing model:

2013
Volatility	83.66%
Risk-free interest rate	0.67%
Expected option life	3.1 years
Stock dividend yield	—

          A summary of our option activity for the three-months ended September 30, 2014 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2014	1,704,042	$1.35		$—
Options granted	—	—
Options forfeited	(22,917)	0.50
Options expired	(93,645)	2.14
Outstanding at September 30, 2014	1,587,480	$1.31	4.46	$—
Exercisable at September 30, 2014	1,373,683	$1.41	3.89	$—

          There is no intrinsic value in the table above as our closing stock price of $0.10 and $0.18 on September 30, 2014 and June 30, 2014, respectively, was lower than all options outstanding and exercisable as of that date.

          A summary of restricted stock award activity for the three-month period ended September 30, 2014 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2014	346,302	$0.28
Awards granted	390,000	0.10
Awards forfeited	(15,000)	0.38
Awards vested	(127,500)	0.38
Non-vested at September 30, 2014	593,802	0.14

          As of September 30, 2014, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the Plan was $71,000 and $34,000, respectively. That cost is expected to be recognized over a weighted-average period of 1.9 years for non-vested stock options and 3.3 years for restricted stock awards.

6.	Basic and Diluted Loss Per Share

          Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding for both basic and dilutive (in thousands), were 21,487 and 21,020, for the three-months ended September 30, 2014 and 2013, respectively.

          The dilutive effect of stock options excludes approximately 1.59 million and 1.79 million awards for the three-months ended September 30, 2014 and 2013, respectively, for which the exercise price was higher than the average market price. In addition, there were no potentially dilutive stock options where the exercise price was lower than the average market price for the three-month periods ended September 30, 2014 and 2013, respectively.

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2014
(Unaudited)

7.	Intangible Assets

          Intangible assets as of September 30, 2014 and June 30, 2014 consisted of the following (in thousands):

	September 30, 2014				June 30, 2014
	Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
Prostiva Acquisition
Patents and Technology	$1,529	$(476)	$(274)	$779	$1,529	$(443)	$(274)	$812
Customer Base	531	(166)	(95)	270	531	(154)	(95)	282
Trademarks	325	(57)	(65)	203	325	(53)	(65)	207
EDAP Acquisition
Customer Base	2,300	(2,300)	—	—	2,300	(2,294)	—	6
Other	76	(12)	—	64	74	(11)	—	63
Total intangible assets	$4,761	(3,011)	$(434)	$1,316	$4,759	(2,955)	$(434)	$1,370

          Amortization expense associated with intangible assets for the three-months ended September 30, 2014 and 2013 was $56,000 and $56,000, respectively. As a result of the delisting of our common stock from the NASDAQ exchange at the start of trading on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition were impaired. As a result, we recorded an impairment charge as of June 30, 2013 of $274,000 on our developed technology asset which was recorded in cost of goods sold, a $95,000 impairment charge on our customer base asset and a $65,000 impairment charge on trademarks both of which were recorded in operating expense. The fair value of patents and technology, customer base and trademark intangible assets was determined based on a discounted cash flow analysis of forecasted future operating results.

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

          Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2015	$151
2016	199
2017	199
2018	198
2019	196

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2014
(Unaudited)

8.	Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	September 30, 2014	June 30, 2014

Raw materials	$659	$685
Work-in-process	179	127
Finished goods	607	726
Total inventories	$1,445	$1,538

          In the third quarter of fiscal year 2014, we took a non-cash write-down of our Prostiva capital equipment inventory of approximately $739,000, which included approximately $504,000 of finished goods inventory acquired in the Prostiva acquisition. This inventory continues to be reserved for as of September 30, 2014. Approximately $131,000 and $141,000 of the above finished goods balance as of September 30, 2014 and June 30, 2014, respectively, represents long-term inventories that the Company does not expect to sell within the next 12 months, however they are also not considered excess or obsolete.

9.	Income Taxes

          As of June 30, 2014, the liability for gross unrecognized tax benefits was $14,000. During the three-months ended September 30, 2014, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not change significantly in the next twelve months.

          The Company files income tax returns in the United States (U.S.) federal jurisdiction as well as various state jurisdictions. The Company is subject to U.S. federal income tax examinations by tax authorities for fiscal years after 1999 due to unexpired net operating loss carryforwards originating in and subsequent to that fiscal year. The Company may also be subject to state income tax examinations whose regulations vary by jurisdiction.

10.	Warranty

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

          Warranty provisions and claims for the three-months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013

Beginning Balance	$56	$58
Warranty Provision	1	15
Warranty Claims	(8)	(12)
Ending Balance	$49	$61

Urologix, Inc.
Notes to Condensed Financial Statements
September 30, 2014
(Unaudited)

11.	Financing Arrangements

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

12.	Commitments and Contingencies

Legal Proceedings

          The Company has been involved in various legal proceedings and other matters that arise in the normal course of its business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As of September 30, 2014, the Company was not involved in any legal proceedings or other matters that are expected to have a material effect on the financial position, liquidity or results of operations of the Company.

13.	Recently Issued Accounting Pronouncements

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

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: as a result of our history of operating losses and inadequate operating cash flow, there is substantial doubt about our ability to continue as a going concern; we have a history of unprofitability and may not be able to generate sufficient cash flow to fund our operations; we may not realize the expected benefits from our strategic restructuring initiatives, and they may result in unintended adverse impacts to our business; we may need additional capital to continue our business and any additional capital we seek may not be available in the amount or at the time we need it; our common stock was transferred from The NASDAQ Capital Market (“NASDAQ”) to the OTC Markets Group’s OTCQB which could impair our ability to raise capital and will likely hinder our investors’ ability to trade our common stock in the secondary market; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price may be volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price; third party reimbursement is critical to market acceptance of our products; we are faced with intense competition and rapid technological and industry change; all of our revenues are derived from minimally invasive therapies that treat one disease, BPH; government regulation has a significant impact on our business; our business, financial condition, results of operations and cash flows could be significantly and adversely affected by recent healthcare reform legislation, including, most immediately, by the medical device excise tax that was effective January 1, 2013; we are dependent upon a limited number of third-party suppliers for our products; our business of the manufacturing, marketing, and sale of medical devices involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate; we are dependent on adequate protection of our patent and proprietary rights; our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business; we are dependent on key personnel; if we fail to comply with our obligations under our license agreement with Medtronic or if the license agreement terminates for any reason, we could lose the ability to see the Prostiva product; we have not paid certain amounts due to Medtronic under the license agreement, which with proper notice and opportunities to cure would entitle Medtronic to terminate the license agreement for breach constitute an event of default under our $5.3 million promissory note to Medtronic; and the Prostiva RF Therapy System license, Restructuring Agreement and other agreements require significant future payments; the addition of the Prostiva RF Therapy System to our product portfolio may result in the aggravation of certain risks to our business. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

          The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three-months ended September 30, 2014 and 2013. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2014.

OVERVIEW

           Urologix develops, manufactures, and markets non-surgical, office-based therapies for the treatment of the symptoms and obstruction resulting from non-cancerous prostate enlargement also known as benign prostatic hyperplasia (BPH). These therapies use proprietary technology in the treatment of BPH, a disease that affects more than 30 million men worldwide and is the most common prostate problem for men over 50. We market both the Cooled ThermoTherapy™ (CTT) product line and the Prostiva® Radio Frequency (RF) Therapy System. We acquired the exclusive worldwide license to the Prostiva® RF Therapy System in September 2011. These two technologies are designed to be used by urologists in their offices without placing their patients under general anesthesia. CTT uses a flexible catheter to deliver targeted microwave energy to the prostate combined with a unique cooling mechanism that protects healthy urethral tissue and enhances patient comfort to provide safe, effective, lasting relief from BPH voiding symptoms by the thermal ablation of hyperplastic prostatic tissue surrounding the urethra. The proprietary Prostiva® RF Therapy System delivers radio frequency energy directly into the prostate through the use of insulated electrodes deployed from a transurethral scope, ablating targeted prostatic tissue under the direct visualization of the urologist. These focal ablations reduce constriction of the urethra, thereby relieving BPH voiding symptoms. These two proven technologies have slightly different, yet complementary, patient indications and providing them to our urologist customers enables them to treat a wide range of patients in their office. We believe that these office-based BPH therapies are efficacious, durable, safe and low cost solutions for BPH as they have shown results clinically superior to those of daily BPH medication and without the complications and side effect profile inherent with surgical procedures.

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

          In fiscal year 2014, the Company made the strategic decision to restructure the organization, including deploying a new distribution model and operational structure, to reduce company expenses and focus remaining resources on the most important needs of our business. The restructuring included the launch of a new sales deployment that added capacity to our inside sales channel, reduced and realigned our direct sales representatives, and increased the role of our mobile application specialists. The deployment was designed using a number of factors including matching our sales team member’s skills and resources to the identifiable needs of our customer base. The new deployment enables us to cover the vast majority of our business with sales team members that can support customer’s continued access to our technologies in a manner they are traditionally used to with a significantly smaller sales team.

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

          We initiated sales of the Prostiva RF Therapy system in Europe by entering into supply agreements with distributors in targeted countries. Total international Prostiva sales for the three-month periods ended September 30, 2014 and 2013 were $67,000 and $65,000, respectively.

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

          CMS published their final rule in November 2013 for implementation during calendar year 2014 and the government acted to keep the Sustainable Growth Rate (SGR) from taking effect. The final rule resulted in an average reimbursement rate in the physician office setting for calendar year 2014 of $2,063 for Cooled ThermoTherapy and $1,899 for Prostiva RF Therapy. On October 31, 2014, CMS published their final rule for reimbursement rates to be implemented in calendar year 2015. Starting January 1, 2015, an average reimbursement rate in the physician office setting for calendar year 2015 will be $2,092 for Cooled ThermoTherapy and $1,928 for Prostiva RF Therapy. The government will need to act again by March 31, 2015 to avoid any impact to reimbursement rates from the SGR. Cooled ThermoTherapy and Prostiva RF Therapy procedures are also reimbursed when performed in an ASC or a hospital outpatient setting, but these are a small portion of our business and the CMS rates will not have a material effect on our financial performance.

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

          As of September 30, 2014, the Company’s cash balance was $545,000. The Company incurred net losses of $437,000 for the three-month period ended September 30, 2014 and $7.6 million and $4.3 million in the fiscal years ended June 30, 2014 and 2013, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through September 30, 2014 of $127.1 million. We have also not paid Medtronic $650,000 in royalties for the Prostiva RF Therapy System that was due during the second quarter of fiscal year 2014 and also have not paid Medtronic an annual $65,000 license maintenance fee that was due on each of September 6, 2013 and 2014.

          As described in Note 3 “Liquidity” and in “Liquidity and Capital Resources” below, as a result of our history of operating losses and negative cash flows from operations, as well as our need for working capital to support operations, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.

Critical Accounting Policies:

          A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2014. As of September 30, 2014, our critical accounting policies and estimates continue to include revenue recognition, inventories, valuation of long-lived assets, income taxes, stock-based compensation and fair value of contingent consideration.

RESULTS OF OPERATIONS

Net Sales
          Net sales for the three-months ended September 30, 2014 were $3.0 million, compared to $3.8 million during the same period of the prior fiscal year. The $758,000, or 20 percent, decrease in net sales for the comparable prior year period is the result of lower volume of units sold in both Cooled ThermoTherapy and Prostiva RF Therapy product lines. The decrease in net sales is partially attributable to the restructurings that occurred in the second half of fiscal year 2014, which included changes in the sales organization and were in line with our expectations.

Cost of Goods Sold and Gross Profit
          Cost of goods sold includes raw materials, labor, and overhead incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Urologix mobile service, as well as costs for the Prostiva products. Cost of goods sold for the three-months ended September 30, 2014 decreased $356,000, or 19 percent, to $1.6 million, from $1.9 million for the three-month period ended September 30, 2013. The decrease in costs of goods sold for the three-months ended September 30, 2014 is a result of the decrease in unit volume of sales.

          Gross profit as a percentage of net sales remained steady at 48 percent, for the three-month period ended September 30, 2014 compared to 49 percent, for the three-month period ended September 30, 2013.

Sales and Marketing
          Sales and marketing expense of $810,000 for the first quarter of fiscal year 2015 decreased by $1.0 million, or 56 percent, when compared to sales and marketing expense of $1.8 million in the same period of fiscal 2014. The decrease in sales and marketing expense for the three-months ended September 30, 2014 is due to a $792,000 decrease in headcount related expenses due to decreased commissions and decreased headcount, as well as a $154,000 decrease in travel expenses as a result of the restructuring plans implemented in January and April of 2014. In addition, advertising and promotion expense decreased by $150,000 in the current year period. These decreases were partially offset by modest increases of an aggregate of approximately $108,000 in other areas such as consulting, physician expenses and the allowance for doubtful accounts reserve.

General and Administrative
          General and administrative expense decreased $197,000, or 29 percent, to $488,000 for the three-month period ended September 30, 2014 compared to $685,000 for the three-month period ended September 30, 2013. The decrease in general and administrative expense is a result of decreased spending in all general and administrative areas in an effort to manage expenses. In particular, wages and benefits decreased $87,000 due to lower headcount, and legal and accounting fees decreased by approximately $68,000.

Research and Development
          Research and development expense, which includes expenditures for product development, regulatory compliance and clinical studies, decreased $87,000 or 21 percent to $334,000 for the three-month period ended September 30, 2014 from $421,000 for the three-month period ended September 30, 2013. The decrease in research and development expense is a result of a $122,000 decrease in wages and benefits due to lower headcount in the current year, partially offset by a $38,000 increase in consulting expenses.

Change in Value of Acquisition Consideration
          There was no change in the value of acquisition consideration for the three-month period ended September 30, 2014 compared to $9,000 for the three-month period ended September 30, 2013. For the three-month period ended September 30, 2013, the change in the value of acquisition consideration represents the reduction in fair value of contingent consideration of $9,000 as a result of a reduction in the projected royalty payments in excess of contractual minimums in earlier years.

Medical Device Tax
          The medical device tax expense represents the excise tax imposed beginning January 1, 2013 on all U.S. medical device sales as part of the Federal health care reform legislation. The medical device excise tax expense of $48,000 for the three-month period ended September 30, 2014, decreased by $13,000 or 21 percent, when compared to medical device excise tax expense of $61,000 for the three-months ended September 30, 2013. The decrease in the medical device tax expense is a result of the decrease in sales.

Amortization of Identifiable Intangible Assets
          Amortization expense represents the amortization of identifiable intangible assets acquired as part of the Prostiva acquisition. Amortization expense was $23,000 for both the three-month periods ended September 30, 2014 and 2013, respectively.

Net Interest Expense
          Interest expense is a result of non-cash interest accretion on the deferred acquisition payments for the Prostiva business as well as the interest expense accrued on the Note entered into with Medtronic on June 28, 2013. Interest expense increased to $188,000 from $161,000 for the three-months ended September 30, 2014 and 2013, respectively. The increase in interest expense is due to lower accretion expense in the prior year period due to the true up of the contractual deferred acquisition liability.

Provision for Income Taxes
          We recognized income tax expense of $5,000 for the three-months ended September 30, 2014, compared to income tax expense of $12,000 for the three-month period ended September 30, 2013. The tax expense in the three-months ended September 30, 2014 consists of $5,000 for state taxes. The tax expense in the three-month period ended September 30, 2013 relates to $7,000 for the deferred tax liability resulting from the amortization for tax purposes of the goodwill acquired in the Prostiva acquisition, as well as $5,000 for the provision for state taxes. We fully impaired our goodwill balance as of April 30, 2014, and therefore wrote-off the balance of the related deferred tax liability.

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

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of September 30, 2014, we had cash of $545,000 compared to cash of $718,000 as of June 30, 2014.

          During the first quarter of fiscal 2012, the Company entered into a license agreement with Medtronic for the Prostiva RF Therapy System. The Company paid Medtronic $500,000 on September 6, 2011 for half of the $1.0 million initial license fee, with the remaining $500,000 payable on September 6, 2012. On June 28, 2013, we entered into a Restructuring Agreement with Medtronic related to the $7.5 million we then owed to Medtronic under the transaction documents. As part of this agreement, we paid Medtronic $2.0 million in satisfaction of royalties earned for the 12 months ended September 6, 2012, the second half of the initial licensing fee, the license maintenance fee for the 12 month period ended September 6, 2012, outstanding transition services fees, and Prostiva inventory included as part of the acquisition and purchased subsequent to the acquisition. In addition, we entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed on Prostiva inventory acquired as part of the acquisition and purchased subsequent to the acquisition. Interest on the Note accrues at a rate of 6 percent, compounded annually, and is payable in five equal installments of principal, plus accrued interest, on March 31st of each year beginning on March 31, 2015. The $206,000 difference between the $7.5 million in obligations owed to Medtronic and the $2.0 million paid and the $5.3 million Note was recorded as a gain on debt extinguishment in fiscal year 2013. The Company does not have adequate cash to repay the full outstanding principal amount of $5.3 million on the Note. Any event of default under the Note may result in a loss of control of our business or bankruptcy.

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The royalty payment due during the second quarter of fiscal year 2014 of $650,000 has not been paid as of September 30, 2014. An additional $650,000 royalty payment was due on October 6, 2014, which is in the second quarter of fiscal year 2015. The Company does not have adequate cash at September 30, 2014 to pay the full amount of the royalty payments. Neither of these royalty payments have been paid as of the date of the filing of this Quarterly Report on Form 10-Q. Both royalty payments totaling $1.3 million are included in the short-term deferred acquisition payment liability as of September 30, 2014. In addition, we have not paid, as of September 30, 2014 or as of the date of filing this Quarterly Report on Form 10-Q, the annual $65,000 licensing maintenance fee due on September 6, 2013 and September 6, 2014. The total license maintenance fee of $130,000 is included in other accrued expenses as of September 30, 2014. The non-payment of either the royalty or license maintenance fee does not entitle Medtronic to terminate the license agreement unless Medtronic provides written notice and an opportunity to cure the default. In the event of a material breach of the licensing agreement or other transaction documents, and Medtronic provides written notice to the Company and the Company fails to cure the breach, Medtronic may terminate the license agreement. If the license agreement is terminated, the Company’s rights to sell the Prostiva product would be terminated.

          The Company is considering all available alternatives with respect to the business as well as amounts owed to Medtronic to improve its cash and liquidity position. In addition, the Company is attempting to generate revenues both from sales of our Cooled ThermoTherapy and Prostiva products, negotiate payment terms with our vendors, and manage our expenses in order to improve cash flow from our business. The Company implemented restructuring plans in January 2014 and again in April 2014 to reduce our cash utilization. The targeted annual savings from these restructurings total over $4.0 million, compared with the first half of fiscal year 2014. As a result of these restructurings, the Company expects to begin to generate positive cash flow from operations in fiscal year 2015. The Company may also seek to improve its liquidity position by raising capital through additional indebtedness or an offering of its equity securities or both. However, it may be difficult to raise additional capital through a debt offering due to the debt outstanding with Medtronic and its position as a secured lender.

          As of September 30, 2014, the Company’s cash may not be sufficient to sustain day-to-day operations for the next 12 months. If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce expenses and curtail capital expenditures, sell assets, or suspend or discontinue operations.

          There can be no assurance that the Company will be able to cure any potential event of default of the Note or cure any breach of any agreement with Medtronic, maintain compliance with its agreements with Medtronic, raise additional capital, or improve its operating or financial performance.

          The September 30, 2014 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

           During the three-months ended September 30, 2014, we used $170,000 of cash for operating activities. The net loss of $437,000 included non-cash charges of $134,000 from depreciation and amortization expense, $15,000 from stock-based compensation expense and $137,000 of accreted interest expense. Changes in operating items resulted in the utilization of $34,000 of operating cash flow for the period as a result of higher prepaid and other assets of $221,000 and higher accounts receivable of $39,000. These changes were partially offset by lower inventories of $90,000 and higher interest payable of $84,000.

          The increase in prepaids and other assets is the result of annual insurance premiums which are paid at the beginning of the fiscal year and amortized over the annual period. The increase in accounts receivable is a result of the timing of sales as well as a slight increase in our days sales outstanding. The decrease in inventories is due to lower volumes of Prostiva hand piece inventory as of September 30, 2014 due to the timing of shipments from our third-party supplier, and the increase in interest payable represents the 6 percent interest accrued on the Note agreement entered into with Medtronic in June, 2013.

          During the three-months ended September 30, 2014, we used $3,000 for investing activities related to the purchase of property and equipment and investments in intellectual property.

          During the three-months ended September 30, 2014, we did not generate any cash from financing activities.

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of September 30, 2014, our property and equipment, net, included approximately $267,000 of control units, generators and scopes used in evaluation or longer-term use programs and units used in our Company-owned mobile service.

Off Balance Sheet Arrangements

          We do not have any off balance sheet arrangements.

Recently Issued Accounting Standards

          Information regarding recently issued accounting pronouncements is included in Note 13 to the condensed financial statements in this Quarterly Report on Form 10-Q.

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

(a) Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer and Interim Chief Financial Officer, Gregory J. Fluet, has evaluated the Company’s “disclosure controls and procedures,” as defined in the Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based upon this review, he has concluded that these controls and procedures are effective.

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

          The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2014, and our subsequent filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

          Not applicable.

ITEM 5.	OTHER INFORMATION

          None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14(a) and 15d-14(a) of the Exchange Act.
Exhibit 31.2	Certification of Interim Chief Financial Officer Pursuant to Section 13a-14(a) and 15d-14(a) of the Exchange Act.
Exhibit 32	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Urologix, Inc.

(Registrant)

/s/ Gregory J. Fluet
Gregory J. Fluet
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 13, 2014