Form 10-Q
period 2014-12-31
UROLOGIX INC
filed 2015-02-13
CIK 882873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2014

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

Yes ☐ No ☒

As of February 1, 2015, the Company had outstanding 21,857,726 shares of common stock, $.01 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Urologix, Inc.
Condensed Balance Sheets
(In thousands, except per share data)

	December 31 2014 (unaudited)	June 30, 2014 (*)
ASSETS
Current Assets:
Cash	$530	$718
Restricted cash	40	—
Accounts receivable, net of allowance of $84 and $76, respectively	1,488	1,502
Inventories	1,323	1,397
Prepaids and other current assets	209	63
Total current assets	3,590	3,680
Property and equipment:
Property and equipment	12,120	12,162
Less accumulated depreciation	(11,792)	(11,691)
Property and equipment, net	328	471
Other intangible assets, net	1,279	1,370
Long-term inventories	119	141
Other assets	5	5
Total assets	$5,321	$5,667

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$934	$892
Accrued compensation	364	487
Short-term deferred acquisition payment	1,997	1,339
Current portion of long-term debt	747	747
Interest payable	534	322
Other accrued expenses	542	505
Total current liabilities	5,118	4,292

Long-term deferred acquisition payment	3,333	3,730
Long-term debt	4,586	4,586
Other accrued expenses	18	36
Total liabilities	13,055	12,644
Commitments and Contingencies (Note 13)
SHAREHOLDERS’ DEFICIT:
Common stock, $.01 par value, 30,000 shares authorized; 21,858 and 21,291 shares issued; and 21,282 and 20,945 shares outstanding	213	209
Additional paid-in capital	119,473	119,440
Accumulated deficit	(127,420)	(126,626)
Total shareholders’ deficit	(7,734)	(6,977)
Total liabilities and shareholders’ deficit	$5,321	$5,667

(*) The Balance Sheet at June 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
SALES	$3,079	$3,806	$6,100	$7,585
COST OF GOODS SOLD	1,615	2,008	3,174	3,923
Gross profit	1,464	1,798	2,926	3,662

COSTS AND EXPENSES
Sales and marketing	729	1,681	1,539	3,527
General and administrative	467	561	955	1,246
Research and development	337	452	671	874
Change in value of acquisition consideration	—	(85)	—	(93)
Medical device tax	48	59	96	119
Amortization of identifiable intangible assets	17	22	40	44
Total costs and expenses	1,598	2,690	3,301	5,717
OPERATING LOSS	(134)	(892)	(375)	(2,055)

INTEREST EXPENSE	(216)	(178)	(404)	(338)
FOREIGN CURRENCY EXCHANGE GAIN/(LOSS)	(3)	1	(6)	2
LOSS BEFORE INCOME TAXES	(353)	(1,069)	(785)	(2,391)
INCOME TAX EXPENSE	4	16	9	28
NET LOSS	$(357)	$(1,085)	$(794)	$(2,419)

NET LOSS PER COMMON SHARE - BASIC	$(0.02)	$(0.05)	$(0.04)	$(0.11)

NET LOSS PER COMMON SHARE - DILUTED	$(0.02)	$(0.05)	$(0.04)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	21,782	21,245	21,634	21,132

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	21,782	21,245	21,634	21,132

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended December 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(794)	$(2,419)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	250	302
Employee stock-based compensation expense	37	122
Provision for bad debts	18	29
Loss on disposal of assets	2	3
Accretion expense on deferred acquisition payments	261	209
Net adjustment to acquisition consideration	—	(93)
Deferred income taxes	—	18
Change in operating assets and liabilities:
Accounts receivable	(4)	247
Inventories	88	276
Prepaids and other assets	(146)	(136)
Accounts payable	42	426
Other accrued expenses	(104)	(139)
Interest payable	212	165
Net cash used for operating activities	(138)	(990)

INVESTING ACTIVITIES
Purchases of property and equipment	(1)	(27)
Purchases of intellectual property	(14)	(6)
Proceeds from sale of property and equipment	5	—
Cash restricted for collateral	(40)	—
Net cash used for investing activities	(50)	(33)

NET DECREASE IN CASH	(188)	(1,023)

CASH
Beginning of period	718	2,290
End of period	$530	$1,267

Supplemental cash-flow information
Income taxes paid during the period	$8	$12
Net carrying amount of inventory transferred to property and equipment	$8	$22

The accompanying notes to financial statements are an integral part of these statements.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2014
(Unaudited)

1.	Basis of Presentation

          The accompanying unaudited condensed financial statements of Urologix, Inc. (the “Company,” “Urologix,” “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of December 31, 2014 and the statements of operations and cash flows for the three and six-months ended December 31, 2014 and 2013 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date, and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Urologix Annual Report on Form 10-K for the year ended June 30, 2014, which includes a going concern qualification.

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

          As of December 31, 2014, the Company’s cash balance was $570,000, including $40,000 of restricted cash. The Company incurred net losses of $794,000 for the six-month period ended December 31, 2014 and $7.6 million and $4.3 million in the fiscal years ended June 30, 2014 and 2013, respectively. In addition, the Company has accumulated aggregate net losses from the inception of business through December 31, 2014 of $127.4 million.

          On June 28, 2013, the Company entered into a restructuring agreement with Medtronic related to the $7.5 million it then owed to Medtronic under the September 2011 Prostiva license transaction documents. As part of this agreement, we paid Medtronic $2.0 million in satisfaction of certain amounts owed under the transaction documents and entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed. Interest on the Note accrues at a rate of 6 percent, compounded annually, and is payable in five equal installments of principal, and accrued interest, on March 31st of each year beginning on March 31, 2015. The obligations on the Note are secured by substantially all of the Company’s assets (excluding intellectual property).

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The Company has not paid, as of December 31, 2014 or subsequently, two royalty payments, each in the amount of $650,000, that were due on October 4, 2013 and October 6, 2014. Accordingly, royalty payments totaling $1.3 million are included in the short-term deferred acquisition payment liability as of December 31, 2014. The Company has also not paid, as of December 31, 2014 or subsequently, the annual $65,000 license maintenance fee due on September 6, 2013 and September 6, 2014. The total license maintenance fee of $130,000 is included in other accrued expenses as of December 31, 2014. Including interest, total amounts due and unpaid to Medtronic as of December 31, 2014 are approximately $1.5 million.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2014
(Unaudited)

          As a result of the non-payment of royalties and license maintenance fees, Medtronic may terminate the license agreement if Medtronic provides written notice and an opportunity to cure the default. If the license agreement is terminated, the Company’s rights to sell the Prostiva product would be terminated.

          The Company’s cash balance at December 31, 2014 is inadequate to repay amounts owed to Medtronic or to cure any default under the license agreement. On March 31, 2015, the first payment of $1.3 million on the Note is due and the Company’s cash balance is inadequate to fund this payment. It is an event of default under the Note if any amount due remains unpaid for 10 business days. Upon an event of default, Medtronic may declare all outstanding obligations on the Note to be immediately due and payable and may exercise any of its rights under the Note and Security Agreement. Accordingly, as of December 31, 2014, the Company’s cash is not sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to address our outstanding indebtedness to Medtronic. The Company believes that this debt is most likely to be addressed through one or more strategic alternatives.

          Strategic alternatives include sale of the Company or its assets, merging with another company, raising capital by incurring additional debt or raising capital through an offering of its debt or equity securities or both. Because all of the Company’s assets (exclusive of intellectual property) are subject to a lien in favor of Medtronic and because of our limited cash flow available for debt service, the Company does not believe raising capital through incurring additional debt is a viable alternative at this time. Further, the Company does not believe raising capital through the sale of equity is a preferred alternative at this time given the valuation of the company in the public markets and limited liquidity of our stock. No assurance can be given that the Company will successfully realize any strategic alternative or that the strategic alternative will be executed within any particular timeframe or on terms and conditions acceptable to Urologix, its creditors or its shareholders. The Company’s failure to address its indebtedness to Medtronic to Medtronic’s satisfaction may result in seizure by Medtronic of the assets that secure the Company’s indebtedness, loss of control of the Company’s business, bankruptcy or cessation of the business.

          The Company has also implemented operational initiatives designed to enhance the value of the Company and the viability of strategic alternatives and to improve the Company’s cash and liquidity position while these alternatives are pursued. As part of these operational initiatives, the Company implemented restructuring plans in January 2014 and again in April 2014 to reduce our cash utilization. The targeted annual savings from these restructurings total over $4.0 million, compared with the first half of fiscal year 2014. Additional operational initiatives focus on generating additional revenues from sales of both Cooled ThermoTherapy and Prostiva products, negotiating payment terms with our vendors, and managing expenses. There can be no assurance that the Company’s operational initiatives will be successful in supporting the Company’s efforts to pursue strategic alternatives or improving its cash and liquidity position in the short-term sufficient to meet its obligations.

          The financial statements as of and for the six-months ended December 31, 2014 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2014
(Unaudited)

          As part of the consideration for the Prostiva acquisition, the estimated royalty payments between the minimum and maximum amounts are considered contingent consideration. The contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved using Level 3 inputs. The Level 3 inputs consist of the projected fiscal year of payments based on projected revenues and an estimated discount rate. The fair value is determined by applying an appropriate discount rate that reflects the risk factors associated with the payment streams. The changes in fair value that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. The Company estimates the fair value of the future contingent consideration at approximately $1.0 million as of December 31, 2014. There was no change in the fair value of contingent or non-contingent consideration for the six-month period ended December 31, 2014, only increased accretion expense of approximately $74,000. The following table provides a reconciliation of the beginning and ending balances of the contingent consideration liability:

(in thousands)	Six months ended December 31, 2014
Beginning balance - contingent consideration	$953
Accretion expense	74
Ending balance - contingent consideration	1,027
Contractual consideration	4,303
Total deferred acquisition liability	$5,330

5.	Stock-Based Compensation

          On November 16, 2012, our shareholders approved a new equity compensation plan, the Urologix, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan replaced our Amended and Restated 1991 Stock Option Plan (the “1991 Plan”) and provides stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock and/or cash. As of December 31, 2014, we had reserved 2,368,870 shares of common stock under the 2012 Plan, which includes 768,870 expired and forfeited shares from the 1991 Plan, and 1,278,576 shares were available for future grants. The number of shares available under the 2012 Plan will be increased by an amount equal to the number of shares subject to awards or options granted under the 1991 Plan which would have become available for additional awards under the 1991 Plan by reason of forfeiture, cancellation, expiration or termination of those awards. Options expire 10 years from the date of grant and typically vest 25 percent after the first year of service with the remaining vesting 1/36th each month thereafter.

          Amounts recognized in the financial statements for the three and six-months ended December 31, 2014 and 2013 related to stock-based compensation were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Cost of goods sold	$1	$2	$1	$5
Sales and marketing	6	15	9	28
General and administrative	13	30	25	75
Research and development	2	7	2	14
Total stock-based compensation	$22	$54	$37	$122

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2014
(Unaudited)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. There were no stock options granted during the six-month period ended December 31, 2014. The following assumptions were used to estimate the fair value of options granted during the six-months ended December 31, 2013 using the Black-Scholes option-pricing model:

2013
Volatility	83.66%
Risk-free interest rate	0.67%
Expected option life	3.1 years
Stock dividend yield	—

          A summary of our option activity for the six-months ended December 31, 2014 is as follows:

	Number of Options	Weighted-avg. Exercise Price Per Option	Weighted-avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2014	1,704,042	$1.35		$—
Options granted	—	—
Options forfeited	(22,917)	0.50
Options expired	(503,125)	1.79
Outstanding at December 31, 2014	1,178,000	$1.17	5.70	$—
Exercisable at December 31, 2014	994,534	$1.27	5.29	$—

          There is no intrinsic value for options outstanding as our closing stock price was lower than all options outstanding and exercisable as of the dates above.

          A summary of restricted stock award activity for the six-month period ended December 31, 2014 is as follows:

	Number of Restricted Stock Awards	Weighted-avg. Grant-Date Fair Value
Non-vested at June 30, 2014	346,302	$0.28
Awards granted	571,820	0.11
Awards forfeited	(15,000)	0.38
Awards vested	(327,500)	0.27
Non-vested at December 31, 2014	575,622	0.11

          In addition, 10,000 shares of stock were granted during the six-month period ended December 31, 2014 related to a performance stock award.

          As of December 31, 2014, total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the Plan was $59,000 and $45,000, respectively. That cost is expected to be recognized over a weighted-average period of 1.7 years for non-vested stock options and 2.5 years for restricted stock awards.

6.	Basic and Diluted Loss Per Share

          Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and participating securities outstanding plus all dilutive potential common shares that result from stock options. The weighted average common shares outstanding (in thousands) for both basic and dilutive, were 21,782 and 21,245, for the three-months ended December 31, 2014 and 2013, respectively and 21,634 and 21,132, for the six-months ended December 31, 2014 and 2013, respectively.

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2014
(Unaudited)

          The dilutive effect of stock options excludes approximately 1.18 million and 1.85 million awards for the three-months ended December 31, 2014 and 2013, respectively, and 1.18 million and 1.82 million for the six-months ended December 31, 2014 and 2013, respectively, for which the exercise price was higher than the average market price. In addition, there were no potentially dilutive stock options where the exercise price was lower than the average market price for the three and six-month periods ended December 31, 2014 and 2013, respectively.

7.	Restricted Cash

          Restricted cash consists of a reserve account required on our corporate credit cards. The cash becomes unrestricted upon cancellation of the credit cards.

8.	Intangible Assets

          Intangible assets as of December 31, 2014 and June 30, 2014 consisted of the following (in thousands):

	December 31, 2014				June 30, 2014
	Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
Prostiva Acquisition
Patents and Technology	$1,529	$(509)	$(274)	$746	$1,529	$(443)	$(274)	$812
Customer Base	531	(177)	(95)	259	531	(154)	(95)	282
Trademarks	325	(61)	(65)	199	325	(53)	(65)	207
EDAP Acquisition
Customer Base	2,300	(2,300)	—	—	2,300	(2,294)	—	6
Other	88	(13)	—	75	74	(11)	—	63
Total intangible assets	$4,773	(3,060)	$(434)	$1,279	$4,759	(2,955)	$(434)	$1,370

          Amortization expense associated with intangible assets for the three and six-months ended December 31, 2014 and 2013 was $49,000 and $55,000, respectively and $105,000 and $111,000, respectively. As a result of the delisting of our common stock from the NASDAQ exchange at the start of trading on June 7, 2013 and the continued decline of our stock price, we tested our long-lived assets and goodwill for impairment as of June 30, 2013. Based on this impairment testing it was determined that our intangible assets acquired as part of the Prostiva acquisition were impaired. As a result, we recorded an impairment charge as of June 30, 2013 of $274,000 on our developed technology asset which was recorded in cost of goods sold, a $95,000 impairment charge on our customer base asset and a $65,000 impairment charge on trademarks both of which were recorded in operating expense. The fair value of patents and technology, customer base and trademark intangible assets was determined based on a discounted cash flow analysis of forecasted future operating results.

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

          Future amortization expense related to the net carrying amount of intangible assets is estimated to be as follows (in thousands):

Fiscal Years
2015	$101
2016	199
2017	199
2018	198
2019	196

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2014
(Unaudited)

9.	Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of (in thousands):

	December 31, 2014	June 30, 2014

Raw materials	$656	$685
Work-in-process	114	127
Finished goods	672	726
Total inventories	$1,442	$1,538

          In the third quarter of fiscal year 2014, we took a non-cash write-down of our Prostiva capital equipment inventory of approximately $739,000, which included approximately $504,000 of finished goods inventory acquired in the Prostiva acquisition. This inventory continues to be reserved for as of December 31, 2014. Approximately $119,000 and $141,000 of the above finished goods balance as of December 31, 2014 and June 30, 2014, respectively, represents long-term inventories that the Company does not expect to sell within the next 12 months, however they are also not considered excess or obsolete.

10.	Income Taxes

          As of June 30, 2014, the liability for gross unrecognized tax benefits was $14,000. During the six-months ended December 31, 2014, there were no significant changes to the total gross unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not change significantly in the next twelve months.

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

          Warranty provisions and claims for the six-months ended December 31, 2014 and 2013 were as follows (in thousands):

	Six Months Ended
	December 31, 2014	December 31, 2013

Beginning Balance	$56	$58
Warranty Provision	6	22
Warranty Claims	(17)	(20)
Ending Balance	$45	$60

Urologix, Inc.
Notes to Condensed Financial Statements
December 31, 2014
(Unaudited)

12.	Financing Arrangements

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

          On March 31, 2015, the first payment of $1.3 million on the Note is due and the Company’s cash balance is inadequate to fund this payment. It is an event of default under the Note if any amount due remains unpaid for 10 business days. Upon an event of default, Medtronic may declare all outstanding obligations on the Note to be immediately due and payable and may exercise any of its rights under the Note and Security Agreement.

13.	Commitments and Contingencies

Legal Proceedings

          The Company has been involved in various legal proceedings and other matters that arise in the normal course of its business, including product liability claims that are inherent in the testing, production, marketing and sale of medical devices. As of December 31, 2014, the Company was not involved in any legal proceedings or other matters that are expected to have a material effect on the financial position, liquidity or results of operations of the Company.

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

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on our current expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements as a result of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014, as well as in other filings we make with the Securities and Exchange Commission and include factors such as: we have inadequate cash to pay outstanding amounts due to Medtronic totaling $1.5 million as of December 31, 2014, to cure any payment default under the license or to pay the first payment of $1.3 million under the $5.3 million promissory note to Medtronic; with proper notice and an opportunity to cure, Medtronic may terminate the Prostiva license agreement for nonpayment of royalty and license maintenance fees; nonpayment of royalty and license maintenance fees, with proper notice from Medtronic, would constitute an event of default under our $5.3 million promissory note to Medtronic; there is substantial doubt about our ability to continue as a going concern; the Company’s cash is not sufficient to sustain day-to-day operations for the next 12 months; we may not be successful in our pursuit of strategic alternatives to address our outstanding debt to Medtronic or in implementing operational initiatives designed to enhance the viability of strategic alternatives and provide us with improved cash flow and liquidity while we pursue strategic alternatives; our failure to address our indebtedness to Medtronic to Medtronic’s satisfaction may result in seizure by Medtronic of the assets that secure our indebtedness, loss of control of our business, cessation of business or bankruptcy; we may not realize the expected benefits from our operational restructuring initiatives, and they may result in unintended adverse impacts to our business; our common stock is quoted on the OTCQB which could impair our ability to raise capital and will likely hinder our investors’ ability to trade our common stock in the secondary market; fluctuations in our future operating results may negatively affect the market price of our common stock; our stock price has been volatile and a shareholder’s investment could decline in value; future sales of shares of our common stock may negatively affect our stock price; provisions of Minnesota law, our governing documents and other agreements may deter a change of control of us and have a possible negative effect on our stock price; third party reimbursement is critical to market acceptance of our products; we are faced with intense competition and rapid technological and industry change; all of our revenues are derived from minimally invasive therapies that treat one disease, BPH; and government regulation has a significant impact on our business. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

          The following is a discussion and analysis of Urologix’ financial condition and results of operations as of and for the three and six-months ended December 31, 2014 and 2013. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Urologix’ Annual Report on Form 10-K for the year ended June 30, 2014.

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

          We initiated sales of the Prostiva RF Therapy system in Europe by entering into supply agreements with distributors in targeted countries. Total international Prostiva sales for the three and six-month periods ended December 31, 2014 and 2013 were $69,000 and $100,000, respectively, and $136,000 and $165,000, respectively.

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

          As of December 31, 2014, the Company’s cash balance is not sufficient to sustain day-to-day operations for the next 12 months and there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty. See Note 3 “Liquidity” and “Liquidity and Capital Resources” section below.

Critical Accounting Policies:

          A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended June 30, 2014. As of December 31, 2014, our critical accounting policies and estimates continue to include revenue recognition, inventories, valuation of long-lived assets, income taxes, stock-based compensation and fair value of contingent consideration.

RESULTS OF OPERATIONS

Net Sales

          Net sales for the three-months ended December 31, 2014 were $3.1 million, compared to $3.8 million during the same period of the prior fiscal year, a decrease of $727,000, or 19 percent. Net sales of $6.1 million for the six-months ended December 31, 2014 decreased $1.5 million or 20 percent when compared to net sales of $7.6 million for the six-month period ended December 31, 2013. The decrease in net sales for the comparable prior year periods is the result of lower volume of units sold in both Cooled ThermoTherapy and Prostiva RF Therapy product lines. The decrease in net sales is partially attributable to the restructurings that occurred in the second half of fiscal year 2014, which included changes in the sales organization, and were in line with our expectations.

Cost of Goods Sold and Gross Profit

          Cost of goods sold includes raw materials, labor, and overhead incurred in connection with the production of our Cooled ThermoTherapy system control units and single-use treatment catheters, amortization related to developed technologies, costs associated with the delivery of our Urologix mobile service, as well as costs for the Prostiva products. Cost of goods sold for the three-months ended December 31, 2014 decreased $393,000, or 20 percent, to $1.6 million, from $2.0 million for the three-month period ended December 31, 2013. Cost of goods sold for the six-month period ended December 31, 2014 decreased $749,000, or 19 percent, to $3.2 million compared with cost of goods sold of $3.9 million for the six-month period ended December 31, 2013. The decrease in costs of goods sold for the three and six-month periods ended December 31, 2014 is a result of the decrease in unit volume of sales.

          Gross profit as a percentage of net sales remained steady at 48 percent, for the three and six-month periods ended December 31, 2014 compared to 47 percent and 48 percent, for the three and six-month periods ended December 31, 2013, respectively. The decrease in production volume as a result of lower sales has largely been offset by a decrease in fixed manufacturing expenses.

Sales and Marketing

          Sales and marketing expense of $729,000 for the second quarter of fiscal year 2015 decreased by $952,000, or 57 percent, when compared to sales and marketing expense of $1.7 million in the same period of fiscal year 2014. The decrease in sales and marketing expense for the three-months ended December 31, 2014 is due to a $675,000 decrease in headcount related expenses due to decreased commissions and decreased headcount, as well as a $139,000 decrease in travel expenses as a result of the restructuring plans implemented in January and April of 2014. In addition, as a result of our expense management efforts, advertising and promotion expense decreased by $92,000 and convention and meeting expenses decreased by $46,000 in the current year period.

          For the six-month period ended December 31, 2014, sales and marketing expense decreased by $2.0 million, or 56 percent, from $3.5 million at December 31, 2013 to $1.5 million at December 31, 2014. The $2.0 million decrease is due to a $1.5 million decrease in headcount related expenses, including commissions, a $293,000 decrease in travel expenses, as well as a $242,000 decrease in advertising and promotions. As mentioned above, the year-over-year decreases in sales and marketing expense are due to the restructurings implemented in the second half of fiscal year 2014 as well as expense management efforts.

General and Administrative

          General and administrative expense decreased $94,000, or 17 percent, to $467,000 for the three-month period ended December 31, 2014 compared to $561,000 for the three-month period ended December 31, 2013. The decrease in general and administrative expense is largely the result of decreased wages and benefits of $93,000 due to lower headcount.

          General and administrative expense for the six-month period ended December 31, 2014 was $955,000, a decrease of $291,000 or 23 percent compared to $1.2 million for the six-month period ended December 31, 2013. The decrease in general and administrative expense for the six-month period ended December 31, 2014 is a result of decreased spending in all general and administrative areas in an effort to manage expenses. In particular, wages and benefits decreased $130,000 due to lower headcount, consulting expenses decreased by $69,000, stock option expense decreased by $50,000 due to lower fair market values of our stock, and bank fees and service charges decreased by $38,000 as a result of the reduced sales and termination of our bank line of credit at the end of fiscal year 2014.

Research and Development

          Research and development expense, which includes expenditures for product development, regulatory compliance and clinical studies, decreased $115,000 or 25 percent to $337,000 for the three-month period ended December 31, 2014 from $452,000 for the three-month period ended December 31, 2013. The decrease in research and development expense is a result of a $122,000 decrease in wages and benefits due to lower headcount in the current year, partially offset by a $17,000 increase in product testing and project materials spending.

          For the six-month period ended December 31, 2014, research and development expense decreased by $203,000 or 23 percent to $671,000 compared to $874,000 for the six-month period ended December 31. 2013. The decrease in research and development expense compared to the prior year period is again due to a decrease in wages and benefits expense of $244,000, partially offset by a $40,000 increase in consulting expenses.

Change in Value of Acquisition Consideration

          There was no change in the value of acquisition consideration for the three and six-month periods ended December 31, 2014 compared to reductions of $85,000 and $93,000 for the three and six-month periods ended December 31, 2013. For the three and six-month periods ended December 31, 2013, the change in the value of acquisition consideration represents the reduction in fair value of contingent consideration as a result of a reduction in the projected royalty payments in excess of contractual minimums in earlier years.

Medical Device Tax

          The medical device tax expense represents the excise tax imposed beginning January 1, 2013 on all U.S. medical device sales as part of the Federal health care reform legislation. The medical device excise tax expense of $48,000 and $96,000 for the three and six-month periods ended December 31, 2014, respectively, decreased by 19 percent, when compared to medical device excise tax expense of $59,000 and $119,000 for the three and six-months ended December 31, 2013, respectively. The decrease in the medical device tax expense is a result of the decrease in sales.

Amortization of Identifiable Intangible Assets

           Amortization expense was $17,000 and $40,000 for the three and six-month periods ended December 31, 2014, respectively, compared to $22,000 and $44,000 for the three and six-month periods ended December 31, 2013, respectively. The slight decrease in amortization expense year-over-year is due to the complete amortization of the customer base intangible asset acquired as part of the EDAP acquisition in fiscal year 2001.

Net Interest Expense

          Interest expense is a result of non-cash interest accretion on the deferred acquisition payments for the Prostiva business as well as the interest accrued on amounts owed to Medtronic, including the Note entered into with Medtronic on June 28, 2013. Interest expense increased to $216,000 and $404,000 for the three and six-month periods ended December 31, 2014, respectively, from $178,000 and $338,000 for the three and six-months ended December 31, 2013, respectively. The increase in interest expense is due to lower accretion expense in the prior year period due to the true up of the contractual deferred acquisition liability as well as additional interest expense on past due amounts to Medtronic.

Provision for Income Taxes

          We recognized income tax expense of $4,000 and $9,000 for the three and six-months ended December 31, 2014, compared to income tax expense of $16,000 and $28,000 for the three and six-month periods ended December 31, 2013. The tax expense in the three and six-months ended December 31, 2014 represents expense for state taxes. The tax expense in the three and six-month periods ended December 31, 2013 relates to $11,000 and $18,000, respectively, for the deferred tax liability resulting from the amortization for tax purposes of the goodwill acquired in the Prostiva acquisition, as well as $5,000 and $10,000, respectively, for the provision for state taxes. We fully impaired our goodwill balance as of April 30, 2014, and therefore wrote-off the balance of the related deferred tax liability.

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

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations since inception through sales of equity securities and, to a lesser extent, sales of our Cooled ThermoTherapy products and, beginning September 6, 2011, sales of the Prostiva RF Therapy System product. As of December 31, 2014, we had cash of $570,000, which includes $40,000 of restricted cash, compared to cash of $718,000 as of June 30, 2014.

          On June 28, 2013, the Company entered into a restructuring agreement with Medtronic related to the $7.5 million it then owed to Medtronic under the September 2011 Prostiva license transaction documents. As part of this agreement, we paid Medtronic $2.0 million in satisfaction of certain amounts owed under the transaction documents and entered into a promissory note (the “Note”) with Medtronic for $5.3 million for the remaining amounts owed. Interest on the Note accrues at a rate of 6 percent, compounded annually, and is payable in five equal installments of principal and accrued interest, on March 31st of each year beginning on March 31, 2015. The obligations on the Note are secured by substantially all of the Company’s assets (excluding intellectual property).

          Under the license agreement, royalty payments for Prostiva products are paid one year in arrears based on the contract year. The Company has not paid, as of December 31, 2014 or subsequently, two royalty payments, each in the amount of $650,000, that were due on October 4, 2013 and October 6, 2014. Accordingly, royalty payments totaling $1.3 million are included in the short-term deferred acquisition payment liability as of December 31, 2014. The Company has also not paid, as of December 31, 2014 or subsequently, the annual $65,000 license maintenance fee due on September 6, 2013 and September 6, 2014. The total license maintenance fee of $130,000 is included in other accrued expenses as of December 31, 2014. Including interest, total amounts due and unpaid to Medtronic as of December 31, 2014 are approximately $1.5 million.

          As a result of the non-payment of royalties and license maintenance fees, Medtronic may terminate the license agreement if Medtronic provides written notice and an opportunity to cure the default. If the license agreement is terminated, the Company’s rights to sell the Prostiva product would be terminated.

          The Company’s cash balance at December 31, 2014 is inadequate to repay amounts owed to Medtronic or to cure any default under the license agreement. On March 31, 2015, the first payment of $1.3 million on the Note is due and the Company’s cash balance is inadequate to fund this payment. It is an event of default under the Note if any amount due remains unpaid for 10 business days. Upon an event of default, Medtronic may declare all outstanding obligations on the Note to be immediately due and payable and may exercise any of its rights under the Note and Security Agreement. Accordingly, as of December 31, 2014, the Company’s cash is not sufficient to sustain day-to-day operations for the next 12 months. The Company’s ability to continue as a going concern is dependent upon our ability to address our outstanding indebtedness to Medtronic. The Company believes that this debt is most likely to be addressed through one or more strategic alternatives.

          Strategic alternatives include sale of the Company or its assets, merging with another company, raising capital by incurring additional debt or raising capital through an offering of its debt or equity securities or both. Because all of the Company’s assets (exclusive of intellectual property) are subject to a lien in favor of Medtronic and because of our limited cash flow available for debt service, the Company does not believe raising capital through incurring additional debt is a viable alternative at this time. Further, the Company does not believe raising capital through the sale of equity is a preferred alternative at this time given the valuation of the company in the public markets and limited liquidity of our stock. No assurance can be given that the Company will successfully realize any strategic alternative or that the strategic alternative will be executed within any particular timeframe or on terms and conditions acceptable to Urologix, its creditors or its shareholders. The Company’s failure to address its indebtedness to Medtronic to Medtronic’s satisfaction may result in seizure by Medtronic of the assets that secure the Company’s indebtedness, loss of control of the Company’s business, bankruptcy or cessation of the business.

          The Company has also implemented operational initiatives designed to enhance the value of the Company and the viability of strategic alternatives and to improve the Company’s cash and liquidity position while these alternatives are pursued. As part of these operational initiatives, the Company implemented restructuring plans in January 2014 and again in April 2014 to reduce our cash utilization. The targeted annual savings from these restructurings total over $4.0 million, compared with the first half of fiscal year 2014. Additional operational initiatives focus on generating additional revenues from sales of both Cooled ThermoTherapy and Prostiva products, negotiating payment terms with our vendors, and managing expenses. There can be no assurance that the Company’s operational initiatives will be successful in supporting the Company’s efforts to pursue strategic alternatives or improving its cash and liquidity position in the short-term sufficient to meet its obligations.

          The financial statements as of and for the six-months ended December 31, 2014 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

          During the six-months ended December 31, 2014, we used $138,000 of cash for operating activities. The net loss of $794,000 included non-cash charges of $250,000 from depreciation and amortization expense, $37,000 from stock-based compensation expense and $261,000 of accreted interest expense. Changes in operating items resulted in the generation of $88,000 of operating cash flow for the period as a result of higher interest payable of $212,000, lower inventories of $88,000 and higher accounts payable of $42,000. These changes were partially offset by higher prepaids and other assets of $146,000 and lower other accrued expenses of $104,000.

          Interest expense represents interest on amounts due Medtronic, including interest accrued on the Medtronic Note. The decrease in inventories is a result of lower CTT production to lower our days inventory on hand and the increase in accounts payable is a result of the timing of receipts and payments. Prepaids and other assets increased as a result of the payment of annual insurance premiums which are paid at the beginning of the fiscal year and amortized over the annual period, and the decrease in other accrued expenses is a result of the payment of the fiscal year 2014 bonuses in the first quarter of fiscal year 2015.

          During the six-months ended December 31, 2014, we used $50,000 for investing activities. Collateral requirements on the corporate credit cards resulted in the use of $40,000 of cash. The remaining cash used for investing activities related to the purchase of property and equipment and investments in intellectual property, which was partially offset by $5,000 of proceeds from an asset sale.

          We plan to continue offering customers a variety of programs for both evaluation and longer-term use of our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes in addition to purchase options. We also will continue to provide physicians and patients with efficient access to our Cooled ThermoTherapy system control units and Prostiva RF Therapy System generators and scopes on a pre-scheduled basis through our mobile service. As of December 31, 2014, our property and equipment, net, included approximately $214,000 of control units, generators and scopes used in evaluation or longer-term use programs and units used in our Company-owned mobile service.

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

Date: February 13, 2015